Form 10-K405
period 2001-03-31
ROXIO INC
filed 2001-06-29
CIK 1122787

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended
                                 MARCH 31, 2001

                                       or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 000-32373

                               ----------------

                                  ROXIO, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                 77-0551214
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)
461 South Milpitas Boulevard, Milpitas,
              California                                   95035
    (Address of principal executive                      (Zip Code)
               offices)

       Registrant's telephone number, including area code: (408) 259-7694

                               ----------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share

       Series A Participating Preferred Stock, $0.001 par value per share

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of June 20, 2001, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately
$193.3 million. For this computation, the company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the company and their associates as a group. As of June 20, 2001, the number of outstanding shares of common stock of the registrant was approximately 16,510,380.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ROXIO, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                                                      Page No.
                                                                      --------
 INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS.................     1


 DOCUMENTS INCORPORATED BY REFERENCE.................................     1


 PART I..............................................................     2


    ITEM 1.       BUSINESS..........................................      2


    ITEM 2.       DESCRIPTION OF PROPERTY...........................     24


    ITEM 3.       LEGAL PROCEEDINGS.................................     24


    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS...........................................     25


    SPECIAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT..............     25


 PART II.............................................................    27


    ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS...............................     27


    ITEM 6.       SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND
                  OTHER DATA........................................     27


    ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...............     29


    ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK.......................................     36


    ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND
                  SUPPLEMENTARY DATA................................     36


    ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE...............     36


 PART III............................................................    37


    ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT........................................     37


    ITEM 11.      EXECUTIVE COMPENSATION............................     37


    ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT....................................     37


    ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....     37


 PART IV.............................................................    38


    ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K...............................     38

              INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

   We are a Delaware corporation, and our principle executive offices are located at 461 South Milpitas Boulevard, Milpitas, California 95035.

   You should not rely on forward-looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "plans," "expects," "future," "intends," "may," "will," "should," "estimates," "predicts," "potential," "continue" and similar expressions to identify such forward-looking statements. This annual report also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of certain markets. Forward-looking statements are subject to known and unknown risks, uncertainties and other facts that may cause our actual results to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Risk Factors" and elsewhere in this annual report.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of our definitive proxy statement for the 2001 annual meeting of stockholders, to be held on September 20, 2001, have been incorporated by reference into Part III of this annual report.

                                     PART I

ITEM 1. BUSINESS

   We are a leading provider of digital media software solutions that enable individuals to create, manage and move music, photos, video and data onto recordable CDs. Our principal products are our Easy CD Creator and Toast families of CD recording software and our GoBack system recovery software. The quantity of digital content distributed over the Internet to the PC is rapidly increasing, driven by high speed Internet connections, the increasing number of web sites focused on the electronic distribution of music and other content, and the proliferation of digital consumer electronics devices. We expect this trend will increase the need for our products. Consumers are increasingly using recordable CDs as a medium for digital content because of their capacity, low cost, portability and compatibility with a large number of existing play back devices. We are the industry leader in providing software that enables individuals to record digital content onto CDs. We distribute our products primarily through leading PC and CD recordable drive manufacturers, distributors and strategic partners. Our software was bundled with approximately 24 million CD recorders in 2000.

Separation from Adaptec

   We were incorporated in August 2000 as a wholly-owned subsidiary of Adaptec, Inc. to conduct substantially all the business of its software products group. On April 12, 2001, the board of directors of Adaptec approved the distribution of all of the outstanding shares of our common stock to the record holders of Adaptec common stock on April 30, 2001, with the exception of 190,941 shares that Adaptec continues to hold for issuance upon the exercise of an outstanding warrant to purchase Adaptec common stock. In the distribution, each holder of Adaptec common stock received as a dividend 0.1646 of a share of our common stock for every one share of Adaptec common stock held on April 30, 2001, which was the record date for determining the holders of Adaptec stock entitled to receive the dividend. Our separation from Adaptec was completed on May 5, 2001 and the distribution of our common stock by Adaptec to its stockholders was completed on May 11, 2001.

Industry Background

   Internet use is expanding rapidly. International Data Corporation, or IDC, estimates that in 2000 approximately 328 million people worldwide had Internet access, and projects that by 2003 there will be 602 million Internet users. Individuals are using the Internet for traditional applications such as viewing web pages or sending e-mail, and increasingly to access and distribute multimedia data files containing music, photographic images and video. The Internet is becoming widely used as a means of distributing digital content for the following reasons:

 Adoption of High Speed Internet Connections in the Home

   IDC estimates that the number of U.S. homes with high speed Internet access will grow from approximately four million in 2000 to approximately 21 million by 2003.

 The Growing Popularity of Web Sites Focused on the Electronic Distribution of Music and Other Content

   Consumer demand for downloadable content, such as MP3 compressed audio files, has given rise to independent web sites such as Audible.com, EMusic.com, Liquid Audio, MP3.com and Napster. This demand has led BMG, EMI, Sony and other traditional content providers to announce plans to make their content available over the Internet. Forrester Research estimates that almost 25% of media products sold online in 2004 will be digitally downloaded.

 The Proliferation of Digital Consumer Electronics Devices

   Users are creating digital content every day by capturing information with portable consumer electronics devices such as digital cameras, digital camcorders and scanners.

   The growth in digital content has created new applications for the PC. Consumers want the ability to conveniently create, manage and move digital content, and PCs are being used to perform these functions. For example, audio files downloaded from the Internet can be assembled into personalized play lists. Similarly, digital images taken with a digital camera or camcorder can be transferred to a PC and adapted to create photo albums, flyers, posters or other composite images. Additionally, consumers want the convenience of viewing or listening to digital content that they have accessed through their PC with other consumer electronic devices such as DVD players, portable CD players, car stereos or home audio systems.

   Business users also create, manage and move digital content using PCs. For example, large multimedia presentations are often viewed by different people using different PCs or taken on the road for viewing on a laptop PC. Similarly, product information is frequently shared with a sales team and with customers. In these cases, the ability to share digital content across many separate PCs may be highly important to the operations of a company.

   The CD has achieved widespread acceptance as a high-capacity, inexpensive, reliable and portable medium for transferring and accessing music, videos, photos and data. For example, software and music are commonly distributed on read-only CDs, which can play back the content stored on them but cannot be used to store additional content. With the advent of CD recorders, a term used to describe both CD-R and CD-RW drives, people can now record their own CDs which are compatible with the large number of existing CD players. As drive and media prices have declined, CD recorders have become a mainstream PC peripheral. Industry research firm Santa Clara Consulting Group estimates that the installed base of CD recorders will grow to over 90 million by the end of 2001. They also estimate that approximately 4.5 billion recordable CDs will be sold in 2001.

   Sales of DVD players in both the PC and consumer electronics markets are also growing. DVD players can be used for playing back both CDs and DVDs. As the number of DVD players grows, a strong market opportunity for DVD recorders is expected to emerge.

   The increasing use of PCs to manage and store digital content has created an even greater need to protect both home and office users from the effects of system crashes, virus attacks and human error. In addition, the digital content stored on the PC can be highly valuable to the user. Recent virus attacks demonstrate the destructive potential of new forms of viruses. These risks have given rise to the need for a means to quickly and easily restore data on the PC once it has been infected, lost or otherwise corrupted, and to prevent interruptions in the operability of the PC.

Our Solution

   We provide comprehensive software solutions to create, manage and move digital content. Our software is reliable, easy to use and compatible across a broad range of operating systems. Our leading product, Easy CD Creator, allows users to record music downloaded from the Internet, store digital photos and share large data files, such as PowerPoint presentations. Based on industry data, we estimate that our CD recording software was included with approximately 70% of the CD recorders shipped in 2000. Our GoBack system recovery software enables PC users to quickly recover their data and software applications in the event of system crashes, virus attacks and human error.

   Our solutions provide the following key advantages to our customers:

 Compatibility

   We are in frequent contact with our PC and drive manufacturer customers and devote extensive resources to compatibility testing. Our CD recording software is compatible with over 900 versions of CD recorders. We strive to maintain compatibility with the many new CD recorders which become available each month. Our products support an extensive array of technical standards for audio, data, enhanced music and video on a CD or DVD. Our CD recording products support popular operating systems, including Microsoft Windows 95, 98, NT 4.0, Me and 2000 and Apple's Mac OS 9.

 Ease of Use

   Our software is highly sophisticated but very easy to use. Our CD recording software allows the user to perform technical tasks seamlessly with simple, easy-to-learn commands, and to perform a range of functions, including recording data, video, photos and multimedia combinations. For example, our DirectCD technology allows users to move or copy files to a CD using a drag and drop feature, in the same manner as they would save files to a floppy disk. GoBack provides system recovery for PCs by working in the background to continuously keep an up-to-date record of a PC's hard drive, unlike other system recovery applications that require affirmative user action to periodically back-up the PC's hard drive. We conduct usability testing to ensure that our products are user-friendly.

 Quality

   We believe that we have a reputation in the industry for producing high quality products. For example, we have received awards of recognition from leading industry publications, including E-Media, PC Week and PC World. We invest substantial resources in our product development and test efforts to assure that our products work reliably across a broad range of configurations.

 Complete Set of Features

   Easy CD Creator and Toast provide a full suite of applications to create, manage and move music, video, photographs and data using CDs. Our software also provides numerous system back up and recovery features. GoBack is our specialized system recovery software which enables the user to undo common user errors like deleting or overwriting files, and to restore the user's hard drive to its former condition following a system crash or virus attack.

Our Strategy

   Our objective is to become the leading provider of digital content management solutions. We intend to pursue the following key strategic initiatives to accomplish our objective:

 Maintain Leadership Position

   To maintain strong relationships with PC and CD recordable drive manufacturers that include our software with their products, we will continue to invest significant resources in product testing, quality assurance and OEM support. We also intend to actively pursue additional partnerships with complementary software application providers who want to enhance their applications by adding CD recording technology. We have agreed to include CD recording software with limited functionality in Microsoft Media Player 7 and RealNetworks RealJukebox which will display our brand whenever a CD is recorded and present the user with an offer to upgrade to a full-featured version. In addition, we intend to invest in marketing and advertising focused on building the corporate identity and brand of Roxio, and to continue our current efforts to build our product brands.

 Introduce New Marketing Approaches

   We believe there is a significant opportunity to expand the sales of our full-featured products as upgrades to current users of our products. Through PC and CD recordable drive manufacturers, we provide users with a standard version of our Easy CD Creator software suite. Beginning with Easy CD Creator 5.0, we will focus on promoting upgrades to the Platinum version from within the user interface by highlighting the features of Easy CD Creator that are not available in the standard version. We also intend to more aggressively market our CD recording and system recovery products to individuals for corporate and business use, particularly in the small and mid-sized business markets.

 Pursue Strategic Partnerships

   We intend to promote broader application of our technology through the development of strategic partnerships. Because our technology plays a key role in the movement of digital content from the PC to a range of consumer playback devices, we believe we are well positioned to participate through partnerships in the commercial delivery of digital content over the Internet and the protection of copyrighted material accessed through the Internet. Additionally, we believe that our system recovery solutions present us with partnering opportunities in the virus protection market. For example, GoBack complements traditional virus protection software applications by allowing users to recover from the damage caused by virus attacks. We plan to pursue partnerships to create channels for us to sell our system recovery products in the corporate enterprise and small and mid-sized business markets.

 Continue to Invest in New Technology and Product Development

   We will continue to invest in product development and improving our technology to expand the breadth of our product offerings. For our recording products, we intend to invest in new technologies that will enable our products to be compatible with future DVD recording standards, emerging standards for the protection of copyrighted material, digital appliances and new operating systems. We intend to invest significant resources to further develop and enhance our system recovery solutions to include more operating system support, enterprise deployment capabilities and additional recovery features.

 Acquire Companies and Technologies

   Since July 1995, we have made five acquisitions of key products and technologies. In 1996, we acquired Incat Systems Software USA, Inc., or Incat, for Adaptec common stock and other cash consideration. Incat provided for our initial entry into the CD-ROM and CD-R mastering software market. In 1996, we acquired the CD Creator product line from Corel Corporation for a purchase price of $12 million, and in 1997 we acquired the Macintosh-based Toast CD recordable technology for a purchase price of $8 million. In July 1999, we acquired CeQuadrat GmbH for approximately $24 million. CeQuadrat is a German-based software company providing CD recording software products primarily in Germany. This acquisition provided us with enhanced product development and engineering expertise, as well as a greater European customer base. In March 2000, we acquired Wild File, Inc. the developer of our GoBack system recovery software, for approximately $28.5 million. In order to expand our product offerings and take advantage of new market opportunities, we may acquire or invest in other complementary businesses, products and technologies. We believe that future acquisitions will enable us to rapidly expand our product offerings and customer base and take advantage of new market opportunities.

 Offer DVD Recording Products

   We expect DVD usage to grow to meet the demand for higher capacity multimedia applications such as video and data storage. We believe that as the number of DVD recorders and players grows over the next several years, DVD will emerge as a widely used technology. We intend to leverage our technology leadership and brand awareness to offer a breadth of products that will allow users to store content to recordable DVDs.

Products

   Our product offerings consist of the following:

 Easy CD Creator

   Easy CD Creator allows users to create their own music, photo, video and data CDs using the CD recorders on their PC. Easy CD Creator is compatible with the Microsoft Windows 95, 98, NT 4.0, Me and

2000 operating systems and is expected to be available for the Windows XP operating system in the fourth calendar quarter of 2001. In February 2001, we began shipping our retail product Easy CD Creator 5 Platinum. For our original equipment manufacturer customers we will soon be shipping Easy CD Creator Standard Edition, Version 5.0. The user interface on Easy CD Creator Standard Edition, Version 5.0 will highlight additional premium features available in Easy CD Creator 5 Platinum that are not available on the standard edition. The following table sets forth key features of the three editions of our Easy CD Creator software:

 Easy CD Creator      Distribution                                           Key Features
 ---------------      ------------                                           ------------
 Audio Recording  Microsoft Media      . Record audio files, such as MP3, to CD at up to 2X recording speed
  Plug-in          Player and
  Edition          RealNetworks

 Standard         PC and CD recordable . Record at up to 24X recording speed
  Edition,         drive manufacturers .Store any kind of file to CD, including presentations, photos, videos or data
  Version 5.0      and integrators
                                       . Create custom audio CDs from an existing CD collection
                                       . Convert MP3 tracks to CD audio while playing the track
                                       . Download artist/title information from online music database
                                       . Use DirectCD to drag and drop files to CD in Windows Explorer
                                       . Make a copy of a CD
                                       . Download new drive support and product updates online

 Platinum         Distributors, retail All features of the standard version, plus:
  Edition,         and direct sales    .                                             Encode CDs into MP3 format
  Version 5.0
                                       . Create MP3 CDs
                                       . Customize transitions between songs with special effects
                                       . Move albums or cassettes to CDs
                                       . Create photo albums and slide shows on CDs
                                       . Design and print custom CD labels and jewel case inserts
                                       . Protect PC hard drive data with the Take Two backup application
                                       . Create video CDs that can be played back on video CD or DVD players
                                       . Create video postcards

 GoBack

   Our GoBack system recovery software enables users to return their hard drives to their former condition as of a previous point in time. This capability allows users to more quickly and easily recover from system crashes, virus attacks or user errors. For PC support organizations, GoBack can reduce the number of service calls and increase user productivity. GoBack is currently compatible with the Microsoft Windows 95, 98, Me, NT 4.0 and 2000 operating systems and is expected to be available for the Windows XP operating system in the fourth calendar quarter of 2001. GoBack provides the following key features and advantages:

  . provides protection continuously and transparently;

  . protects all files on the system; and

  . can recover data even when Windows fails to start, without requiring a special boot disk.

 Toast

   Toast is our version of CD recording software for the Macintosh. Its functionality is similar to Easy CD Creator, and it is available in both standard and deluxe editions. We have recently begun shipping version 5.0 of Toast.

 Jam

   Jam is our companion product to Toast that is designed to provide users with tools to make professional quality audio CDs.

 VideoPack

   VideoPack is our DVD-Video, Video CD and Super-VCD recording product that we expect to begin shipping in the third calendar quarter of 2001. VideoPack automatically converts most common video and still image files, including AVI, JPEG, BMP and more, into DVD or Video CD compatible video files.

 WinOnCD

   WinOnCD is our CD recording product targeted at the technical and professional user. It is marketed in Europe, with the strongest brand recognition in Germany. WinOnCD is compatible with the Microsoft Windows 95, 98, NT 4.0 and Me operating systems.

Strategic Relationships

   We have established strategic relationships with Microsoft and RealNetworks under which we provide versions of our software with fewer features than the versions provided to our PC and drive manufacturer customers. We believe that these strategic relationships enable us to penetrate additional markets, increase market awareness of our products and increase upgrade sales. We are actively pursuing additional strategic alliances.

 Microsoft

   In March 2000, we entered into a strategic relationship with Microsoft in which we agreed to provide Microsoft with our audio recording plug-in for inclusion in Windows Media Player 7. In return, Microsoft agreed to promote our brand and software products, including by displaying information about upgrades during the CD recording process. While we will not receive any direct revenue from this agreement, we will receive all of the revenues generated from product upgrades originating from this relationship. This agreement expires in June 2002 and may be terminated with 90 days' notice. Additionally, in August 1999, we entered into a strategic relationship with Microsoft in which we agreed to supply a portion of our CD recording engine for integration into future Microsoft operating systems. The first Microsoft operating system that is expected to include this functionality is Windows XP. Under this agreement, Roxio receives marketing attribution within the Windows XP operating system. This is the only element of our technology that may be embedded in future Microsoft operating systems pursuant to this agreement.

 RealNetworks

   In December 1999, we entered into a strategic relationship with RealNetworks in which we agreed to provide RealNetworks with our audio recording plug-in for inclusion in its RealJukebox product. In return, RealNetworks agreed to promote our brand and software products. While we will not receive any direct revenue from this agreement, we will receive the majority of the revenues generated on product upgrades originating from the RealNetworks web site. This agreement expires in December 2001. Additionally, we entered into a strategic relationship with RealNetworks in which we agreed to sell to RealNetworks upgrades to our audio-recording plug-in for RealJukebox users.

Customers

   We sell our software directly to PC manufacturers, CD recordable drive manufacturers, integrators, distributors and end users.

 PC Manufacturers

   Sales to PC manufacturers are rapidly becoming our most significant means of reaching end users. For our fiscal year ended March 31, 2001, sales to PC manufacturers accounted for approximately 17% of our gross revenue. The following are our top five PC manufacturer customers by revenue in fiscal 2001, which together generated a total of 16% of our gross revenue in fiscal 2001:

        Compaq                          Hewlett-Packard
        Dell                            IBM
        Gateway

 CD Recordable Drive Manufacturers

   We also sell our software to CD recordable drive manufacturers who sell their CD recorders as a stand-alone product to consumers. For our fiscal year ended March 31, 2001, sales to drive manufacturers accounted for approximately 23% of our gross revenue. We expect that as more PCs are shipped with pre-installed CD recorders our sales to drive manufacturers as a percentage of our total revenue will decline. The following are our top five drive manufacturer customers by revenue in fiscal 2001, which together generated a total of 10% of our gross revenue in fiscal 2001:

        LG Electronics                  Samsung
        Philips                         Yamaha
        Acer

 Integrators

   Integrators are companies that bundle a CD recorder with value added hardware and software and sell the combination as a stand-alone product. For our fiscal year ended March 31, 2001 sales to integrators accounted for approximately 15% of our gross revenue. For our fiscal year ended March 31, 2001 sales of our software to Hewlett-Packard, which is both a PC manufacturer and an integrator customer, accounted for approximately 11% of our gross revenue. Hewlett-Packard recently informed us that they will be bundling one of our competitor's CD recording software across their PCs and CD recorders and that our solution will likely be phased out by January 2002. We expect that as more PCs are shipped with pre-installed CD recorders our sales to integrators as a percentage of our total revenue will decline. The following are our top three integrator customers by revenue in fiscal year 2001, which together generated a total of 12% of our gross revenue in fiscal 2001:

        Hewlett-Packard                 Micro Solutions
        Iomega

 Distributors, Retail and Direct Sales

   The majority of the deluxe versions of our software reach end users through retailers, who buy our products from our national and international distributors. Direct sales represented a small percentage of our total net revenue for the fiscal year ended March 31, 2001. For our fiscal year ended March 31, 2001, direct sales and sales to distributors accounted for approximately 45% of our gross revenue. Our distributor agreements generally provide distributors with stock rotation and price protection rights as well as the right to return discontinued products. We currently sell our software to more than 90 distributors worldwide. For our fiscal year ended March 31, 2001, sales to Ingram Micro accounted for 21% of our gross revenue. We expect that as we expand our marketing efforts around our deluxe products and market our applications over the Internet, our retail and direct sales as a percentage of our total revenue will increase. The following are our top three distributor customers by revenue in fiscal 2001, which together with direct sales generated a total of 32% of our gross revenue in fiscal 2001:

        Tech Data                       Ingram Micro
        Softbank

   We sell upgrades directly to end users through our web site and (800) number. We believe that our strategic relationships with Microsoft and RealNetworks and our relationships with our PC and drive manufacturer partners will enhance our ability to sell directly to end users.

Sales, Marketing and Support

   Our products are broadly distributed through relationships with PC manufacturers, CD recordable drive manufacturers, integrators, distributors, retailers and strategic partners.

   We expend a large portion of our marketing resources to market our products to PC and drive manufacturers. We believe that by partnering with leading PC and drive manufacturers, we will continue to be well positioned to introduce new products and develop new markets. We work closely with our PC and drive manufacturer customers as we develop new products and solicit market feedback from our customers. Our sales and marketing efforts to PC and drive manufacturer customers include:

  . working closely with them to ensure that our software is compatible with their products;

  . creating awareness of our technical expertise and our brand; and

  . co-marketing our software with their products.

   We market our products through major distributors who resell to computer retailers such as Best Buy, Comp USA, Fry's Electronics and Staples, and Internet and catalog retailers such as Buy.com, CDW, Micro Warehouse and PC Connection. We build retail shelf presence through promotions including point of sale displays, newspaper inserts and in-store training. We generate end user demand through rebates, national advertising in targeted publications, numerous trade show appearances, web promotions, direct mail and e-mail, and press and publicity tours and events.

   End users can currently purchase our products directly from us through our web site and (800) number. We expect direct sales to customers as a percentage of our total net revenue to increase in the future as a result of increased sales of downloadable modules, plug-ins and unlockable versions that we make available through our web site.

   We have historically focused our promotion efforts on branding for such products as Easy CD Creator and Toast. We intend to expand our marketing efforts to increase awareness of our new corporate identity and new products.

   As of March 31, 2001, our sales, marketing and support staff consisted of 55 professionals, including field sales representatives, customer service personnel, product marketing, product management, channel marketing, marketing communications and market research personnel. A majority of our sales personnel are located in California. We expect to increase our marketing infrastructure over the next 12 months as we develop new ways to market our products.

   As of March 31, 2001, our customer service organization consisted of 58 professionals who provide product and technical support to end users who purchase our products. Additionally, we provide secondary support to our PC and drive manufacturer customers. We expect to increase the number of professionals in our customer service organization over the next 12 months as we continue to invest in our customer service capabilities.

Product Development

   We believe that our expertise in engineering and research and development enables us to rapidly develop new technologies and products in response to emerging industry trends. The breadth of our technology enables us to offer effective digital media software solutions to our users. We have core competencies in the following areas:

 Application Development

   We have developed a broad range of PC applications focused on delivering both ease of use and sophisticated functionality. We intend to continue to build our capabilities in this area, particularly in new emerging areas such as video.

 Operating Systems

   We have developed software which supports all the major PC operating systems in use today. We have extensive expertise with system level software, including both PC file systems and device drivers.

 Device Management

   We have developed software that supports over 900 versions of CD recorders. We actively work with all of the major drive manufacturers to ensure compatibility. We actively participate in the planning of new technology initiatives and offer support for many newly designed drives.

 Standards

   To deliver products that are compatible and interoperable, we participate in and lead the development of technology standards. We are represented on the Board of Directors of the Optical Storage Trade Association and have been instrumental in promoting CD-Universal Disk Format, a file system for use on optical media, as the industry standard. We have extensive experience with the different standards that govern CD and DVD disc formats.

   As of March 31, 2001, we employed 106 engineers with specialties in application design, user interface design, middleware, device drivers and quality assurance. We maintain a sophisticated compatibility test lab and run our software through rigorous quality assurance tests. In the future we expect to continue to make significant investments in product development. Our research and development expenses totaled $8.6 million in fiscal 1999, $14.0 million in fiscal 2000 and $17.5 million in fiscal 2001.

Competition

   The markets we are targeting are highly competitive, and we expect competition to increase in the future. Increased competition is likely to result in price reductions and may result in loss of market share, which could significantly reduce our future revenues. Key competitors for sales of our CD recording software include Ahead, Applix, BHA, DataBecker, Oak Technology, Prassi, Sonic Foundry and Veritas. Our system recovery competitors include Microsoft and PowerQuest. Microsoft has included system recovery related functionality in its Windows Me operating system. Additionally, Apple includes CD recording software for its operating system and Microsoft has announced its intention to include CD recording software in future releases of its operating system. Also, in an effort to differentiate their product offerings, our CD recordable drive manufacturer customers may acquire competing CD recording technologies to incorporate in their products.

   We believe that the principal competitive factors affecting the market for our products and services include product functionality and features, product price and performance, acceptance of product by distributors and vendors, quality of customer support, services, styling, availability and brand. We believe that we compete more favorably than many of our current competitors with respect to some or all of these factors and that we currently have a competitive advantage in the CD recording software market due to the complex nature of the CD recording business and our expertise in this area relative to many of our competitors and potential competitors. However, we may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources.

Intellectual Property

   Our success and ability to compete depend substantially upon our intellectual property. We have filed over 70 patent applications in the past six years, covering general CD recording, audio transformations, improving data utilization and methods for saving and recording data. We currently have twelve United States patents issued, with terms ending in 2012 through 2018.

   We may be unsuccessful in prosecuting our patent applications or patents may not issue from our patent applications. Even if patents are issued and maintained, these patents may not be of adequate scope to benefit us or may be held invalid and unenforceable against third parties.

   While we rely on patent, copyright, trade secret and trademark law to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We cannot assure you that others will not develop technologies that are similar or superior to our technology.

   We own the core technology underlying our CD recording software. However, some specific deluxe features in our software, such as the PhotoRelay feature in the deluxe version of Easy CD Creator, are licensed from third parties. Some of these licenses are terminable at will.

Employees

   As of March 31, 2001, we had a total of 258 employees, of which 58 were in customer service and support, 55 were in sales and marketing, 106 were in engineering and product development and 39 were in finance, administration and operations. Our future performance depends, in significant part, upon our ability to attract new personnel and retain existing personnel in key areas including engineering, technical support and sales. None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

                                  RISK FACTORS

   You should carefully consider the risks described below and the other information in this annual report. Our business, financial condition or operating results could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to any of these risks.

Risks Relating to Our Business

   Fluctuations in our quarterly operating results may cause our stock price to decline.

   Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends, and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

  . timing of new product introductions and our ability to transition between product versions;

  . product returns upon the introduction of new product versions and pricing adjustments for our distributors;

  . seasonal fluctuations in sales;

  . anticipated declines in selling prices of our products to original equipment manufacturers and potential declines in selling prices to other parties as a result of highly competitive pressures;

  . changes in the relative portion of our revenues represented by our various products and customers;

  . adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as PC manufacturing, on which we are particularly dependent;

  . foreign currency exchange rate fluctuations;

  . expenses related to possible acquisitions of other businesses;

  . changes in the timing of product orders due to unexpected delays in the introduction of our customers' products, due to lifecycles of our customers' products ending earlier than expected or due to market acceptance of our customers' products; and

  . timely and accurate reporting to us by our original equipment manufacturer customers of units shipped.

   Our CD recording software accounts for the majority of our revenue. If demand for this software falls, our sales could be significantly reduced and our operating results may suffer.

   Historically, nearly all of our operating revenue has come from sales of our CD recording software. Any factors adversely affecting the pricing of, demand for or market acceptance of our CD recording software products, such as competition or technological change, would materially adversely affect our business and operating results. In particular, sales of our Easy CD Creator software have accounted for a significant portion of our revenue. We expect that this product will continue to account for a majority of our software license revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our CD recording software, including future enhancements. Competition, technological change or other factors could decrease demand for these products or make these products obsolete.

   If new technologies or formats replace the CD as the preferred method of consumers to store digital content, such as DVD or portable MP3 players, sales of our current CD recording products could be seriously harmed. Additionally, if new consumer appliance technologies replace the PC as the preferred means of personalizing and managing digital content, our business could be seriously harmed.

   We expect our future success will heavily depend on the sale of upgrades to our CD recording software products. If we fail to sell upgrades to such products effectively, our revenue may not increase and may decline.

   Historically, we have derived a significant portion of our revenue from sales of our CD recording software products to original equipment manufacturers of PCs and CD recorders. Recently, because of competition in the PC industry and the diminishing margins PC manufacturers have been experiencing, we have reduced the prices we charge PC manufacturers to include our software in their product offerings. If this trend continues as anticipated, we expect that revenues derived from the sale of our CD recording software products to PC manufacturers in total and as a percentage of net revenue will decline. As such, our future success will depend in part on our ability to sell software upgrades. Although we are developing marketing strategies to increase our sales of software upgrades, we cannot assure you that any marketing strategies we develop will be successful in increasing our upgrade rate or that users will not be content with the version of our software that is included in their PC or CD recorder purchase.

   To grow our business, we must develop new and enhanced products and lead in the commercialization of new technology.

   We sell our products in a market that is characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards. Without the timely introduction of new products, services and enhancements, our existing products and services will likely become technologically obsolete.

   Our operations could be significantly disrupted if we fail to integrate the members of our management team, many of whom have been recently hired or may be hired in the near future.

   We recently hired key management personnel. These individuals were added to fill newly-created positions as a result of our separation from Adaptec. These individuals and the other members of our management have not previously worked together and are in the process of integrating as a management team. We cannot assure you that our new management team will work together effectively or successfully pursue our business objectives.

   If our products do not interoperate effectively with the drives of our customers and consumers, our revenues will suffer.

   We must design our CD recording software products to interoperate effectively with a variety of hardware and software products, including CD recorders, PCs and operating system software. We depend on significant cooperation with manufacturers of these products to achieve our design objectives and to produce products that interoperate successfully.

   If we fail to establish, maintain or expand our strategic relationships for the integration of our software with the services of third parties, the growth of our business may cease or decline.

   In order to expand our business, we must generate, maintain and strengthen strategic relationships with third parties. To date, we have established relationships with Microsoft and RealNetworks, through which they integrate our software into their services. We may also need to establish additional strategic relationships in the future. If these parties do not provide sufficient, high-quality service or integrate and support our software correctly, or if we are unable to enter into successful new strategic relationships, our revenues and growth may be harmed. We cannot assure you that the time and effort spent on developing or maintaining strategic relationships will produce significant benefits to us.

   In addition, Microsoft, RealNetworks or any future strategic partners may offer products of other companies, including products that compete directly with our products. For example, Microsoft has included system recovery related functionality in its Windows Me operating system. Additionally, Microsoft has announced its intention to include CD recording software in future releases of its operating systems and Apple has created CD recording software for its operating system. Although we have entered into an agreement to provide Microsoft with CD recording software with limited functionality, we cannot assure you that Microsoft will include our CD recording software in any future releases, that they will not include CD recording software from one of our competitors or that they will not develop their own CD recording software.

   A significant portion of our revenue currently comes from one distributor, and any decrease in revenue from this or other distributors could harm our operating results.

   For the year ended March 31, 2001, approximately 21% of our gross revenue came from Ingram Micro. We expect that a significant portion of our revenues will continue to depend on sales of our products to a small number of distributors. Any downturn in the business of our distributors could seriously harm our revenues and operating results. Prior to our separation from Adaptec, we distributed our products pursuant to Adaptec's distributor agreements. As part of our separation from Adaptec, we are negotiating new agreements with many of our distributors and have entered into an agreement with Ingram Micro. We cannot assure you that we will be able to enter into these new agreements in a timely manner or on terms and conditions, including cost, as favorable as those distributor agreements of Adaptec.

   We are substantially dependent on our relationships with original equipment manufacturers, and our failure to maintain or expand these relationships could cause demand for our products to decline.

   Historically, we have derived a majority of our revenue from sales of our products to original equipment manufacturers, such as PC and drive manufacturers and integrators. These original equipment manufacturers typically purchase and include the standard version of our Easy CD Creator software with PCs and CD recorders. As a result, these relationships also serve an important role in distributing Easy CD Creator to the end user and positioning the market for upgrades to Easy CD Creator 5 Platinum. If our competitors offer these original equipment manufacturers more favorable terms or if our competitors are able to take advantage of their existing relationships with these original equipment manufacturers, then these original equipment manufacturers may decline to include our software with their PCs and CD recorders. Hewlett-Packard recently informed us that they will be bundling one of our competitor's CD recording software across their PCs and CD recorders and that our solution will likely be phased out by January 2002. The loss of any of our relationships with original equipment manufacturers, including Hewlett-Packard, could harm our operating results.

   Because sales to PC manufacturers provide a significant means of distributing our software to end users, and because sales to PC manufacturers account for a significant portion of our revenue, a downturn or competitive pricing pressures in the PC industry could cause our revenue to decline.

   The PC industry is highly competitive, and we expect this competition to increase significantly. In particular, we expect pricing pressures in the PC market to continue. To the extent that PC manufacturers are pressured through competition to reduce the prices of their PCs, they may be less likely to purchase our products on terms as favorable as we have negotiated with our current PC manufacturer customers, if at all. In addition, if the demand for PCs decreases, our sales to PC manufacturers will likely decline. If we are unable to sell our products to PC manufacturers in the amount and on the terms that we have negotiated with our current PC manufacturer customers, our revenue may decline.

   We rely on distributors and retailers to sell our products, and disruptions to these channels would adversely affect our ability to generate revenue from the sale of our products.

   Because we sell a significant portion of our products to distributors, we are subject to many risks related to distributors' businesses, including risks related to their inventory levels. Our distributors maintain significant levels of our products in their inventories. If they attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted. If we reduce the prices of our products to our distributors, we may have to compensate them for the difference between the higher price they paid to buy their inventory and the new lower prices. In addition, we are exposed to the risk of product returns from distributors, either through their exercise of contractual return rights or as a result of our strategic interest in assisting them in balancing inventories.

   Our distributors, and the retailers who sell our software to the public, also sell products offered by our competitors. If our competitors offer our distributors or retailers more favorable terms, those distributors or retailers may de-emphasize or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified distributors or retailers. Further, distributors or retailers may not recommend, or continue to recommend, our products.

   If we are unable to compete effectively with existing or new competitors, including if these competitors offer original equipment manufacturers better terms than we do, we could experience price reductions, fewer customer orders, reduced margins or loss of market share.

   We compete in providing solutions for moving, managing and protecting digital content. The markets for providing products and services offering these solutions are highly competitive, and we expect competition to increase in the future. Key competitors for sales of our CD recording software include Ahead, Applix, BHA, DataBecker, Oak Technology, Prassi, Sonic Foundry and Veritas. Microsoft has included system recovery related functionality in its recently introduced Windows Me operating system and plans to do so in its upcoming release of Windows XP. While so far this has not had a negative impact on sales, we cannot assure you that this will not have a negative impact on future sales of our GoBack software. Additionally, Microsoft has announced its intention to include CD recording software in future releases of its operating systems and Apple has CD recording software for its operating system.

   If we are unable to devote resources equivalent to those of our competitors, we could experience a loss of market share and reduced revenues.

   Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements and may be able to leverage their customer bases and adopt aggressive pricing policies to gain market share. They may also devote greater resources to the development, promotion and sale of their products than we do. In addition, some of our competitors or potential competitors have existing relationships with PC and CD recordable drive manufacturers, integrators or retailers which currently carry our products. If our competitors are able to exploit these existing relationships to expand into our product areas, our business could be harmed.

   Digital content providers may claim that our CD recording software contributes to copyright infringement, and we could incur significant expenses or be prevented from selling our CD recording software.

   In December 1999, A&M Records, Inc. and other record companies filed a civil suit against Napster, Inc., alleging copyright infringement and related state law violations. The plaintiffs asserted that Napster's software, which allows Internet users to exchange MP3 versions of songs with other Internet users, contributes to copyright infringement by providing tools for Internet users to easily download songs to their hard drives. The plaintiffs are seeking a permanent injunction enjoining Napster from contributing to the infringement of their copyrights, restitution of profits, compensatory and punitive damages. On July 26, 2000, the district court granted plaintiff's motion for a preliminary injunction against Napster, which was stayed pending appeal. In a February 12, 2001 opinion, the Ninth Circuit Court of Appeals concluded on appeal that the plaintiffs had demonstrated a likelihood of success on the merits of the case and upheld the preliminary injunction. The Ninth Circuit, however, found that the scope of the injunction was overbroad and remanded the case to the district court for the purpose of modifying the preliminary injunction. Until modified by the district court, the preliminary injunction will remain stayed. While some plaintiffs continue to pursue the suit against Napster, others, including Bertelsmann AG, the parent company of BMG, have reached settlement with Napster.

   We believe that our software does not pose the same threats of copyright infringement as Napster's software because there are legitimate, non-infringing uses for our software. However, we cannot assure you that a lawsuit will not be filed against us by third parties attempting to protect their rights with respect to music, video or other digital content. Such a lawsuit could be costly and time-consuming to defend and could result in significant damages or injunctions against the development and sale of certain of our products.

   To the extent that consumers are no longer able to obtain free digital content over the Internet, sales of our software may decline.

   We believe that our CD recording software has been successful in part because consumers want to personalize, store and access digital content. If digital content providers are successful in obtaining injunctions against web sites, such as Napster, which facilitate the free distribution of digital content, there may be less digital content on the Internet which consumers can obtain at no cost. To the extent that less free digital content is available on the Internet, demand for our CD recording software may be harmed.

   If the installed base of CD recorders does not grow as expected, sales of our CD recording software may decline.

   Sales of our CD recording software and related services depend in large part on the continued growth of the installed base of CD recorders. While this installed base is rapidly expanding, we cannot assure you that this growth will continue as expected. Consumers may choose to purchase new PCs that do not include CD recorders, or existing PC owners may not purchase CD recorders as a stand-alone product in the numbers that are expected if an alternative technology emerges or if the demand for moving, managing and storing digital content is less than expected. Growth in the installed base of CD recorders may also be limited due to shortages in components required to manufacture CD recorders or other supply constraints.

   If we fail to release our products as scheduled, it would adversely affect our revenue and the growth of our business.

   We may fail to introduce or deliver new product offerings, or new versions of existing products, on a timely basis or at all. In fiscal 1999, Easy CD Creator 4.0 was not ready for release on its scheduled release date. We believe this delay resulted in a loss of revenues for fiscal 1999. If new versions of existing products or potential new products are delayed, we could experience a delay or loss of revenues and customer dissatisfaction. Customers may delay purchases of Easy CD Creator or other products in anticipation of future releases. If customers defer material orders of Easy CD Creator or other products in anticipation of new releases or new product introductions, our business would be seriously harmed.

   If we fail to manage expansion effectively, we may not be able to successfully manage our business, which could cause us to fail to meet our customer demand or to attract new customers, which would adversely affect our revenue.

   Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We plan to continue to increase the scope of our operations domestically and internationally. In addition, we plan to continue to hire a significant number of employees this year, including several key management positions. This anticipated growth in future operations will place a significant strain on our management resources.

   In the future we will need to develop and continue to improve our financial and managerial controls, reporting systems and procedures. In addition, we will need to continue to expand, train and manage our work force worldwide.

   We must integrate our recent acquisition of Wild File and we may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to effectively integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results.

   We have completed several acquisitions and expect to continue to pursue strategic acquisitions in the future. In March 2000, we completed our acquisition of Wild File, provider of our GoBack system recovery software. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations.

   Completing any potential future acquisitions, and integrating Wild File or other acquisitions, could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of goodwill and other intangible assets. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders' ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. As of March 31, 2001, we had an aggregate of $25.2 million of goodwill and other intangible assets, related to prior acquisitions, remaining to be amortized. The amortization of the remaining goodwill and other intangible assets will result in additional charges to operations through the quarter ending March 31, 2003.

   We could be subject to potential product liability claims and third party liability claims related to users' reliance on our GoBack system recovery software.

   Our GoBack system recovery software may be heavily relied upon to protect important work product, data and other content against human error and computer viruses. Any errors, defects or other performance problems could result in financial or other damages to our customers. Although our license agreements generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. Product liability litigation, even if it not successful, would likely be time consuming and costly to defend.

   A significant portion of our revenue is derived from international sales. Economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our revenue.

   Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Based on the selling entity, international sales accounted for approximately 33% of our net revenues for the year ended March 31, 2001. We anticipate that revenue from international operations will represent an increasing portion of net total revenue. Accordingly, our future revenue could decrease based on a variety of factors, including:

  . changes in foreign currency exchange rates;

  . seasonal fluctuations in sales;

  . changes in a specific country's or region's political or economic condition, particularly in emerging markets;

  . unexpected changes in foreign laws and regulatory requirements;

  . trade protection measures and import or export licensing requirements;

  . potentially adverse tax consequences;

  . longer accounts receivable collection cycles;

  . difficulty in managing widespread sales and manufacturing operations; and

  . less effective protection of intellectual property.

   We could suffer significant litigation expenses, incur substantial damages, be required to pay substantial license fees or be prevented from selling certain products.

   Any litigation, with or without merit, could be time-consuming, divert management's attention and resources, prevent product shipment, cause delays or require us to enter into royalty or licensing agreements, any of which could harm our business. For example, in May 2001, we were sued by Gracenote, Inc. for breach of contract and patent and trademark infringements. Similarly, Adaptec was sued by the former principal shareholders of Incat Systems Software USA, Inc. in February 2001 for breach of contract and we may be asked to defend and indemnify Adaptec in such lawsuit pursuant to the terms of an agreement between Adaptec and us. While we believe that we have strong defenses to Gracenote's and Incat's claims, extended litigation will be costly and could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. Parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief which could effectively block our ability to license our products in the United States or abroad. Such a judgment could seriously harm our business.

   Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. We cannot assure you that other third parties will not claim infringement by us with respect to our products and associated technology. While we do not believe that any of our products infringe the proprietary rights of third parties, we acquired all of our assets "as is" from Adaptec, and we may be unaware of intellectual property rights of others that may cover some of our technology. Claims of intellectual property infringement might require us to enter into costly royalty or license agreements. In the event that we are unable to obtain royalty or license agreements on terms acceptable to us or if we are subject to significant damages or injunctions against the development and sale of our products, our business would be harmed. In addition, we have received opposition to our registration of DirectCD as our trademark. We cannot assure you that we will be able to register DirectCD as our trademark or that we will receive a license to continue using the name DirectCD in the event that our trademark registration efforts are unsuccessful.

   Third parties may infringe our intellectual property, and we may need to expend significant resources enforcing our rights or suffer competitive injury.

   Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality and licensing arrangements to establish and protect our proprietary rights. We have filed over 70 patent applications in the past six years, covering general CD recording, audio transformations, improving data utilization and methods for saving and recording data. Twelve patents have been issued to us.

   Our pending patent and trademark registration applications may not be allowed or competitors may challenge the validity or scope of these registrations. Even if patents are issued and maintained, these patents may not be of adequate scope to benefit us or may be held invalid and unenforceable against third parties.

   We have in the past expended and may be required in the future to expend significant resources to protect our intellectual property rights. For example, in April 1998, we filed a lawsuit against Prassi Software USA, Inc. and certain individuals alleging that they breached their contracts with us and made unauthorized use of our copyrighted code and trade secrets. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries.

   Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. In addition, effective copyright and trade secret protections may be unavailable or limited in some foreign countries. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, we cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Use by others of our proprietary rights could materially harm our business. Furthermore, policing the unauthorized use of our products is difficult, and expensive litigation may be necessary in the future to enforce our intellectual property rights.

   Our software could be susceptible to errors or defects that could result in lost revenues, liability or delayed or limited market acceptance.

   Complex software products often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We have in the past discovered, and may in the future discover, software errors in our new releases after their introduction. Despite internal testing and testing by current and potential clients, our current and future products may contain serious defects or errors. Any such defects or errors would likely result in lost revenues, liability or a delay in market acceptance of these products.

   The current technology labor market is very competitive, and, to grow our business, we must be able to hire and retain sufficient qualified technical, sales, marketing and administrative personnel in this market.

   Our future success depends in part on our ability to attract and retain engineering, sales, marketing, finance and customer support personnel. Our separation from Adaptec has required us to hire many additional employees to perform operational functions which were previously performed by Adaptec employees. If we fail to retain and hire a sufficient number of these employees, we will not be able to maintain and expand our business. Competition for qualified personnel in technology is intense, and our principal operations are in the Silicon Valley region of Northern California where labor markets are competitive. We believe we have benefited from Adaptec's name and reputation as an employer in the past. To the extent we do not obtain similar recognition, our ability to attract and retain personnel could be harmed. In addition, some employees of Adaptec who worked in our businesses in the past may have chosen to remain with Adaptec. We cannot assure you that we will be able to hire and retain a sufficient number of qualified personnel to meet our business objectives.

   We may encounter computer problems or a natural disaster at our headquarters, which could cause us to lose revenue and customers.

   Viruses or bugs introduced into our product development, quality assurance, production and shipping, customer support or financial and administrative software systems could cause us to lose data, expose us to time and expense in identifying and resolving the problem or delay product shipments. Furthermore, our headquarters are located in a single location in Milpitas, California. We could be particularly vulnerable in a natural disaster, such as an earthquake. Any of these events could cause us to lose customers or damage our reputation, which would decrease our revenues.

   We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses.

   California is in an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue.

   If we repatriate cash from our foreign subsidiaries, we will incur additional income taxes that could negatively impact our results of operations and financial position.

   A portion of our cash and cash equivalents will be held by one or more of our foreign subsidiaries. If we need additional cash to acquire assets or technology, or to support our operations in the United States, we may be required to repatriate some of our cash from these foreign subsidiaries to the United States. We are likely to incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position.

Risks Relating to Separating Roxio from Adaptec

   We are operating with a new brand, which may cause our product sales to suffer until our new brand receives widespread recognition.

   In connection with our separation from Adaptec, we changed the brand name and some of the trademarks and trade names under which we conduct our business. We believe that sales of our products have benefited from the use of the "Adaptec" brand. Our current customers, suppliers and partners may react negatively to the separation. In addition, the loss of the "Adaptec" brand may hinder our ability to establish new relationships.

   We currently use Adaptec's operational and administrative infrastructure, and our ability to satisfy our customers and operate our business will suffer if we do not develop our own infrastructure quickly and cost-effectively.

   We currently use Adaptec's systems, processes and personnel to support our operations, including systems to manage inventory, order processing, human resources, shipping, accounting, payroll and internal computing operations. Many of these systems and processes are proprietary to Adaptec and are very complex. These systems and processes have been modified, and are in the process of being further modified, to enable us to separately track items related to our business. These modifications, however, may result in unexpected system failures or the loss or corruption of data.

   We are in the process of creating our own systems and processes to replace Adaptec's systems and processes. We may not be successful in implementing these systems or processes and transitioning data from Adaptec's systems to ours.

   Any failure or significant downtime in Adaptec's or our own information systems could prevent us from taking customer orders, shipping products or billing customers. In addition, Adaptec's and our information systems and processes require the services of employees with extensive knowledge of these information systems and processes and the business environment in which we operate. In order to successfully implement and operate our systems and processes, we must be able to attract and retain a significant number of highly skilled employees. We cannot assure you that we will be able to attract and retain the highly skilled personnel required to implement, maintain, and operate our information systems and processes.

   We may be required to indemnify Adaptec for tax liabilities it may incur in connection with its distribution of our common stock.

   We have entered into a tax sharing agreement with Adaptec in which we have agreed to indemnify Adaptec for certain taxes and similar obligations that it could incur if the distribution does not qualify for tax-free treatment due to any of the following events:

  . the acquisition of a controlling interest in our stock after the distribution;

  . our failure to continue our business after the distribution;

  . a repurchase of our stock; or

  . other acts or omissions by us.

   Internal Revenue Service regulations provide that if another entity acquires a controlling interest in our stock within two years of the distribution, a presumption will arise that the acquisition was made in connection with the distribution, causing the distribution to become taxable. This presumption may deter other companies from acquiring us for two years after the distribution. In addition, we are currently discussing with Adaptec which portion, if any, of the tax liabilities we incurred as a result of our operations prior to our separation from Adaptec will be paid by us. Nevertheless, we may be held jointly and severally liable for such liabilities, and we cannot assure you that we will be able to recover from Adaptec any losses we may suffer. If we take any action or fail to take any action that would cause Adaptec's distribution of our common stock to be taxable to Adaptec, our financial condition could be seriously harmed.

   Because we separated our business from that of Adaptec, our historical financial information may not be representative of our results as a company separate from Adaptec.

   Our consolidated financial statements have been carved out from the consolidated financial statements of Adaptec using the historical operating results and historical bases of the assets and liabilities of the Adaptec business that we comprise. Accordingly, the historical financial information we have included in this annual report does not necessarily reflect what our financial position, operating results and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Adaptec did not account for us, and we were not operated, as a separate, stand-alone entity for the periods presented. Our costs and expenses include allocations from Adaptec for centralized corporate services and infrastructure costs, including:

  . legal;

  . accounting;

  . finance;

  . manufacturing;

  . real estate;

  . information technology;

  . distribution;

  . customer service;

  . sales;

  . marketing; and

  . engineering.

   These allocations have been determined on bases that Adaptec and we consider to be reasonable reflections of the utilization of services provided to or the benefit received by us. The historical financial information is not necessarily indicative of what our operating results, financial position and cash flows will be in the future. We have not made adjustments to our historical financial information to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from Adaptec, including increased costs associated with reduced economies of scale, increased marketing expenses related to building a company brand identity separate from Adaptec and increased costs associated with being a publicly-traded, stand-alone company.

   We will not be able to rely on Adaptec to fund our future capital requirements, and financing from other sources may not be available on favorable terms or at all.

   In the past, our capital requirements have been satisfied by Adaptec. However, following our separation, Adaptec no longer provides funds to finance our working capital or other cash requirements.

   We believe our capital requirements will vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in our operating results, financing activities, acquisitions and investments and inventory and receivables management. We believe that our future cash flow from operations, together with the cash being contributed to us by Adaptec upon separation and the cash held by our foreign subsidiaries, will be sufficient to satisfy our working capital, capital expenditure and product development requirements for the foreseeable future. However, we may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in our business. Future equity financings would be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants. We may not be able to obtain financing with favorable interest rates or at all.

   We may have potential business conflicts of interest with Adaptec with respect to our past and ongoing relationships, and we may not resolve these conflicts on terms favorable to us.

   Conflicts of interest may arise between Adaptec and us in a number of areas relating to our past and ongoing relationships, including:

  . labor, tax, employee benefit, indemnification and other matters arising from our separation from Adaptec;

  . intellectual property matters;

  . employee retention and recruiting;

  . the nature, quality and pricing of transitional services Adaptec has agreed to provide us; and

  . business opportunities that may be attractive to both Adaptec and us.

   Nothing restricts Adaptec from competing with us.

   Our directors and executive officers may have conflicts of interest because of their ownership of Adaptec common stock.

   Many of our directors and executive officers own substantial amounts of Adaptec common stock and options to purchase Adaptec common stock, which could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Adaptec and us.

   If the transitional services being provided to us by Adaptec are not sufficient to meet our needs, or if we are not able to replace these services after our agreements with Adaptec expire, we will be unable to manage critical operational functions of our business.

   Adaptec has agreed to provide transitional services to us, including services related to:

  . information technology systems;

  . supply chain;

  . product order administration;

  . buildings and facilities; and

  . finance and accounting.

   These services may not be provided at the same level as when we were part of Adaptec, and we may not be able to obtain the same benefits. Other than the five-year lease for our corporate headquarters, these transitional service and leasing arrangements generally have a term of one year following the separation. After the expiration of these various arrangements, we may not be able to replace the transitional services or enter into appropriate leases in a timely manner or on terms and conditions, including cost, as favorable as those we receive from Adaptec.

   These agreements were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of our separation from Adaptec. The prices charged to us under these agreements may be lower than the prices that we may be required to pay third parties for similar services or the costs of similar services if we undertake them ourselves.

Risks Related to the Securities Markets and Ownership of Our Common Stock

   We cannot assure you that our stock price will not decline.

   The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

  . quarterly variations in our operating results;

  . changes in revenue or earnings estimates or publication of research reports by analysts;

  . failure to meet analysts' revenues or earnings estimates;

  . speculation in the press or investment community;

  . strategic actions by us or our competitors, such as acquisitions or restructurings;

  . actions by institutional stockholders;

  . general market conditions; and

  . domestic and international economic factors unrelated to our performance.

   The stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, we cannot assure you that you will be able to resell your shares at any particular price, or at all.

   Provisions in our agreements, charter documents, stockholder rights plan and Delaware law may delay or prevent acquisition of us, which could decrease the value of your shares.

   Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include a classified board of directors and limitations on actions by our stockholders by written consent. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, we have adopted a stockholder rights plan that makes it more difficult for a third party to acquire us without the approval of our board of directors. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

   Our principal executive offices are located in Milpitas, California. The table below lists our leased or licensed facilities as of June 20, 2001.

                                                    Approximate       Lease
Location                           Description     Square Footage  Expiration
--------                        ------------------ -------------- -------------
Milpitas, California........... Corp. Headquarters     42,283     May 2006
Longmont, Colorado............. Office                 11,100     April 2004
Maple Grove, Minnesota......... Office                 20,555     October 2006
Silverdale, Washington......... Office                  2,385     March 2002
Portland, Oregon............... Office                    999     July 2003
Wurselin, Germany.............. Office/Warehouse        2,691     May 2005
Tokyo, Japan................... Office                  2,400     March 2003
Maastricht, The Netherlands.... Office                  1,733     November 2003

   Adaptec has agreed to lease to us space in their Milpitas, California corporate headquarters and to license to us office space in Longmont, Colorado. The remaining facilities are subject to leases between Adaptec or its subsidiaries and a third party; therefore, the leases for these facilities were assigned to us by Adaptec upon legal separation. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available to meet our development and expansion needs on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

   On February 13, 2001, several former shareholders of Incat Systems Software USA, Inc. filed a lawsuit against Adaptec, Inc. in the Superior Court of California in the County of Santa Clara. The lawsuit stems from Adaptec's alleged failure to pay these former shareholders all of the amounts due to them based on an earn-out agreed to in connection with the acquisition of Incat. We may be asked to defend and indemnify Adaptec in such lawsuit pursuant to the terms of an agreement between us. The lawsuit requests a judgment against Adaptec for actual, compensatory and punitive damages, including interest, court costs, each in amounts to be proven, and reasonable attorneys' fees incurred. We believe that we have meritorious defenses to each of the claims alleged by the former Incat shareholders and intend to vigorously defend our interests.

   On May 10, 2001, Gracenote, Inc. filed a lawsuit against us in U.S. District Court for the Northern District of California. In the complaint, Gracenote seeks unspecified damages and injunctive and other relief based upon claims including patent and trademark infringement and breach of contract. The lawsuit stems from the use of Gracenote's music recognition service in version 4 of our Easy CD Creator and Toast CD-burning software. In April 2001, we switched to a competing music recognition service, Freedb.org. On May 17, 2001, Gracenote filed an exparte application for a temporary restraining order seeking to stop shipment of version 4 of our Easy CD Creator and Toast CD-burning software. On May 24, 2001, the court denied Gracenote's motion, finding that it had failed to establish a likelihood of success on the merits or that Gracenote had been irreparably harmed. We believe that we have meritorious defenses to each of the claims alleged by Gracenote and we intend to defend ourselves vigorously. On June 13, 2001, we filed counterclaims against Gracenote seeking unspecified damages and injunctive relief and other relief based upon claims including breach of contract, antitrust violations and tortious interference with business relationships.

   On June 11, 2001, we entered into a settlement agreement with Prassi Software, Inc. and certain individuals in relation to a lawsuit filed by Adaptec and us in the U.S. District Court for the Northern District of California on April 6, 1998. According to the settlement, Prassi will pay us $2,000,000 and Prassi will assign to us all rights in the product CD Right and CD Right Plus. Prassi will keep the right to sell, distribute, copy and support the product CD Rep for professional CD mastering applications.

   We are a party to litigation matters in the course of our operations and while we cannot predict the results of any litigation or claims with certainty, we believe that the final outcome of those matters will not have a material adverse impact on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Prior to legal separation from Adaptec, Adaptec, as our sole stockholder, took action by written consent on February 16, 2001 to approve our Amended and Restated 2000 Stock Option Plan. Otherwise, there were no matters submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2001.

SPECIAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information with respect to our executive officers and key employees:

Name                     Age Position
----                     --- --------
Executive Officers:
Wm. Christopher Gorog...  48 Chief Executive Officer, President and Director
Thomas J. Shea..........  36 Senior Vice President and Chief Operating Officer
R. Elliot Carpenter.....  37 Vice President of Finance
Key Employees:
Samir Patel.............  35 Vice President of Engineering
Bradford D. Duea........  32 Vice President of Business Development
Scott A. Steinberg......  36 Vice President of Marketing
William E. Growney,
 Jr.....................  30 Director of Legal Affairs and Secretary

   Wm. Christopher Gorog has served as our chief executive officer, president and a director since September 2000. From February 1999 to September 2000, Mr. Gorog served as a consultant in the entertainment and media industry, including serving as advisor to J.H. Whitney, an asset management company, in HOB Entertainment, Inc.'s acquisition of Universal Concerts. From November 1995 to February 1999, Mr. Gorog served as president of new business development at Universal Studios, an entertainment company. From January 1995 to November 1995, Mr. Gorog served as executive vice president of group operations at Universal Studios. Mr. Gorog earned a B.A.S. in Telecommunications and Film from San Diego State University.

   Thomas J. Shea has served as our senior vice president and chief operating officer since September 2000. Previously, Mr. Shea served as Vice President and General Manager of the Software Products Group for Adaptec. Mr. Shea held various positions within Adaptec since joining the company in 1987. Mr. Shea holds a B.S. in Electrical Engineering and Computer Science from the University of California at Berkeley.

   R. Elliot Carpenter has served as our vice president of finance since February 2001. From September 2000 until that time, Mr. Carpenter served as our vice president, corporate controller. Mr. Carpenter joined Adaptec in 1992 and has held senior finance positions supporting Adaptec's Software Products Group and direct attach storage group. Most recently, Mr. Carpenter has served as an assistant treasurer and director of mergers and acquisitions at Adaptec. Mr. Carpenter holds a B.A. in Business Economics and Germanic Languages from the University of California at Santa Barbara.

   Samir Patel has served as our vice president of engineering since September 2000. Mr. Patel joined Adaptec in May 1997 and has served most recently as vice president, engineering and director of engineering. Prior to joining Adaptec, Mr. Patel served as manager and director of business development of Apple Computer, a personal computer manufacturer, from December 1996 to May 1997. From August 1994 to December 1996, Mr. Patel served as vice president, engineering of Opcode Systems, Inc., a music software provider. Mr. Patel holds a B.A. in Math and Computer Science and an M.S. in Engineering from Cornell University.

   Bradford D. Duea has served as our vice president of business development since February 2001. From January 2000 to February 2001, Mr. Duea served as vice president, corporate development and corporate secretary of People Support, Inc., a provider of electronic customer relationship management solutions. From September 1996 to January 2000, Mr. Duea was an associate of O'Melveny & Myers LLP, a law firm. Mr. Duea holds a B.A. in Law and Society from the University of California at Santa Barbara, an M.B.A. in Finance and International Marketing from the University of Southern California, and a J.D. from the University of San Diego.

   Scott A. Steinberg has served as our vice president of marketing since April 2001. Prior to joining Roxio, from February 2000 to November 2000, Mr. Steinberg served as senior vice president of marketing of Imagicast, a wireless electronic commerce services provider. From July 1999 to February 2000, Mr. Steinberg served as senior vice president of marketing of Liquid Audio, an internet music delivery company. From October 1994 to July 1999, Mr. Steinberg held various senior marketing positions at Crystal Dynamics, a provider of interactive games software, then at Eidos Interactive, an interactive software products company, following its acquisition of Crystal Dynamics. Mr. Steinberg holds a B.S. from San Francisco State University and is a graduate of the Executive Management and Financial Management Programs of Stanford University Graduate School of Business.

   William E. Growney, Jr. joined Roxio as director of legal affairs and secretary in April 2001. From September 1995 to April 2001, Mr. Growney was an associate at Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, a law firm. Mr. Growney holds a B.A. in Political Science and Economics from the University of California, Berkeley and a J.D. from Harvard Law School.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Dividend Policy

   We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Price Range of Common Stock

   Our common stock is listed on the Nasdaq National Market under the symbol "ROXI." The approximate number of holders of record of our common stock as of June 20, 2001 was 676.

   Our common stock was first listed on the Nasdaq National Market on May 14, 2001. The range of high and low sales prices of our common stock, as reported by the Nasdaq National Market System, for the first quarter of 2001 (from May 14, 2001 through June 20, 2001) is $14.82 and $10.90, respectively.

Recent Sale of Unregistered Securities

   On May 17, 2001, we sold 235,294 shares of our common stock to Virgin Holdings, Inc. at a price per share of $8.50. In addition, we issued Virgin a warrant to purchase 117,647 shares of our common stock at an exercise price of $8.50 per share. The sale and issuance of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

   The following selected consolidated financial data of Roxio reflect our historical operating results and balance sheet data. Our consolidated statement of operations data set forth below for the years ended March 31, 1998, 1999, 2000 and 2001 and the consolidated balance sheet data as of March 31, 1999, 2000, and 2001 are derived from audited consolidated financial statements. The audited consolidated statement of operations for the years ended March 31, 1999, 2000 and 2001 and the audited consolidated balance sheet as of March 31, 2000 and 2001 are included elsewhere in this annual report. The consolidated statement of operations data for the year ended March 31, 1997 and the consolidated balance sheet data as of March 31, 1997 and 1998 are derived from our unaudited consolidated financial statements. This selected historical consolidated financial data should be read in conjunction with those financial statements and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operation" also included elsewhere in this annual report.

   The historical consolidated statements of operations data set forth below do not reflect any significant changes that have occurred or will occur in the operations and funding of Roxio as a result of our separation from Adaptec. In addition, the financial information presented below may not be indicative of our future performance and does not necessarily reflect what our financial position and operating results would have been had we operated as a separate, stand-alone entity during the periods presented. See "Risk Factors--Risks

Relating to Separating Roxio from Adaptec--Because we separated our business from that of Adaptec, our historical financial information may not be representative of our results as a company separate from Adaptec."

                                      Years Ended March 31,
                            ---------------------------------------------------
                              1997        1998     1999    2000(2)       2001
                            --------     -------  -------  -------     --------
                              (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net revenues..............  $ 17,425     $38,654  $43,129  $77,791     $121,908
Cost of revenues..........     5,644       8,875    9,000   15,652       24,627
                            --------     -------  -------  -------     --------
 Gross profit.............    11,781      29,779   34,129   62,139       97,281
Operating expenses:
 Research and
  development.............     4,830       6,835    8,621   13,917       17,532
 Sales and marketing......     5,129      10,516   17,715   18,548       34,560
 General and
  administrative..........     3,423       2,917    4,020    9,716       15,392
 Amortization of goodwill
  and other intangibles...        --       1,250    1,250    6,958       15,441
 Stock-based compensation
  charges.................        --          --       --      149 (3)    4,865
 Write-off of acquired in-
  process technology......    14,876 (1)      --       --    3,393           --
                            --------     -------  -------  -------     --------
   Total operating
    expenses..............    28,258      21,518   31,606   52,681       87,790
                            --------     -------  -------  -------     --------
 Income (loss) from
  operations before
  provision for income
  taxes and cumulative
  effect of a change in
  accounting principle....   (16,477)      8,261    2,523    9,458        9,491
 Provision for income tax
  (benefit) expenses......     5,120      (1,822)    (413)  (4,288)      (5,921)
                            --------     -------  -------  -------     --------
 Income (loss) before
  cumulative effect of a
  change in accounting
  principle...............   (11,357)      6,439    2,110    5,170        3,570
 Cumulative effect of a
  change in accounting
  principle, net of tax
  benefit.................        --         345       --       --           --
                            --------     -------  -------  -------     --------
Net income (loss).........  $(11,357)    $ 6,094  $ 2,110  $ 5,170     $  3,570
                            ========     =======  =======  =======     ========
Basic and diluted net
 income (loss) per share..  $  (0.69)    $  0.37  $  0.13  $  0.31     $   0.22
                            ========     =======  =======  =======     ========
Weighted average shares
 used in computing basic
 and diluted net income
 per share................    16,500      16,500   16,500   16,500       16,500
                            ========     =======  =======  =======     ========

--------
(1) Represents the write-off of acquired in-process technology in connection with our acquisition of Toast CD recordable technology and Corel Corporation's CD Creator software.
(2) The consolidated statement of operations data for the year ended March 31, 2000 includes results of operations of CeQuadrat GmbH from July 1, 1999 and Wild File, Inc. from March 11, 2000. The acquisitions of CeQuadrat GmbH and Wild File, Inc. resulted in write-offs of acquired in-process technology of $3,016 and $377, respectively.
(3) Stock based compensation charges consist of $149 for the year ended March 31, 2000, relating to research and development activities. For the year ended March 31, 2001, stock based compensation charges consist of $4,865, of which $45 relates to cost of revenues, $3,080 relates to research and development activities, $570 relates to sales and marketing activities and $1,170 relates to general and administrative activities.

                                                    As of March 31,
                                        ---------------------------------------
                                         1997    1998    1999    2000    2001
                                        ------- ------- ------- ------- -------
                                                    (in thousands)
Consolidated Balance Sheet Data:
Working capital........................ $   423 $ 8,082 $ 4,708 $ 6,542 $14,919
Total assets...........................  13,863  17,980  10,249  57,866  66,172
Total owner's net investment...........  10,047  14,504   6,393  44,748  40,617

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this annual report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below, in "Risk Factors" and elsewhere in this annual report.

Overview

 Separation from Adaptec

   We are a leading provider of digital media software solutions which allow individuals to personalize and store music, photos, video and data onto recordable CDs. We were incorporated in August 2000 as a wholly-owned subsidiary of Adaptec to conduct substantially all of the business of its software products group. Upon legal separation from Adaptec in May 2001, Adaptec contributed to us substantially all of the assets and liabilities comprising its software products group, as well as $30 million in cash and $5.4 million of cash held by our overseas subsidiaries.

   We have entered into agreements with Adaptec under which Adaptec will provide services to us during a transition period after the distribution. The agreements provide for transitional services and support in the areas of information technology systems, supply chain, buildings and facilities, marketing and communications, finance and accounting. The transition period is not intended to exceed 12 months following legal separation. Specified charges for transition services are generally cost plus 5% and, for products purchased from Adaptec, cost plus 10%. Although the fees provided for in the agreements are intended to represent the fair market value of these services, we cannot assure you that these fees necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing these services internally. However, we believe that purchasing these services from Adaptec provides an efficient means of obtaining these services during the transition period. We do not believe that these arrangements with Adaptec will materially alter our financial position or results of operations during the transition period.

   We must also negotiate new or revised agreements with various third parties as a separate, stand-alone entity. We cannot assure you that the terms we will be able to negotiate will be as favorable as those that we enjoyed as part of Adaptec. In addition, as part of Adaptec, we benefited from various economies of scale including shared global administrative functions, facilities and product distribution. We expect that our costs will increase as a result of the loss or renegotiation of these agreements, although the amount of the cost increase has not been determined at this time.

   On September 26, 2000, we filed a registration statement with the Securities and Exchange Commission to effect an initial public offering of our common stock. Due to unfavorable market conditions, on January 3, 2001, we requested the withdrawal of our registration statement from the Securities and Exchange Commission. We have not pursued an initial public offering of our common stock since our request for withdrawal because we do not believe that market conditions have improved. We cannot assure you that market conditions will improve in the near future or at all. If market conditions do not improve, our access to capital through the public markets may be substantially impaired.

 Our Business

   Historically, we have derived most of our revenues through sales of our CD recording software products to original equipment manufacturers, or OEMs, which consist of PC and CD recordable drive manufacturers and integrators, and to distributors. Generally, OEMs bundle the standard version of our software together with their products pursuant to licensing agreements with us. Distributors resell stand-alone deluxe versions of our products to retailers of computer software products. Sales to OEMs represented 60% of our net revenues in fiscal 2001, 59% in fiscal 2000 and 67% in fiscal 1999. Sales to distributors and direct sales to end users through Adaptec's web site and (800) number collectively represented 40% of our net revenues in fiscal 2001, 41% in fiscal 2000 and 33% in fiscal 1999. Although sales to our distributors and direct sales to end users represented 40% of our net revenues in fiscal 2001, the number of units sold to our distributors and end users represented less than 10% of the total number of units sold in that year. In the future, we anticipate that revenues from sales of our standard products to OEMs will decline as a result of highly competitive pricing pressures in the PC industry. Although our goal is to offset this decline through increased revenues from sales of our deluxe products, we may not be successful in doing so. International sales defined as sales from our international subsidiaries, accounted for approximately 33% of our net revenues in fiscal 2001.

   Net revenues include revenues from licensing and sales of our software, reduced by estimated product returns and pricing adjustments. We recognize licensing revenues from OEMs based on reported product shipments by OEMs, provided all fees are fixed or determinable, evidence of an arrangement exists and collection is reasonably assured. We recognize revenues from sales to distributors upon shipment by us or receivable of the products by the distributor, dependent on the shipping terms, provided all fees are fixed or determinable, evidence of an arrangement exists and collection is probable. We provide for estimated product returns and pricing adjustments in the period in which the revenue is recognized. Our distributor agreements generally provide distributors with stock rotation and price protection rights as well as the right to return discontinued products. We recognize revenues from direct product sales to end users upon shipment by us.

   Gross margin is the percentage of profit from net revenues after deducting cost of revenues, which includes the physical goods shipped, third party licensed intellectual property, freight, warranty, end user technical support, scrap and manufacturing variances. Our gross margin from OEM revenues is generally significantly higher than our gross margin from distributor revenues primarily due to product costs and to a lesser extent due to a different level of product support effort associated with OEM sales compared to distributor sales. For sales of our products through OEMs, these OEMs are responsible for the first level of product support and we only provide a second level of support to the OEM. We expect gross margin to fluctuate on a quarterly basis based on the relative mix of OEM and distributor revenues. Additionally, over time, our overall gross margin may decline somewhat as the relative percentage of net revenues derived from distributor sales increases if we are unable to offset margin reductions through less expensive distribution, packaging and support costs.

   We classify operating expenses as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, travel, telephone, communications, rent and allocated facilities and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials and expenditures specific to the sales group, such as commissions. To date, all software product development costs have been expensed as incurred. We expect our operating expenses to increase following our separation from Adaptec as we develop an infrastructure to support our level of business activity, build a corporate brand identity separate from Adaptec and promote our products, add personnel and create incentive programs with our distribution partners.

   In July 1999, we acquired CeQuadrat GmbH, or CeQuadrat, a German-based software company providing CD recording software products primarily in Germany. The acquisition provided us with enhanced product development and engineering expertise, as well as a greater European customer base. In March 2000, we acquired Wild File, Inc., or Wild File, the developer of our GoBack system recovery software. These acquisitions were accounted for as purchases and the results of operations are included in our financial statements from the dates of these acquisitions. Goodwill and other intangibles consist primarily of capitalized costs incurred through the acquisitions of Wild File and CeQuadrat. The capitalized costs are amortized over their estimated useful lives of three years. We periodically review the unamortized balance to determine if the costs are realizable and may in the future make adjustments to the carrying balance or amortization period based upon these reviews. Stock based compensation charges relate to the amortization of costs associated with the assumption of restricted stock from the Wild File acquisition and the commitment of Roxio stock options to Adaptec employees who became Roxio employees as described in the paragraph below.

 Roxio 2000 Stock Option Plan

   On December 20, 2000, a commitment was made to issue employees of Adaptec, who were projected to become and who subsequently became employees of Roxio at the date of legal separation, options to purchase 1.15 million shares of Roxio common stock with an exercise price of $8.50 per share. At March 31, 2001 a further 160,000 options had been committed to be issued. Due to the binding nature of the commitment, the date of the commitment to grant the options was assumed to be the date of grant. The options will vest 25% at September 21, 2001 and 6.25% each quarter thereafter until fully vested. As the grants of Roxio options constituted grants to non-employees, the options were valued using the Black-Scholes valuation model with the following assumptions: expected life of 10 years, risk-free interest rate of 5%, volatility of 63% and dividend yield of 0%. The estimated fair value of the underlying common stock at March 31, 2001 was $12.12 per share. The estimated fair value of the options granted was $9.72 and the aggregate fair value of $12.7 million will be recognized over the service period, estimated to be 3.75 years. No deferred compensation has been recorded for this amount. Compensation will be recognized under the model prescribed in Financial Accounting Standards Board Interpretation No. 28. Approximately $2.5 million of amortization of the compensation was recorded and is included in stock-based compensation charges on the consolidated statement of operations for the year ended March 31, 2001.

   Because the number of options that were ultimately granted was unknown at the commitment date, no measurement date for these options was able to be established. These options were therefore subject to variable plan accounting treatment, resulting in a re-measurement of the compensation expense at March 31, 2001 based on the then current market value of the underlying common stock. The measurement date was established on the date of legal separation at which time certain employees of Adaptec became employees of Roxio and a fixed number of options were granted to these employees under the Roxio 2000 Stock Option Plan. Pursuant to Financial Accounting Standards Board Interpretation No. 44, at the date of change in status from non-employees to employees, the accounting basis for the options changed and the compensation associated with these options will be re-measured and fixed using the intrinsic value at that date as prescribed by Accounting Principles Board Opinion No. 25.

 Basis of Presentation

   Our fiscal year ends on March 31. Unless otherwise stated, all years and dates refer to our fiscal year.

   We have historically conducted our business as an operating segment of Adaptec. Our consolidated financial statements have been carved out of the consolidated financial statements of Adaptec using the historical results of operations of the Adaptec software operating segment and historical bases of the assets and liabilities of Adaptec that our company comprises. Certain software products directly related to Adaptec's hardware products, which were historically reflected in our results of operations in Adaptec's segment reporting, were retained by Adaptec after legal separation. As such, the revenues and associated costs of sales and operating expenses related to these products have not been included in our financial statements. Accordingly, the results reported herein do not reflect the software operating segment disclosures previously reported under Statement of Financial Accounting Standard, or SFAS, No. 131, "Disclosures about Segments of an Enterprise and Related Information," within the Adaptec annual reports. The consolidated financial statements also include allocations to us of certain shared expenses, including centralized legal, accounting, finance, manufacturing, real estate, information technology, distribution, customer services, sales, marketing, engineering and other Adaptec corporate services and infrastructure costs. The expense allocations have been determined on bases that Adaptec and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. Such allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value or the specific level of activity directly related to such costs.

   The financial information presented in this annual report is not necessarily indicative of our financial position, results of operations or cash flows in the future nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the periods presented. The financial information presented in this annual report does not reflect the many significant changes that will occur in our funding and operations as a result of our becoming a stand-alone entity.

Results of Operations

   The following table sets forth our results of operations as a percentage of net revenues for the periods indicated:

                                                        As a Percentage of
                                                           Net Revenues
                                                       ----------------------
                                                       Year Ended March 31,
                                                       ----------------------
                                                        1999    2000    2001
                                                       ------  ------  ------
     Net revenues.....................................  100.0%  100.0%  100.0%
     Cost of revenues.................................   20.9    20.1    20.2
                                                       ------  ------  ------
       Gross profit...................................   79.1    79.9    79.8
     Operating expenses:
       Research and development.......................   20.0    17.9    14.4
       Sales and marketing............................   41.1    23.8    28.3
       General and administrative.....................    9.3    12.5    12.6
       Amortization of goodwill and other
        intangibles...................................    2.9     8.9    12.7
       Stock-based compensation charges...............     --     0.2     4.0
       Write-off of acquired in-process technology....     --     4.4      --
                                                       ------  ------  ------
         Total operating expenses.....................   73.3    67.7    72.0
                                                       ------  ------  ------
       Income (loss) from operations before provision
        for income taxes..............................    5.8    12.2     7.8
       Provision for income tax (expenses) benefit....   (1.0)   (5.5)   (4.9)
                                                       ------  ------  ------
     Net income.......................................    4.8%    6.7%    2.9%
                                                       ======  ======  ======

Comparison of Years Ended March 31, 2001, 2000 and 1999

 Net Revenues

   Net revenues were $121.9 million, $77.8 million, and $43.1 million in fiscal 2001, 2000 and 1999, respectively. Net revenues increased 56.7% during fiscal 2001 as compared to an increase of 80.5% during fiscal 2000. The increase in net revenues for both fiscal years was primarily a result of continued worldwide growth in shipments to OEMs. However, higher unit volume shipments to OEMs were partially offset by reduced per-unit license fees. The growth in net revenue also resulted largely from our release of Easy CD creator 5.0 in the fourth quarter of fiscal 2001 and the release of Easy CD Creator 4.0 in the second quarter of fiscal 2000, which sequentially increased distributor revenues in both fiscal years. The acquisition of CeQuadrat in fiscal 2000 contributed additional net revenues, primarily in Europe, of $8.4 million in fiscal 2001 and $9.4 million in fiscal 2000.

 Gross Margin

   Gross margin was 79.8% of net revenues in fiscal 2001, 79.9% in fiscal 2000 and 79.1% in fiscal 1999. Excluding contingent royalty payments of $417,000 in fiscal 1999 related to our fiscal 1996 acquisition of Incat Systems, Inc., adjusted gross margin was 80% in fiscal 2000 and 80% in fiscal 1999. These royalty payments were made to former shareholders of Incat Systems, based on the attainment of specified revenue milestones.

 Operating Expenses

   Research and Development. Research and development expenses were $17.5 million, $13.9 million and $8.6 million in fiscal 2001, 2000 and 1999, respectively. Research and development expenses increased 26.0% during fiscal 2001 as compared to an increase of 61.6% during fiscal 2000. Research and development expenses as a percentage of net revenues were 14.4% in fiscal 2001, 17.9% in fiscal 2000 and 20.0% in fiscal 1999. The increase in absolute dollars was driven by additional personnel and consultants to support increased product development efforts, increased spending to support CD recordable drive releases and by additional spending to develop and maintain the versions of our CD recording software included in our strategic relationship offerings. We expect that research and development expenses will increase in absolute dollars for the foreseeable future as we intend to continue to invest in product development.

   Sales and Marketing. Sales and marketing expenses were $34.6 million, $18.5 million and $17.7 million in fiscal 2001, 2000 and 1999, respectively. Sales and marketing expenses increased 87.0% during fiscal 2001 as compared to an increase of 4.5% during fiscal 2000. Sales and marketing expenses as a percentage of net revenues were 28.3% in fiscal 2001, 23.8% in fiscal 2000 and 41.0% in fiscal 1999. The increase in absolute dollars primarily resulted from increased staffing associated with expanding our marketing team to pursue revenue generating opportunities, and from advertising and promotion expenses related to the release of Easy CD Creator 5.0 in fiscal 2001 and Easy CD creator 4.0 in fiscal 2000. We expect that sales and marketing expenses will increase in absolute dollars for the foreseeable future as we intend to continue to invest in our sales and marketing capabilities.

   General and Administrative. General and administrative expenses were $15.4 million, $9.7 million and $4.0 million in fiscal 2001, 2000 and 1999, respectively. General and administrative expenses increased 58.8% during fiscal 2001 as compared to an increase of 142.5% during fiscal 2000. General and administrative expenses as a percentage of net revenues were 12.6% in fiscal 2001, 12.5% in fiscal 2000 and 9.3% in fiscal 1999. The sequential increase in general and administrative expense for both fiscal years resulted primarily from payroll and other related costs associated with establishing a senior management team and dedicated human resources, our investment in information technology and finance support for us to operate as a stand alone entity and additional costs related to the ongoing operation of Wild File in Minnesota. In addition, in fiscal 2000, a combination of bad debt expenses on specific accounts, increased payroll expenses as a result of increased headcount from acquisitions, and legal fees to protect our intellectual property also contributed to the increase in general and administrative expense. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate our growth, add related infrastructure and incur expenses related to being a public company.

   Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles was $15.4 million in fiscal 2001, $7.0 million in fiscal 2000 and $1.3 million in fiscal 1999. This expense represented 12.7% of net revenues in fiscal 2001, 8.9% in fiscal 2000 and 2.9% in fiscal 1999. The sequential increase in both fiscal years was due to the acquisitions of CeQuadrat and Wild File in the first and fourth quarters of fiscal 2000, respectively. Amortization of goodwill and other intangibles for fiscal 1999 was related to the acquisition of the Toast trademark in fiscal 1997.

   Stock Based Compensation Charges. Stock based compensation charges were $4.9 million for fiscal 2001, $149,000 in fiscal 2000 and zero in fiscal 1999. This expense represented 4.0% of net revenues in fiscal 2001 as compared to less than one percent in fiscal 2000. We recorded stock based compensation charges related to the assumption of restricted stock as part of the Wild File acquisition in the fourth quarter of 2000. The amortization of these non-cash charges totaled $2.4 million in fiscal 2001 and $149,000 in fiscal 2000. Additionally, in fiscal 2001 we amortized $2.5 million in non-cash charges associated with stock option commitments made in the third quarter of fiscal 2001 to Adaptec employees that were projected to become Roxio employees upon legal separation.

   Write-off of Acquired In-Process Technology. In connection with our acquisitions of CeQuadrat and Wild File in fiscal 2000, which were accounted for under the purchase method of accounting, we incurred write-offs of acquired in-process technology of $3.0 million for CeQuadrat and $377,000 for Wild File. Since the net tangible liabilities, excluding cash acquired, were assumed to have been contributed to us by Adaptec, the write-offs of acquired in-process technology are recorded in our consolidated statements of operations.

Provision for Income Taxes

   Our operating results historically have been included in Adaptec's consolidated United States federal and state income tax returns. The provision for income taxes in our financial statements has been determined on a separate return basis. Our effective tax rate for fiscal 2001 was 62.4% compared to 45.3% for fiscal 2000 and 16.4% in fiscal 1999. The difference between the effective tax rate in fiscal 2001 and the U.S. federal statutory tax rate of 35.0% is primarily attributable to the write-off of acquired in-process technology and goodwill amortization in excess of amounts deductible for tax purposes which was partially offset by income earned in Singapore where income earned has been subject to a significantly lower effective tax rate, resulting from a tax holiday relating to certain of our products.

   Our tax related liability was $9.5 million as of March 31, 2001. Our tax related liability was $3.2 million as of March 31, 2000, an increase of 196.1%. Fluctuations in the tax related liability account are a function of the current tax provisions and timing of tax payments. Tax related liabilities are primarily comprised of income, withholding and transfer taxes accrued in the taxing jurisdictions in which we operate around the world, including, but not limited to, the United States, Singapore, Japan, Germany and Belgium. The amount of the liability is based on management's evaluation of its tax exposures in light of the complicated nature of the business transactions entered into in a global business environment. We are currently discussing with Roxio which portion, if any, of the taxes payable arising prior to our legal separation will be paid by us.

   After legal separation, we no longer benefit from Adaptec's tax holiday status in Singapore. We are subject to tax in jurisdictions in which we operate around the world. Our future effective tax rate will be impacted by our organizational structure and the geographic distribution of our worldwide revenue and profitability. As a result of these factors, our effective tax rate may be higher in the future than it has been in the past.

Liquidity and Capital Resources

   Historically, Adaptec has managed cash on a centralized basis. Adaptec has collected cash receipts associated with our business and has provided us funding to cover our disbursements. Accordingly, we have reported no cash or cash equivalents at March 31, 2001 and 2000.

   Net cash provided by operating activities was $15.5 million in fiscal 2001, $10.8 million in fiscal 2000, and $10.5 million in fiscal 1999. Operating cash flows increased in fiscal 2001 as compared to the prior year primarily as a result of net income of $3.6 million, adjusted for non-cash charges for depreciation and amortization of $16.6 million and amortization of deferred stock compensation of $4.9 million. These increases in cash were partially offset by an increase of $18.1 million in accounts receivable resulting from increased sales from the release of Easy CD creator 5.0 in late February 2001. Changes in net assets and liabilities including accounts receivable totaled $6.1 million.

   The increase in operating cash in 2000 was generated primarily from net income of $5.2 million, adjusted for non-cash items, including the write-off of acquired in-process technology of $3.4 million, depreciation and amortization expense of $7.3 million and changes in net assets and liabilities of $7.2 million.

   Net cash provided by operating activities during fiscal 1999 was $10.5 million. Operating cash was generated primarily from net income of $2.1 million, adjusted for non-cash items including depreciation and amortization expense of $1.4 million and changes in net assets and liabilities of $5.5 million.

   Net cash used in investing activities during fiscal 2001 was $2.9 million as compared to $101,000 in fiscal 2000 and zero in fiscal 1999. The net cash used in investing activities in fiscal 2001 consisted of capital expenditures of $1.3 million and $1.6 million in capitalized web site development costs. Net cash used in investing activities during fiscal 2000 consisted of capital expenditures.

   Net cash used in financing activities was $12.6 million, $10.7 million and $10.5 million during fiscal 2001, 2000 and 1999, respectively, and relates to returns of capital to Adaptec. Any other cash receipts or disbursements from/to Adaptec relate to operating activities and are classified as such in the cash flow statement and the discussion above.

   On May 5, 2001, the date of legal separation, Adaptec contributed $30 million in cash plus $5.4 million in cash held by our overseas subsidiaries to us. The contribution is non-reciprocal and we will not repay any of this amount. We intend to use these proceeds for working capital. We believe that cash from this contribution and from our future operating results will provide sufficient capital to fund our operations for the next 12 months. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. We cannot assure you that such additional financing would be available on acceptable terms, if at all. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If sufficient funds are not available, we may not be able to introduce new products or compete effectively in any of our markets, either of which could materially harm our business, financial condition and results of operations.

   Although we have historically generated positive cash flow from operations, we cannot assure you that we will be able to do so in the future. If we are unable to generate positive cash flow from operations, we may be required to obtain additional financing from other sources.

   Generally, payment terms from our customers do not exceed 45 days, while our liabilities with vendors are due from zero to 30 days following the invoice date. Generally, payments of receivables by our customers to us are not contingent upon resale and we have not experienced payment delays due to product disputes.

   We have never held derivative financial instruments, nor had debt outstanding at any time. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold derivative financial instruments in the future.

Recently Issued Accounting Pronouncements

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, or FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB No. 25." FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management has adopted this interpretation. The impact of FIN No. 44 did not have a material effect on the financial position or results of operations of the Company.

   In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company was required to adopt SAB 101 in the fourth quarter of fiscal 2000 effective as of April 2001. The impact of SAB No. 101 did not have a material impact on the Company's financial position or operating results.

   In June 1998, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurements of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133,"
which amends the accounting and reporting standards for certain derivative instruments and certain hedging activities. We adopted this statement in our first quarter of fiscal 2002. We do not believe that the adoption of SFAS No. 133 will have a material effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   We develop our software in the United States and Europe and sell it in North America, Europe, the Pacific Rim and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. For our foreign divisions whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using period-end exchange rates and translate revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income.

   For foreign divisions whose functional currency is the U.S. dollar, certain assets and liabilities are re-measured at the period end or historical rates as appropriate. Revenues and expenses are re-measured at the average rate during the period. Currency translation gains and losses are recognized in current operations and have not been material to our operating results in the periods presented.

   We sell our products primarily to original equipment manufacturers and distributors throughout the world. Sales to customers are primarily denominated in U.S. dollars and, as a result, we do not believe that our foreign currency risk is significant.

   We do not currently hold any derivative instruments and do not engage in hedging activities. Also, we do not currently hold any variable interest rate debt or lines of credit. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 14 (a).

Quarterly Results of Operations

                                                    Three Months Ended
                          -------------------------------------------------------------------------
                          June 30,  Sep. 30,  Dec. 31, Mar. 31, June 30, Sep. 30, Dec. 31, Mar. 31,
                            1999      1999      1999     2000     2000     2000     2000     2001
                          --------  --------  -------- -------- -------- -------- -------- --------
                                           (in thousands, except per share data)
Net revenues............  $ 9,869   $14,168   $24,307  $29,477  $28,590  $29,482  $27,496  $36,340
Gross profit............    7,840    10,618    19,451   24,230   22,589   23,131   23,008   28,553
Net (loss) income.......   (1,007)   (2,794)    3,207    5,764    2,428    1,892    1,171   (1,921)
Basic and diluted net
 (loss) income per
 share..................    (0.06)    (0.17)     0.19     0.35     0.15     0.11     0.07    (0.12)
Weighted average shares
 used in computing basic
 and diluted net (loss)
 income per share.......   16,500    16,500    16,500   16,500   16,500   16,500   16,500   16,500

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2001 annual meeting of stockholders to be held on September 20, 2001. Information concerning our executive officers and key employees is included in Part I.

ITEM 11. EXECUTIVE COMPENSATION

   Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2001 annual meeting of stockholders to be held on September 20, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2001 annual meeting of stockholders to be held on September 20, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2001 annual meeting of stockholders to be held on September 20, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)The following documents are filed as part of this annual report:

  1. Financial Statements

      See Index to Financial Statements and Financial Statement Schedule at page F-1 of this Form 10-K.

  2. Financial Statement Schedules

      Schedule II--Valuation and Qualifying Accounts and Reserves.

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require the submission of the schedules, or because the information required is included in the consolidated financial statements or the notes thereto.

  3. Exhibits:

     The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

(b)Reports on Form 8-K:

  None.

                                  ROXIO, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page No.
                                                                      --------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...........................   F-1

Report of Independent Auditors.......................................   F-2

Consolidated Balance Sheets as of March 31, 2000 and 2001............   F-3

Consolidated Statements of Operations for the years ended March 31,
 1999, 2000 and 2001.................................................   F-4

Consolidated Statements of Stockholders' Equity for the years ended
 March 31, 1999, 2000 and 2001.......................................   F-5

Consolidated Statements of Cash Flows for the years ended March 31,
 1999, 2000 and 2001.................................................   F-6

Notes to Consolidated Financial Statements...........................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
 Stockholders of Roxio, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Roxio, Inc. and its subsidiaries at March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 38 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
April 26, 2001 except for the 4th
 and 5th paragraph of note 1, the
 4th paragraph of note 4 and note 9
 as to which the date is June 14,
 2001

                                  ROXIO, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                  March 31,
                                                               ----------------
                                                                2000     2001
                                                               -------  -------
                            ASSETS
Current assets:
  Accounts receivable, net of allowance for doubtful accounts of $575 and $155, respectively............................. $13,521  $31,525
  Inventories.................................................     820    1,211
  Prepaid expenses............................................   1,273    2,354
  Deferred income taxes.......................................     670    3,133
                                                               -------  -------
    Total current assets......................................  16,284   38,223

Property and equipment, net...................................     972    1,426
Goodwill and other intangibles, net...........................  40,610   26,523
                                                               -------  -------
    Total assets.............................................. $57,866  $66,172
                                                               =======  =======

           LIABILITIES AND OWNER'S NET INVESTMENT/
                     STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable............................................ $ 2,260  $ 7,721
  Income taxes payable to parent..............................   3,211    9,508
  Accrued liabilities.........................................   4,271    6,075
                                                               -------  -------
    Total current liabilities.................................   9,742   23,304

Long term liabilities:
  Deferred income taxes.......................................   3,376    2,251
                                                               -------  -------
    Total liabilities.........................................  13,118   25,555
                                                               -------  -------

Commitments and contingencies (Notes 4 and 8)

Owner's net investment/stockholder's equity:
  Common stock, $0.001 par value; 100,000 shares authorized;
   none and 16,500 issued and outstanding.....................      --       17
  Additional paid-in capital..................................      --       16
  Deferred stock-based compensation...........................  (2,444)      --
  Accumulated other comprehensive income......................     369      402
  Owner's net investment......................................  46,823   40,182
                                                               -------  -------
    Total owner's net investment/stockholder's equity.........  44,748   40,617
                                                               -------  -------
                                                               $57,866  $66,172
                                                               =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ROXIO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                      Years Ended March 31,
                                                     --------------------------
                                                      1999     2000      2001
                                                     -------  -------  --------
Net revenues.......................................  $43,129  $77,791  $121,908
Cost of revenues (excludes stock-based compensation
 charges of $0, $0 and $45 for 1999, 2000 and 2001,
 respectively).....................................    9,000   15,652    24,627
                                                     -------  -------  --------
Gross profit.......................................   34,129   62,139    97,281
                                                     -------  -------  --------
Operating expenses:
  Research and development (excludes stock-based
   compensation charges of $0, $149 and $3,080 for
   1999, 2000 and 2001, respectively)..............    8,621   13,917    17,532
  Sales and marketing (excludes stock-based
   compensation charges of $0, $0 and $570 for
   1999, 2000 and 2001, respectively)..............   17,715   18,548    34,560
  General and administrative (excludes stock-based
   compensation charges of $0, $0 and $1,170 for
   1999, 2000 and 2001, respectively)..............    4,020    9,716    15,392
  Amortization of goodwill and other intangibles...    1,250    6,958    15,441
  Stock-based compensation charges.................       --      149     4,865
  Write-off of acquired in-process technology......       --    3,393        --
                                                     -------  -------  --------
    Total operating expenses.......................   31,606   52,681    87,790
                                                     -------  -------  --------
Income from operations before provision for income
 taxes.............................................    2,523    9,458     9,491
Provision for income tax (expense).................     (413)  (4,288)   (5,921)
                                                     -------  -------  --------
Net income.........................................  $ 2,110  $ 5,170  $  3,570
Other comprehensive gain:
  Unrealized gain on foreign exchange rates........      265      534        33
                                                     -------  -------  --------
Comprehensive gain.................................  $ 2,375  $ 5,704  $  3,603
                                                     =======  =======  ========
Basic and diluted net income per share.............  $  0.13  $  0.31  $   0.22
                                                     =======  =======  ========
Weighted average shares used in computing basic and
 diluted net income per share......................   16,500   16,500    16,500
                                                     =======  =======  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  ROXIO, INC.

                 CONSOLIDATED STATEMENTS OF CHANGES IN OWNER'S
                      NET INVESTMENT/STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                                Accumulated              Total Owner's
                         Common Stock  Additional                  Other      Owner's   Net Investment/
                         -------------  Paid-in     Deferred   Comprehensive    Net      Stockholder's
                         Shares Amount  Capital   Compensation    Income     Investment     Equity
                         ------ ------ ---------- ------------ ------------- ---------- ---------------
Balance at March 31,
 1998...................     --  $--      $--       $    --        $(430)     $ 14,934     $ 14,504

 Net income.............     --   --       --            --           --         2,110        2,110
 Foreign currency
  translation
  adjustment............     --   --       --            --          265            --          265
 Net cash transfers to
  Adaptec...............     --   --       --            --           --       (10,486)     (10,486)
                         ------  ---      ---       -------        -----      --------     --------

Balance at March 31,
 1999...................     --   --       --            --         (165)        6,558        6,393
                         ------  ---      ---       -------        -----      --------     --------
 Net income.............     --   --       --            --           --         5,170        5,170
 Foreign currency
  translation
  adjustment............     --   --       --            --          534            --          534
 Transfer of net assets
  from Adaptec related
  to the CeQuadrat
  acquisition...........     --   --       --            --           --        19,477       19,477
 Transfer of net assets
  and deferred
  compensation from
  Adaptec related to the
  Wild File
  acquisition...........     --   --       --        (2,593)          --        26,299       23,706
 Amortization of
  deferred
  compensation..........     --   --       --           149           --            --          149
 Net cash transfers to
  Adaptec...............     --   --       --            --           --       (10,681)     (10,681)
                         ------  ---      ---       -------        -----      --------     --------
Balance at March 31,
 2000...................     --   --       --        (2,444)         369        46,823       44,748
                         ------  ---      ---       -------        -----      --------     --------
 Net income.............     --   --       --            --           --         3,570        3,570
 Foreign currency
  translation
  adjustment............     --   --       --            --           33            --           33
 Stock-based
  compensation charges..     --   --       --         2,444           --         2,421        4,865
 Issuance of common
  stock in anticipation
  of legal separation... 16,500   17       16            --           --           (33)          --
 Net cash transfers to
  Adaptec...............     --   --       --            --           --       (12,599)     (12,599)
                         ------  ---      ---       -------        -----      --------     --------

Balance at March 31,
 2001................... 16,500  $17      $16       $    --        $ 402      $ 40,182     $ 40,617
                         ======  ===      ===       =======        =====      ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                  ROXIO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Years Ended March 31,
                                                  ----------------------------
                                                    1999      2000      2001
                                                  --------  --------  --------
Cash flows from operating activities:
 Net income...................................... $  2,110  $  5,170  $  3,570
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization..................    1,358     7,308    16,557
  Stock based compensation charges...............       --       149     4,865
  Provision for doubtful accounts................     (136)      897       219
  Write-off of acquired in-process technology....       --     3,393        --
  Deferred income taxes..........................    1,632     1,077    (3,588)
  Changes in assets and liabilities:
   Accounts receivable...........................    5,737    (6,057)  (18,125)
   Inventories...................................      880        70      (389)
   Prepaid expenses..............................     (214)     (679)   (1,075)
   Accounts payable..............................    1,261      (465)    5,432
   Income taxes payable (receivable) to (from)
    parent.......................................   (1,609)    4,125     6,297
   Accrued liabilities...........................     (533)   (4,206)    1,749
                                                  --------  --------  --------
    Net cash provided by operating activities....   10,486    10,782    15,512
                                                  --------  --------  --------

Cash flows from investing activities:
 Purchases of property and equipment.............       --      (101)   (1,341)
 Purchase of other intangible assets.............       --        --    (1,572)
                                                  --------  --------  --------
    Net cash (used in) investing activities......       --      (101)   (2,913)
                                                  --------  --------  --------

Cash flows from financing activities:
 Net cash transfers to Adaptec...................  (10,486)  (10,681)  (12,599)
                                                  --------  --------  --------
    Net cash (used in) financing activities......  (10,486)  (10,681)  (12,599)
                                                  --------  --------  --------
Change in cash and cash equivalents..............       --        --        --
Cash and cash equivalents at beginning of
 period..........................................       --        --        --
                                                  --------  --------  --------
Cash and cash equivalents at end of period....... $     --  $     --  $     --
                                                  ========  ========  ========

Non-cash disclosure of investing activities:
 Transfer of net assets from Adaptec related to
  the CeQuadrat acquisition...................... $     --  $ 19,477  $     --
                                                  ========  ========  ========
 Transfer of net assets from Adaptec related to
  the Wild File acquisition...................... $     --  $ 26,299  $     --
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  ROXIO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Description of business

   On June 8, 2000, Adaptec, Inc. ("Adaptec") announced a plan to create a separate company comprised of substantially all of its software segment, subsequently named Roxio, Inc. ("Roxio" or the "Company"). Roxio is a provider of digital media software solutions that enable individuals to personalize and store music, photos, video and data onto recordable compact discs ("CDs"). The Company also provides system protection applications that allow users to protect against viruses, system crashes and data losses by allowing their computer to revert to an earlier point in time. The Company's CD recordable software offerings are available as stand-alone products, and also ship built-in or bundled with CD recordable drives in the desktop market.

   Roxio was incorporated in Delaware in August 2000 as a wholly-owned subsidiary of Adaptec. In August 2000, Roxio authorized and issued 1,000 shares of $.001 par value common stock to Adaptec.

   Effective November 10, 2000, Roxio's Board of Directors authorized a 33,000-for-one stock split resulting in an increase in common stock issued and outstanding to 33 million shares. Effective April 13, 2001 Roxio's Board of Directors authorized a one for two reverse stock split resulting in a decrease in common stock issued and outstanding to 16.5 million shares. This amount has been presented as common stock in the balance sheet. Shares outstanding and net income per share have been adjusted for all periods presented.

   Adaptec and Roxio entered into a Master Separation and Distribution Agreement (the "Separation Agreement") under which Adaptec contributed at legal separation (the "Separation Date") $30.0 million and $5.4 million (unaudited) of cash held by Roxio's overseas subsidiaries to fund working capital as a stand-alone entity. Additionally, with the exception of approximately $5.5 million (unaudited) in accounts receivable, Adaptec transferred to Roxio, on the Separation Date, substantially all of the assets and liabilities that appeared on Roxio's consolidated balance sheet. Roxio and Adaptec are currently discussing which portion, if any, of the taxes payable arising prior to legal separation will be paid by Roxio.

   On May 11, 2001 (the "Distribution Date"), Adaptec distributed all of the shares of Roxio except for 190,955 shares held by Adaptec for issuance upon the exercise of an outstanding warrant to purchase Adaptec common stock to Adaptec's stockholders on a pro rata basis which distribution is intended to qualify as a tax-free transaction under Section 355 and 368(a)(1)(D) of the Internal Revenue Code.

 Basis of presentation

   The consolidated financial statements present the results of operations, financial position, changes in owner's net investment and cash flows applicable to the operations of the Company and its subsidiaries, after elimination of intercompany transactions. The consolidated financial statements of the Company are derived from the historic books and records of Adaptec. Certain software products directly related to Adaptec's hardware products which were historically reflected in the software segment's results of operations in Adaptec's segment reporting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," were retained by Adaptec going forward. As such, the revenue, cost of revenues, operating expenses and assets and liabilities related to these products have not been included in these financial statements.

   During fiscal 2000, Adaptec purchased CeQuadrat GmbH ("CeQuadrat") and Wild File, Inc. ("Wild File") and allocated the assets and liabilities to Roxio. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations of these companies and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial

                                  ROXIO, INC.

statements as of the respective purchase dates. There were no significant differences between the accounting policies of the Company and these acquired companies. See Note 3--Business Combinations.

   Prior to its separation from Adaptec, the Company did not maintain separate corporate treasury, legal, tax, purchasing and other similar corporate support functions. For purposes of preparing the accompanying financial statements, certain Adaptec corporate costs were allocated to the Company using the allocation methods described in Note 4. Roxio and Adaptec's management believe that the allocation methods used are reasonable and reflective of the Company's proportionate share of such expenses. However, the financial information included herein may not reflect the financial position, operating results, changes in owner's net investment and cash flows of the Company in the future or what they would have been had the Company been a separate, stand-alone entity during the periods presented.

 Foreign currency translation

   For foreign divisions whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income.

   For foreign divisions whose functional currency is the U.S. dollar, monetary assets and liabilities are re-measured at the period end or historical rates as appropriate. Revenues and expenses are re-measured at the average rate during the period. Currency translation gains and losses are recognized in current operations and have not been material to the Company's operating results in the periods presented.

 Estimates and assumptions

   The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

 Cash and cash equivalents

   Historically, Adaptec has managed cash and cash equivalents on a centralized basis. Cash receipts associated with the Company's business have been transferred to Adaptec and Adaptec has funded the Company's disbursements. All changes in cash and cash equivalents have been included in owner's net investment for all periods presented.

 Inventories

   Inventories are stated at the lower of cost (first-in, first-out method) or market.

 Property and equipment

   Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets.

 Fair value of financial instruments

   For the Company's financial instruments, including accounts receivable and accounts payable, the carrying amounts approximate fair market value due to their short maturities.

                                  ROXIO, INC.

 Concentrations of credit risk

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.

   The Company sells its products primarily to original equipment manufacturers ("OEMs") and distributors throughout the world. Sales to customers are primarily denominated in U.S. dollars and, as a result, the Company does not believe its foreign currency risk is significant. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. The Company has historically not experienced significant losses from its accounts receivable with the exception of a write-off of approximately $600,000 in fiscal 2000 due to the bankruptcy of one customer and a disagreement with another customer which is currently subject to litigation.

   The following individual customers accounted for a significant portion of gross revenue:

                                                                   Years Ended
                                                                   December 31,
                                                                  --------------
                                                                  1999 2000 2001
                                                                  ---- ---- ----
     Company A................................................... 12%  19%  21%
     Company B................................................... 16%  10%  11%

   The following individual customers accounted for a significant portion of total gross accounts receivable:

                                                                       December
                                                                          31,
                                                                       ---------
                                                                       2000 2001
                                                                       ---- ----
     Company A........................................................  2%  24%
     Company B........................................................ 14%  22%

 Goodwill and other intangibles

   Goodwill and other intangibles are amortized on the straight-line method over their estimated useful lives of three years. When circumstances warrant, the Company periodically evaluates any possible impairment of long-lived assets using estimates of undiscounted future cash flows in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." No impairments have been identified or recorded in any periods presented.

   Goodwill and other intangibles amortization was $1.3 million, $7.0 million and $15.4 million for the years ended March 31, 1999, 2000 and 2001, respectively. See Note 3 regarding the acquisitions of CeQuadrat and Wild File during fiscal 2000.

   The Company has adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 98-1 "Accounting For Cost of Computer Software Developed or Obtained For Internal Use" and "Emerging Issues Task Force" Issue 00-2 "Accounting For Website Development Costs." In accordance with SOP 98-1 and EITF 00-2 the Company has capitalized website development costs totaling $1.6 million during the year ended March 31, 2001. Capitalized costs will be amortized over their estimated useful life of three years. During the year ended March 31, 2001, the amortization of capitalized cost totaled $229,000.

 Comprehensive income

   SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources.

                                  ROXIO, INC.

Accumulated other comprehensive income for the periods presented represents foreign currency translation items associated with the Company's Japanese and German operations. No tax effect has been provided on the foreign currency translation items for any period shown, as the undistributed earnings of the Company's foreign investments will continue to be reinvested.

 Revenue recognition

   The Company's revenue recognition policy is in accordance with Staff Accounting Bulletin ("SAB") 101. The Company primarily sells its software products through two channels: OEMs and distributors. For software product sales to OEMs, revenue is recognized based on reported product shipments from OEMs to their customers provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured.

   For software product sales to distributors, revenue is recognized upon product shipment to the distributors or receivable of the products by the distributor, dependent on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured. The Company's distributor arrangements provide distributors with certain product rotation rights. Additionally, the Company permits its distributors to return products in certain circumstances, generally during periods of product transition. The Company establishes allowances for expected product returns in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." These allowances are recorded as a direct reduction of revenue and accounts receivable. Costs related to post-contract customer support ("PCS") are accrued at the date the related revenue is recognized. PCS obligations relate to telephone support and minor bug fixes downloadable from the Company's website. As no separate charge is made for the PCS and the PCS is available for a period of less than one year, the Company does not ascribe any value to the PCS or defer any portion of it.

   For direct software product sales to end users, revenue is recognized upon shipment by the Company to the end users.

   In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company was required to adopt SAB 101 in the fourth quarter of fiscal 2000 effective as of April 2000. The impact of SAB No. 101 did not have a material impact on the Company's financial position or operating results.

 Product development costs

   Costs for the development of new software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Roxio believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

 Advertising costs

   Advertising costs, with the exception of production costs related to television advertising, are expensed as incurred through direct spending and allocations by Adaptec. Advertising costs were approximately $4.5 million, $3.8 million and $11.0 million in fiscal 1999, 2000 and 2001, respectively. See Note 4 regarding allocated costs. Production costs related to television advertising are expensed the first time the television advertisement is broadcast.

                                  ROXIO, INC.

 Income taxes

   As of March 31, 1999, 2000 and 2001, the Company was not a separate taxable entity for federal, state or local income tax purposes and its operations are included in the consolidated Adaptec tax returns. The Company's tax provision has been prepared in accordance with SFAS No. 109, "Accounting for Income Taxes," on a separate return basis. Accordingly, no tax benefit for the Company's portion of Adaptec's net operating losses has been recognized.

   Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by the Company.

 Stock-based compensation

   The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of the Company's common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years. No compensation expense has been recognized in the Company's Consolidated Statement of Operations, except as described in Note 6 relating to options in Roxio common stock committed to employees and in Note 3 relating to Adaptec restricted common stock issued to certain Wild File employees. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date of grant. In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB No. 25." FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN No. 44 did not have a material effect on the financial position or results of operations of the Company.

 Net income per share

   In August 2000, Roxio issued 1,000 shares of common stock, all of which was owned by Adaptec. In November 2000, Roxio effected a stock split resulting in the number of outstanding shares increasing to 33 million. Subsequently in April 2001, Roxio effected a one for two reverse stock split resulting in the number of outstanding shares decreasing to 16.5 million. Historically, basic net income per share is presented in accordance with SFAS 128 "Earnings Per Share," based upon the 16.5 million shares. Diluted net income per share is computed using the treasury stock method and taking into account the dilutive effect of the 1.3 million Roxio stock options committed at December 20, 2000 for grants at legal separation. As the effect of these stock options is antidilutive, both basic and diluted average shares outstanding for the year ended March 31, 2001 are 16.5 million shares.

 Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting

                                  ROXIO, INC.

standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurements of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards for certain derivative instruments and certain hedging activities. The Company adopted this statement in its first quarter of fiscal 2002. The Company does not believe that the adoption of SFAS No. 133 will have a material effect on the Company's financial position or results of operations.

NOTE 2--BALANCE SHEET DETAIL:

                                                             March 31,
                                                          ----------------
                                                Life       2000     2001
                                            ------------- -------  -------
                                                          (in thousands)
Inventories:
  Raw materials............................               $   114  $     7
  Work-in-progress.........................                    23       90
  Finished goods...........................                   683    1,114
                                                          -------  -------
                                                          $   820  $ 1,211
                                                          =======  =======
Property and equipment, net:
  Machinery and equipment..................   3-5 years   $   746  $ 1,539
  Furniture and fixtures...................   3-8 years       863    1,321
  Leasehold improvements................... Life of lease      32      122
                                                          -------  -------
                                                            1,641    2,982
  Less: Accumulated depreciation and
   amortization............................                  (669)  (1,556)
                                                          -------  -------
Property and equipment, net................               $   972  $ 1,426
                                                          =======  =======

Depreciation expense for the years ended March 31, 1999, 2000 and 2001 was $108, $201 and $887, respectively.

Accrued liabilities:
  Accrued compensation and related taxes...               $ 1,006  $ 1,868
  Accrued technical support................                 1,265    1,616
  Accrued royalties........................                   525    1,032
  Acquisition related......................                   425       --
  Other....................................                 1,050    1,559
                                                          -------  -------
                                                          $ 4,271  $ 6,075
                                                          =======  =======
Goodwill and other intangibles:
  Goodwill and other intangibles related to
   purchase of Wild File...................    3 years    $24,745  $16,391
  Goodwill and other intangibles related to
   purchase of CeQuadrat...................    3 years     15,865    8,789
  Capitalized website development cost.....    3 years         --    1,343
                                                          -------  -------
                                                          $40,610  $26,523
                                                          =======  =======

                                  ROXIO, INC.

NOTE 3--BUSINESS COMBINATIONS:

 Acquisition of CeQuadrat

   On July 1, 1999, Adaptec acquired CeQuadrat, a developer of CD recordable software products, for $24.0 million in cash paid by Adaptec. The net assets acquired (excluding cash acquired) were assumed to have been contributed to the Company by Adaptec at the date of acquisition. The Company incurred $300,000 in professional fees, including legal, valuation and accounting fees, related to the acquisition, which were included as part of the purchase price of the transaction.

   The Company accounted for the acquisition of CeQuadrat using the purchase method of accounting. The results of operations and the estimated assets acquired and liabilities assumed were included in the Company's financial statements as of the date the net assets were assumed to have been contributed by Adaptec. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below. The allocation was based on an independent appraisal and estimate of fair value.

                                                               (in thousands)
   Net tangible liabilities (excluding cash acquired and
    retained by Adaptec of $4,815)............................    $(4,692)
   In-process technology......................................      3,016
                                                                  -------
   Goodwill and other intangible assets:
     Goodwill.................................................     10,341
     Covenant not to compete..................................      4,360
     Purchased technology.....................................      3,140
     OEM relationships........................................      1,186
     Acquired employees.......................................      1,173
     Trade name...............................................        953
                                                                  -------
                                                                   21,153
                                                                  -------
       Net assets acquired....................................    $19,477
                                                                  =======

   The net tangible liabilities were comprised primarily of receivables offset by accrued liabilities. Roxio identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. Approximately $3.0 million of the purchase price was allocated to acquired in-process technology and written off in the second quarter of fiscal 2000. The Company acquired technology consisting of next generation consumer-oriented CD recordable software, next generation professional-oriented CD recordable software and CD backup software; the amount of in-process technology allocated to each of the projects was approximately $600,000, $2.2 million and $200,000, respectively. The value for each of the projects was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value as defined below.

   Net cash flows: The net cash flows from the identified projects were based on estimates of net revenues, cost of revenues, selling, marketing and administrative expense, research and development ("R&D") expenses, third party license fees, royalty costs and income taxes from those projects. Roxio believes the assumptions used in the valuation as described below were reasonable at the time of the acquisition. R&D expenses excluded costs to bring acquired in-process projects to technological feasibility.

                                  ROXIO, INC.

   Net revenues: The estimated net revenues were based on Roxio management projections of the acquired in-process projects for the next generation consumer-oriented CD recordable software, next generation professional-oriented CD recordable software and the CD backup software. The business projections were compared with and found to be in line with industry analysts' forecasts of growth in substantially all of the relevant markets. Anticipated net revenues from acquired in-process technology products began in the second half of fiscal 2000 and are expected to peak in mid-fiscal 2001. Anticipated annual net revenues will decline rapidly as new products and technology become available and fully replace the in-process technology products in the market by fiscal 2002. These projections were based on estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by Roxio and its competitors.

   Operating expenses: The estimated operating expenses used in the valuation analysis of CeQuadrat included cost of revenues, selling, marketing and administrative expenses, R&D expenses and third party license fees. In developing future expense estimates and evaluation of CeQuadrat's overall business model, an assessment of specific product results including both historical and expected direct expense levels and general industry metrics was conducted.

   Gross margins: Projected gross margins were based on CeQuadrat's historical margins, which were in line with Roxio's gross margins.

   Selling, marketing and administrative expenses: Estimated selling, marketing and administrative expenses were consistent with CeQuadrat's historical cost structure in the first year net revenues were generated and decrease in later years as total net revenues increase to account for economies of scale.

   R&D expenses: Estimated R&D expenses consist of the cost associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" R&D) after a product is available for general release to customers. These activities include routine changes and additions. The estimated maintenance R&D expense was 1.5% of net revenues for the in-process technologies throughout the estimation period.

   Third party license fees: Estimated third party license fees consist of the costs associated with licensing third party proprietary technology for use in CeQuadrat's products. The estimated third party license fees ranged from one to two percent of net revenues for the in-process technologies throughout the estimation period.

   Effective tax rate: The effective tax rate utilized in the analysis of the in-process technologies reflects the historical tax rate in Germany where the majority of the anticipated future operations will take place.

   Royalty rate: Roxio applied a royalty charge of 30% of operating income for each in-process project to attribute value for dependency on predecessor core technologies.

   Discount rate: The cost of capital reflects the estimated time to complete and the level of risk involved. The cost of capital used in discounting the net cash flows from acquired in-process technology was 30% for each of the acquired in-process technology projects. Higher required rates of return, which would correspond to higher risk, are partially mitigated by Roxio's expertise in the CD recordable market.

                                  ROXIO, INC.

   Percentage of completion: The percentage of completion for the projects was determined using costs incurred by CeQuadrat prior to the acquisition date compared to the remaining R&D to be completed to bring the projects to technological feasibility. Roxio estimated, that as of the acquisition date, the next generation consumer-oriented CD recordable software, next generation professional-oriented CD recordable software and the CD backup software projects were 82%, 69% and 82% complete, respectively, and the estimated costs to complete the projects were approximately $100,000 in aggregate.

   All of the in-process technology projects acquired from CeQuadrat were completed during the third quarter of fiscal 2000, and estimated costs to complete the projects were in line with estimates. The next generation professional-oriented CD recordable software and the CD backup software began shipping in the third quarter of fiscal 2000. The next generation consumer-oriented CD recordable software will not be commercially released.

 Acquisition of Wild File

   On March 11, 2000, Adaptec acquired Wild File, a supplier of continuous backup and system recovery software. In consideration, Adaptec paid $13.2 million in cash, issued 392,000 shares of Adaptec common stock valued at $17.1 million and assumed stock options valued at $800,000. The common stock issued, including the restricted stock discussed below, was valued in accordance with EITF 95-19, Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination, using the average of market value of Adaptec's common stock for several days prior to the date of the consummation of the acquisition. The options assumed were valued using the Black-Scholes valuation model. Included with the shares issued was 59,000 shares of restricted Adaptec common stock valued at $2.6 million to certain Wild File employee shareholders as incentives for continued employment. These restricted shares were issued as compensation for services to be provided subsequent to the date of the acquisition, and as such, in accordance with EITF No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the value of the shares was recorded as deferred compensation. The restricted common stock vests monthly over one year from the date of acquisition and is being amortized over the vesting period. At March 31, 2000, $2.4 million remained in deferred compensation, net of $200,000 of amortization recorded subsequent to the issuance date through March 31, 2000. The net assets acquired (excluding cash acquired) were assumed to have been contributed to the Company by Adaptec at the date of acquisition. As part of the purchase agreement, $4.4 million of the purchase price was held back for unknown liabilities that may have existed as of the acquisition date. The holdback was funded to an escrow account and therefore does not represent cash or a liability of the Company as of March 31, 2000. The holdback will be paid for such unknown liabilities or to the seller within one year from the acquisition date and was included as part of the purchase price. Additionally, the Company incurred $400,000 in professional fees, including legal, valuation and accounting fees, related to the acquisition, which were included as part of the purchase price of the transaction.

   The Company accounted for the acquisition of Wild File using the purchase method of accounting. The results of operations and the estimated assets acquired and liabilities assumed were included in the Company's financial statements as of the date the net assets were assumed to have been contributed by Adaptec. The

                                  ROXIO, INC.

allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below. The allocation was based on an independent appraisal and estimate of fair value.

                                                               (in thousands)
   Net tangible liabilities (excluding cash acquired and
    retained by Adaptec of $5,230)............................    $ 1,540
   In-process technology......................................        377
   Deferred compensation......................................      2,593
                                                                  -------
   Goodwill and other intangible assets:
     Goodwill.................................................     16,724
     Patents..................................................      5,260
     Covenant not to compete..................................      1,650
     Acquired employees.......................................        887
     Trade name...............................................        526
     Purchased technology.....................................        118
                                                                  -------
                                                                   25,165
   Deferred income tax liabilities............................     (3,376)
                                                                  -------
       Net assets acquired....................................    $26,299
                                                                  =======

   The net tangible assets acquired were comprised primarily of receivables offset by accrued liabilities. The acquired in-process technology was written-off in the fourth quarter of fiscal 2000.

 Unaudited pro forma results

   The following unaudited pro forma results assume CeQuadrat and Wild File had been acquired as of the beginning of each of Roxio's fiscal years ended March 31, 1999 and 2000. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and other intangible assets and the elimination of non-recurring write-offs of in-process technology acquired. The unaudited pro forma results for the year ended March 31, 1999 combine the Company's historical statements of operations for the year ended March 31, 1999, the consolidated statement of operations of CeQuadrat for the year ended December 31, 1998 and the statement of operations of Wild File for the year ended June 30, 1999. The unaudited pro forma results for the year ended March 31, 2000 combine the Company's historical statement of operations for year ended March 31, 2000, the consolidated statement of operations of CeQuadrat for the period of April 1 through June 30, 1999 and the statement of operations of Wild File for the period of April 1, 1999 through March 10, 2000. Revenues of approximately $3.3 million and net income of approximately $1.4 million of CeQuadrat for the period of January 1, 1999 through March 31, 1999 are not included in the pro forma combined consolidated statement of operations. Revenues of approximately $478,000 and net loss of approximately $738,000 of Wild File for the period April 1, 1999 through June 30, 1999 have been included in the pro forma combined consolidated statements of operations of both the years ended March 31, 1999 and 2000. The pro forma information does not necessarily reflect the actual results that would have occurred if the acquisitions had occurred on April 1, 1998 and April 1, 1999, nor is it necessarily indicative of future results of operations of the consolidated Company.

                                                         Year Ended March 31,
                                                         ----------------------
                                                            1999        2000
                                                         ----------  ----------
                                                              (unaudited)
   Net revenues........................................  $   54,637  $   84,031
   Net (loss) income...................................  $   (9,668) $      370
   Net (loss) income per share.........................  $    (0.59) $     0.02
   Weighted average shares used in computing net (loss)
    income per share...................................      16,500      16,500

                                  ROXIO, INC.

NOTE 4--TRANSACTIONS WITH ADAPTEC:

 Allocated costs

   As discussed in Note 1, Roxio's costs and expenses include allocations from Adaptec for centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, sales, marketing and other Adaptec corporate services and infrastructure costs. These allocations have been determined on the basis that Adaptec and Roxio consider to be reasonable reflections of the utilization of services provided or the benefits received by Roxio. The allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value, or the specific level of activity directly related to such costs.

   The following summarizes the corporate costs allocated to the Company (in thousands):

                                                         Year Ended March 31,
                                                        -----------------------
                                                         1999    2000    2001
                                                        ------- ------- -------
   Cost of revenues (see Note 8)....................... $    -- $   274 $   253
   Research and development............................   1,874   1,772   1,407
   Sales and marketing.................................  11,260   8,383   6,877
   General and administrative..........................   3,306   3,181   3,385
                                                        ------- ------- -------
                                                        $16,440 $13,610 $11,922
                                                        ======= ======= =======

   For purposes of governing certain of the ongoing relationships between Roxio and Adaptec at and after the separation date and to provide for an orderly transition, Roxio and Adaptec have entered into various agreements, including the Separation Agreement and other agreements outlined below ("Ancillary Agreements"). A brief description of each of the agreements follows:

 Master Separation and Distribution Agreement

   The Separation Agreement contains the key provisions relating to the separation, Roxio's initial funding and the distribution. The agreement lists the documents and items that the parties must deliver in order to accomplish the transfer of assets and liabilities from Adaptec to Roxio, effective on the separation date. The agreement also contains conditions that must occur prior to the distribution. The parties also entered into ongoing covenants that survived the separation, including covenants to exchange information, retain specific documents, refrain from direct employee solicitation and resolve disputes in specified ways.

 Assignment and Assumption Agreement

   The Assignment and Assumption Agreement identifies the assets that Adaptec transferred to Roxio and the liabilities that Roxio assumed from Adaptec in the separation. The assets that were transferred and the liabilities that were assumed are, with the exception of approximately $5.5 million (unaudited) in accounts receivable, substantially those that appeared on Roxio's consolidated balance sheet as of a date on or near the separation date, after adjustment for activity that occurs between the balance sheet date and the separation date. In addition, upon separation, Adaptec contributed to Roxio $30.0 million in cash and $5.4 million (unaudited) in cash held by Roxio's overseas subsidiaries. Roxio and Adaptec are currently discussing which portion, if any, of the taxes payable arising prior to legal separation will be paid by Roxio.

   The Assignment and Assumption Agreement also allocates litigation management responsibilities regarding specific litigation matters to either Roxio or Adaptec.

                                  ROXIO, INC.

 Employee Matters Agreement

   The Employee Matters Agreement outlines how Adaptec and Roxio plan to allocate responsibility for, and liability related to, the employment of those employees of Adaptec who became Roxio employees under the separation. The agreement also contains provisions describing Roxio's benefit and equity plans. From the separation date to the distribution date, Roxio employees participated in various Adaptec benefit plans, including Adaptec's 401(k) plan, deferred compensation plan, health and welfare plans and equity and other compensation and bonus plans. The Company incurred actual payroll charges and paid Adaptec an additional fee amounting to 25% of the actual payroll charges. Roxio did not assume any of the options to purchase Adaptec common stock held by the Adaptec employees who became Roxio employees upon legal separation.

 Master Transitional Services Agreement

   The Master Transitional Services Agreement outlines individual transitional services that Roxio requested Adaptec to provide after separation in order to conduct Roxio's business. The agreement provides the time period for each service, a summary of the service to be provided and a description of the service. Generally, Roxio will pay Adaptec for direct and indirect charges incurred for services plus five percent. The agreement covers services relating primarily to accounting, finance, taxes, human resources, information technology and operations.

 Real Estate Matters Agreement

   The Real Estate Matters Agreement addresses real estate matters relating to the Adaptec properties that Adaptec leases or shares with Roxio and the leases that Adaptec assigned to Roxio. The agreement describes the manner in which Adaptec shares with Roxio an Adaptec leased property, leases one property to Roxio and assigned certain leases to Roxio. The Real Estate Matters Agreement also provides that all costs required to effect the transfers, including landlord consent fees, landlord attorneys' fees and any costs and expenses relating to re-negotiation of Adaptec's leases will be incurred and paid by Adaptec. It is expected that the minimum lease payments under these agreements will be approximately $2.1 million (unaudited) per year for at least the next five years.

 Indemnification and Insurance Matters

   Effective as of the separation date, Roxio and Adaptec each released the other from any liabilities arising from events occurring on or before the separation date. The agreement also contains provisions governing indemnification. In general, Roxio will indemnify Adaptec from all liabilities arising from Roxio's business prior to the separation date, unless caused by misconduct of an Adaptec employee, any of its liabilities arising from Roxio's business after the separation date, any of its contracts, its breach of the Separation Agreement or Ancillary Agreements, or any untrue statement of a material fact or an omission to state a material fact in Roxio's Form 10 Registration Statement. In general, Adaptec will indemnify Roxio from all liabilities arising from its business or its breach of the Separation Agreement or Ancillary Agreements, or matters for which Roxio has no indemnification responsibility. In addition, Adaptec and Roxio will each indemnify the other against liability for specified environmental matters. Roxio will be responsible for obtaining and maintaining its insurance programs and arrangements separate from Adaptec after the separation date.

 Manufacturing Services Agreement

   The Manufacturing Services Agreement provides that Adaptec will perform manufacturing services with respect to Roxio products ("Products") for a period of one year at a fee based on Adaptec's standard cost plus ten percent. Additional expenses including freight, insurance and taxes will be billed at actual cost plus five

                                  ROXIO, INC.

percent. Roxio may terminate the Manufacturing Services Agreement with two months notice and will be required to purchase Adaptec's unused inventory components, work in process and finished goods if the agreement is terminated.

   Adaptec warrants the media upon which the software is reproduced for 90 days from the date of delivery or pull from Roxio's warehouse. Adaptec will replace Products reproduced on defective media and returned under Adaptec return merchandise authorization procedures.

   The agreement provides that Roxio will indemnify Adaptec for claims of intellectual property infringement brought against Adaptec based upon its manufacture of Products for Roxio. Each party will indemnify the other party against claims arising from its negligence or that of its agents and Roxio will indemnify Adaptec for claims based upon the defective design or code of Products.

 Intellectual property agreements

   Under the Master Technology Ownership and License Agreement and the Master Patent Ownership and Assignment Agreement, Adaptec transferred to Roxio its rights in specified patents, specified trademarks, copyrights, related goodwill and other technology related to Roxio's current business and research and development efforts upon separation.

   Consistent with all other assets transferred to Roxio, intellectual property was transferred at its net book value on the date of transfer. All intellectual property transferred has been included in Roxio's financial statements at March 31, 1999, 2000 and 2001.

 Tax Sharing Agreement

   The Tax Sharing Agreement provides for Adaptec's and Roxio's obligations concerning various tax liabilities. The Tax Sharing Agreement provides that Adaptec generally will pay, and indemnify Roxio if necessary, with respect to all federal, state, local and foreign taxes relating to Roxio's business for any taxable period beginning on May 5, 2001 and ending prior to the distribution date. The agreement then provides that Adaptec and Roxio will make subsequent payments between them such that the amount of taxes paid by Adaptec and Roxio will be determined, subject to specified adjustments, as if Adaptec, Roxio and each of their subsidiaries included in Adaptec's consolidated tax returns had filed their own consolidated, combined or unitary return for that period.

   The Tax Sharing Agreement also requires Roxio to indemnify Adaptec for certain taxes and similar obligations that Adaptec could incur if the distribution does not qualify for tax-free treatment due to the following events:

  . an acquisition of a controlling interest in Roxio stock after the distribution;

  . Roxio's failure to continue its business after the distribution;

  . a repurchase of Roxio's stock; or

  . other acts or omissions by Roxio.

   The Tax Sharing Agreement further provides for cooperation with respect to certain tax matters, the exchange of information and the retention of records which may affect the income tax liability of either party.

                                  ROXIO, INC.

NOTE 5--INCOME TAXES:

   The Company has entered into a tax allocation agreement with Adaptec. See
Note 4 for a description of the agreement.

   The components of income before income taxes are as follows:

                                                            Years Ended March
                                                                   31,
                                                           --------------------
                                                            1999   2000   2001
                                                           ------ ------ ------
                                                              (in thousands)
   Domestic............................................... $  916 $8,669 $2,530
   Foreign................................................  1,607    789  6,961
                                                           ------ ------ ------
   Income before income taxes............................. $2,523 $9,458 $9,491
                                                           ====== ====== ======

   The components of the provision for income taxes are as follows:

                                                        Years Ended March 31,
                                                        -----------------------
                                                         1999     2000   2001
                                                        -------  ------ -------
                                                            (in thousands)
   Federal:
    Current............................................ $(1,109) $1,992 $ 7,118
    Deferred...........................................   1,273     961  (2,959)
   Foreign:
    Current............................................       2     811     854
   State:
    Current............................................    (112)    408   1,537
    Deferred...........................................     359     116    (629)
                                                        -------  ------ -------
                                                        $   413  $4,288 $ 5,921
                                                        =======  ====== =======

                                  ROXIO, INC.

   Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  March 31,
                                                               ----------------
                                                                2000     2001
                                                               -------  -------
                                                               (in thousands)
   Intangible technology...................................... $ 2,556  $ 2,774
   Compensatory accruals......................................     192      416
   Royalty accruals...........................................     210      675
   Uniform capitalization adjustment..........................       4        4
   Accrued liabilities and other provisions...................     210    1,930
   Net operating loss.........................................      --      535
   Other, net.................................................      54      108
                                                               -------  -------
      Total...................................................   3,226    6,442
   Less: Valuation allowance..................................  (2,556)  (3,309)
                                                               -------  -------
   Deferred tax assets........................................ $   670  $ 3,133
   Intangibles................................................  (3,376)  (2,251)
                                                               -------  -------
   Net deferred tax asset (liabilities)....................... $(2,706) $   882
                                                               =======  =======

   The net change in the total valuation allowance for the year ending March 31, 2001 was an increase of approximately $753,000. The Company has established a partial valuation allowance against its gross deferred tax assets to reduce such asset to the amount that was deemed, more likely than not, to be recoverable prior to expiration. The Company considered, amongst other factors, the historical profitability, projections for future profits and the ability of the Company's foreign subsidiaries to utilize their deferred tax assets.

   The provision for income taxes differs from the amount computed by applying the federal statutory tax rate to income before taxes as follows:

                             Years Ended March
                                    31,
                             ---------------------
                             1999    2000    2001
                             -----   -----   -----
                              (in thousands)
   Federal statutory rate..   35.0 %  35.0 %  35.0 %
   State taxes, net of
    deferred benefit.......    6.3     3.6     4.8
   Foreign income at other
    than U.S. tax rate.....  (22.2)  (21.4)  (16.7)
   Increase in valuation
    allowance..............     --    27.0      --
   Goodwill amortization...     --     2.9    30.1
   Stock compensation......     --      --     9.3
   Other...................   (2.7)   (1.8)    (.1)
                             -----   -----   -----
   Effective income tax
    rate...................   16.4 %  45.3 %  62.4 %
                             =====   =====   =====

   The difference between the Company's effective tax rate and the U.S. federal statutory tax rate of 35% is primarily attributable to the write-off of acquired in-process technology, goodwill amortization and nondeductible stock-based compensation which was partially offset by income earned in Singapore where income has been subject to a significantly lower effective tax rate, resulting from a tax holiday relating to certain of the Company's products.

   The Company has not accrued income taxes on accumulated undistributed earnings of its non-U.S. subsidiaries, as these earnings will be reinvested indefinitely.

                                  ROXIO, INC.

NOTE 6--EMPLOYEE BENEFIT PLANS:

 Wild File Stock Option Plan

   In connection with the acquisition of Wild File, each outstanding stock option under the Wild File Stock Option Plan was converted to an option to purchase Adaptec's common stock at a ratio of 0.0691 in accordance with the terms of the acquisition agreement. As a result outstanding options to purchase 22,000 shares of Adaptec's common stock were assumed by Adaptec in fiscal 2000. No further options may be granted under the Wild File Stock Option Plan.

 Roxio 2000 Stock Option Plan

   On December 20, 2000, a commitment was made to issue employees of Adaptec, who were projected to become and who subsequently became employees of Roxio at the date of legal separation, options to purchase 1.15 million shares of Roxio common stock with an exercise price of $8.50 per share. At March 31, 2001 a further 160,000 options have been committed to be issued. Due to the binding nature of the commitment, the date of the commitment to grant the options was assumed to be the date of grant. The options will vest 25% at September 21, 2001 and 6.25% each quarter thereafter until fully vested. As the grants of Roxio options constituted grants to non-employees, the options were valued using the Black-Scholes valuation model with the following assumptions: expected life of 10 years, risk-free interest rate of 5%, volatility of 63% and dividend yield of 0%. The estimated fair value of the underlying common stock at March 31, 2001 was $12.12 per share. The estimated fair value of the options granted was $9.72 and the aggregate fair value of $12.7 million will be recognized over the service period, estimated to be 3.75 years. No deferred compensation has been recorded for this amount. Compensation will be recognized under the model prescribed in FIN No. 28. Approximately $2.5 million of amortization of the compensation was recorded and is included in stock-based compensation charges on the consolidated statement of operations for the year ended March 31, 2001.

   As the number of options that were ultimately granted was unknown at the commitment date, no measurement date for these options was able to be established. These options were therefore subject to variable plan accounting treatment, resulting in a re-measurement of the compensation expense at March 31, 2001 based on the then current market value of the underlying common stock. The measurement date was established on the date of legal separation at which time certain employees of Adaptec became employees of Roxio and a fixed number of options were granted to these employees under the Roxio 2000 Stock Option Plan. Pursuant to FIN No. 44, at the date of change in status from non-employees to employees, the accounting basis for the options changed and the compensation associated with these options will be re-measured and fixed using the intrinsic value at that date as prescribed by APB Opinion No. 25.

NOTE 7--BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

 Segment information

   The Company has organized and managed its operations in a single operating segment which designs, develops and markets application software.

                                  ROXIO, INC.

 Geographic information

   The following table presents net revenues by country and is attributed to countries based on location of the selling entity:

                                                          Year Ended March 31,
                                                        ------------------------
                                                         1999    2000     2001
                                                        ------- ------- --------
                                                             (in thousands)
   United States....................................... $26,653 $49,135 $ 82,062
   Singapore...........................................   9,172  11,631   18,867
   Japan...............................................   7,304  11,002   13,465
   Other countries.....................................      --   6,023    7,514
                                                        ------- ------- --------
                                                        $43,129 $77,791 $121,908
                                                        ======= ======= ========

   The following table presents net property and equipment by country based on the location of the assets:

                                                                      March 31,
                                                                     -----------
                                                                     2000  2001
                                                                     ---- ------
                                                                         (in
                                                                     thousands)
   United States.................................................... $889 $1,123
   Germany..........................................................   72    294
   Other countries..................................................   11      9
                                                                     ---- ------
                                                                     $972 $1,426
                                                                     ==== ======

NOTE 8--COMMITMENTS AND CONTINGENCIES:

 Commitments

   Upon legal separation Roxio entered into a leasing agreement with Adaptec for its principal executive office in Milpitas, California, and Roxio was assigned certain leasing agreements which are currently between Adaptec and other third parties for other facilities in Longmont, Colorado, Maple Grove, Minnesota, Silverdale, Washington, Portland, Oregon, Wurselin, Germany, Tokyo, Japan and Maastricht, The Netherlands. The future minimum lease payments under non-cancelable operating leases as of March 31, 2001 are as follows (in thousands):

   2002................................................................. $ 2,088
   2003.................................................................   2,238
   2004.................................................................   2,070
   2005.................................................................   1,834
   2006 and thereafter..................................................   2,051
                                                                         -------
                                                                         $10,281
                                                                         =======

                                  ROXIO, INC.

 Contingencies

   The Company previously obtained various services from Adaptec and entered into various Ancillary Agreements relating to these services at and after the time of separation. See Note 4, "Transactions with Adaptec."

   In May 2000, Adaptec entered into a patent cross-license agreement with a third party. Under the agreement, Adaptec paid the third party a patent settlement fee in return for a release from past infringement claims prior to January 1, 2000, and a patent license fee for the use of certain of the third party's patents through June 30, 2004, including patents specifically relating to Roxio products. Additionally, Adaptec granted the third party a license to use all of its patents for the same period. Following the Distribution Date, the terms of the third party agreement no longer applied to the Company.

   The aggregate patent fee to be paid by Adaptec under the cross-license agreement will range from $11.0 million to $25.0 million, depending on the outcome of an evaluation of certain patents by an independent party. Adaptec's best estimate of the aggregate patent fee that will be payable under the cross-license agreement is $18.0 million. The portion of the estimated patent fee allocated to revenues from periods prior to December 31, 1999 (the date the amount was probable and estimable) of $9.6 million was written off and reflected as a component of cost of revenues in Adaptec's financial statements. The Company's portion of the estimated $9.6 million patent fee, or $274,000, was allocated to the Company based on the Company's portion of Adaptec revenues and is included in cost of revenues for the year ended March 31, 2000. The remaining estimated patent fee pertaining to future periods was classified by Adaptec as an intangible asset and is being amortized by Adaptec over the period from January 1, 2000 through June 30, 2004. The Company's portion of the amortization of the patent fee is included in cost of revenues in the statement of operations through an allocation by Adaptec based on revenues. The Company's portion of the amortization was $253,000 for the year ended March 31, 2001. For the period from the date of separation to the distribution date, Adaptec has invoiced the Company for the Company's portion of this amortization.

   On February 13, 2001, several former shareholders of Incat Systems Software USA, Inc. filed a lawsuit against Adaptec, Inc. in the Superior Court of California in the County of Santa Clara. The lawsuit stems from Adaptec's alleged failure to pay these former shareholders all of the amounts due to them based on an earn-out agreed to in connection with the acquisition of Incat. The Company may be asked to defend and indemnify Adaptec in such lawsuit pursuant to the terms of an agreement between Adaptec and the Company. The lawsuit requests a judgment against Adaptec for actual, compensatory and punitive damages, including interest, court costs, each in amounts to be proven, and reasonable attorneys' fees incurred. The Company believes that it has meritorious defenses to the claims in such lawsuit and intends to vigorously defend its interests.

   The Company is a party to litigation matters and claims which are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on the Company's financial position or results of operations.

NOTE 9--SUBSEQUENT EVENTS:

   On April 12, 2001, the Board of Directors of Adaptec approved the distribution of all of the outstanding shares of the Company's common stock to the record holders of Adaptec common stock on April 30, 2001, with the exception of 190,941 shares that Adaptec continues to hold for issuance upon the exercise of an outstanding warrant to purchase Adaptec common stock. In the distribution, each holder of Adaptec common stock received as a dividend 0.1646 of a share of the Company's common stock for every one share of Adaptec common stock held on April 30, 2001, which was the record date for determining the holders of Adaptec stock

                                  ROXIO, INC.

entitled to receive the dividend. The Company's separation from Adaptec was completed on May 5, 2001 and the distribution of the Company's common stock by Adaptec to its stockholders was completed on May 11, 2001.

   On April 19, 2001, the Board of Directors adopted, subject to stockholder approval, the 2001 Stock Plan. The 2001 Stock Plan provides for the granting of incentive and non-qualified stock options to officers, directors, employees and service providers of the Company. The maximum number of common shares that may be issued pursuant to the 2001 Stock Plan is 1,000,000 shares. Adaptec, the sole stockholder of the Company, approved the 2001 Stock Plan on April 19, 2001.

   The exercise price of each stock option issued under the 2001 Stock Plan will be specified by the Board of Directors at the time of grant. However, incentive stock options may not be granted at less than the fair market value of the Company's common stock as determined by the Board of Directors at the date of grant. For holders of more than 10% of the Company's total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company's common stock at the date of grant and for a term not to exceed five years. Options granted under the 2001 Stock Plan will vest either immediately or over a four-year period for employees or over the service period for non-employees and expire ten years from the date of grant.

   On April 19, 2001, the Board of Directors adopted, subject to stockholder approval, the 2001 Directors Option Plan. The 2001 Directors Option Plan provides for the granting of non-qualified stock options to directors who are not employees of the Company (outside directors). The maximum number of common shares that may be issued pursuant to the 2001 Directors Option Plan is 100,000 shares. Adaptec, the sole stockholder of the Company, approved the 2001 Directors Option Plan on April 19, 2001.

   The exercise price of each stock option issued under the 2001 Directors Option Plan will be 100% of the fair market value of the common stock at the time of grant. Under the 2001 Directors Option Plan each outside director will be granted a fixed number of stock options upon appointment as director and at January 1, each year, provided the outside director has served for at least 6 months. Options granted under the 2001 Directors option plan will vest over a four-year period and expire ten years from the date of grant.

   On April 19, 2001, the Board of Directors adopted, subject to stockholder approval, the 2001 Employee Stock Purchase Plan. Eligible Company employees may generally contribute up to 10% of their base compensation to the quarterly purchase of Company stock under the Employee Stock Purchase Plan. Under this plan, employee contributions are partially matched with Company contributions to purchase Company stock. Adaptec, the sole stockholder of the Company, approved the 2001 Employee Stock Purchase Plan on April 19, 2001.

   On May 10, 2001, Gracenote, Inc. filed a lawsuit against the Company in U.S. District Court for the Northern District of California. In the complaint, Gracenote seeks unspecified damages and injunctive and other relief based upon claims including patent and trademark infringement and breach of contract. The lawsuit stems from the use of Gracenote's music recognition service in version 4 of Easy CD Creator and Toast CD-burning software. In April 2001, the Company switched to a competing music recognition service, Freedb.org. On May 17, 2001, Gracenote filed an exparte application for a temporary restraining order seeking to stop shipment of version 4 of Easy CD Creator and Toast CD-burning software. On May 24, 2001, the court denied Gracenote's motion, finding that it had failed to establish a likelihood of success on the merits or that Gracenote had been irreparably harmed. The Company believes that it has meritorious defenses to each of the claims alleged by Gracenote and intends to defend itself vigorously. On June 13, 2001, the Company filed counterclaims against Gracenote seeking unspecified damages and injunctive relief and other relief based upon claims including breach of contract, antitrust violations and tortious interference with business relationships.

                                  ROXIO, INC.

   On May 17, 2001, the Company entered into a strategic relationship with Virgin Holding Inc. (Virgin), an indirect subsidiary of EMI Group plc, to, among other things, develop technology solutions relating to CD recording technology. As part of the agreement, Virgin will provide strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 shares of the Company's common stock at a price of $8.50 per share. Virgin also received a warrant to purchase
117,647 shares of the Company's common stock at a price equal to $8.50 per share. The warrant becomes exercisable by 25% each quarter following the initial agreement.

   On May 18, 2001 the Board of Directors adopted a Stockholders' Rights Plan. Under the plan, the Company will issue a dividend of one right (the "Rights") for each share of common stock, par value of $0.001 per share, of the Company held by stockholders of record as of the close of business on June 15, 2001. Under the plan, each Right will entitle stockholders to purchase a fractional share of the Company's preferred stock for $77.00. Initially, the Rights will not be exercisable and will trade with the Company's common stock. Generally, the Rights may become exercisable if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. Upon occurrence of these events, unless redeemed for $0.001 per right, the Rights will then become exercisable by holders of the Rights, other than an unsolicited third party acquirer, for common shares of the Company, or of the third party acquirer, having a value of twice the Right's then-current exercise price

   On June 11, 2001 the Company entered into a settlement agreement with Prassi Software, Inc. and certain individuals (Prassi) in relation to a lawsuit filed by the Company and Adaptec in the United States District Court for the Northern District of California on April 6, 1998. According to the settlement, Prassi will pay the Company $2,000,000 and Prassi will assign the Company all rights in the product CD Right and CD Right Plus. Prassi will keep the right to sell, distribute, copy and support the product CD Rep for professional CD mastering applications.

                                  ROXIO, INC.

               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

   The unaudited pro forma combined financial information for Roxio set forth below gives effect to the business combinations between Roxio and CeQuadrat and between Roxio and Wild File (collectively, the "Acquisitions"). The Acquisitions were accounted for using the purchase method of accounting.

   The unaudited pro forma combined statement of operations combines the Company's historical statement of operations for the year ended March 31, 2000, the consolidated statement of operations of CeQuadrat for the period from April 1, 1999 through June 30, 1999 and the statement of operations of Wild File for the period from April 1, 1999 through March 10, 2000, after giving effect to the Acquisitions as if they had occurred on April 1, 1999. The results of operations of CeQuadrat and Wild File are included in the Company's results from their respective dates of acquisition of July 1, 1999 and March 11, 2000.

   The historical financial information has been derived from and is qualified by reference to, the consolidated financial statements of Roxio, the consolidated financial statements of CeQuadrat and the financial statements of Wild File, and should be read in conjunction with those financial statements, the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The unaudited pro forma combined statement of operations is presented for illustrative purposes only and is not necessarily indicative of results of operations that would have actually occurred had the acquisitions of CeQuadrat and Wild File by Roxio been effected on the date assumed.

                                  ROXIO, INC.

               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION
                     (in thousands, except per share data)

                                     CeQuadrat
                                      for the   Wild File for
                          Roxio for Period from  the Period
                          the Year   April 1,   from April 1,
                            Ended     through   1999 through
                          March 31,  June 30,     March 10,             Pro Forma    Pro Forma
                            2000       1999         2000      Combined Adjustments     Total
                          --------- ----------- ------------- -------- -----------   ---------
Software revenues.......   $77,791    $2,718       $ 2,394    $82,903    $    --      $82,903
Service and other
 revenues...............        --        --         1,128      1,128         --        1,128
                           -------    ------       -------    -------    -------      -------
                            77,791     2,718         3,522     84,031         --       84,031

Cost of software
 revenues...............    15,652       340           501     16,493         --       16,493
Cost of service and
 other revenues.........        --        --           542        542         --          542
                           -------    ------       -------    -------    -------      -------
                            15,652       340         1,043     17,035         --       17,035
                           -------    ------       -------    -------    -------      -------
   Gross profit.........    62,139     2,378         2,479     66,996         --       66,996

Operating expenses:
 Research and
  development (excludes
  stock-based
  compensation charges
  of $149 for Roxio for
  the year ended March
  31, 2000, $149 under
  the caption "Combined"
  and $2,444 under the
  caption "Pro Forma
  Adjustments").........    13,917       140           695     14,752         --       14,752
 Sales and marketing....    18,548       293           878     19,719         --       19,719
 General and
  administrative........     9,716       301         2,537     12,554         --       12,554
 Amortization of
  goodwill and other
  intangibles...........     6,958        --            --      6,958      9,731 (1)   16,689
 Write-off of acquired
  in-process
  technology............     3,393        --            --      3,393     (3,393)(2)       --
Stock based compensation
 charges................       149        --            --        149      2,444 (3)    2,593
                           -------    ------       -------    -------    -------      -------
   Total operating
    expenses............    52,681       734         4,110     57,525      8,782       66,307
                           -------    ------       -------    -------    -------      -------
Income (loss) from
 operations.............     9,458     1,644        (1,631)     9,471     (8,782)         689
Interest and other
 income.................        --       399           172        571         --          571
                           -------    ------       -------    -------    -------      -------
Income (loss) from
 operations before
 provision for income
 taxes..................     9,458     2,043        (1,459)    10,042     (8,782)       1,260
Provision for income tax
 expense (benefit)......     4,288       868            (1)     5,155     (4,265)(4)      890
                           -------    ------       -------    -------    -------      -------

Net income (loss).......   $ 5,170    $1,175       $(1,458)   $ 4,887    $(4,517)     $   370
                           =======    ======       =======    =======    =======      =======
Unaudited net income per
 share:
  Basic and diluted.....   $  0.31                                                    $  0.02
                           =======                                                    =======
Weighted average shares
 used in computing
 unaudited net income
 per share:
  Basic and diluted.....    16,500                                                     16,500
                           =======                                                    =======



    The accompanying notes are an integral part of these unaudited pro forma financial statements.

          NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

   Pro forma adjustments to the unaudited pro forma combined statement of operations for the year ended March 31, 2000 are as follows:

  (1) To record additional amortization of goodwill and other intangible assets related to the acquisitions of CeQuadrat and Wild File. The following schedule shows relevant information used to determine the pro forma adjustment for each acquisition (in millions):

                                                                    Amortization   Pro Forma
                                                                    Included in  Adjustment for
                                                                    Fiscal 2000   Amortization
                                                                     Financial    Expense for
                                                                     Statements   Period from
                            Goodwill and                             for Period     1-Apr-99
                                Other     Amortization    Annual     Subsequent   Through the
                  Date of   Intangibles--    Period    Amortization  to Date of     Date of
     Acquiree   Acquisition     Gross      (in years)    Expense    Acquisition*  Acquisition
     --------   ----------- ------------- ------------ ------------ ------------ --------------
     CeQuadrat    1-Jul-99      $21.2           3          $7.1         $5.3          $1.8
     Wild File   11-Mar-00      $21.8           3          $8.4         $0.5          $7.9
                                                                                      ----
                                                                                      $9.7
                                                                                      ====

  --------
  * Amortization excludes amortization of $1.3 million for goodwill and other intangibles acquired prior to the date of these financial statements for which no pro forma adjustments are required.

  (2) To eliminate the write-off of acquired in-process technology recorded by Roxio in connection with the acquisition of CeQuadrat in the amount of $3.0 million and Wild File in the amount of $377,000.

  (3) To record additional amortization related to deferred compensation on a pro forma basis for the period from April 1, 1999 through March 10, 2000. Deferred compensation was recorded for 59,000 shares of restricted Adaptec stock valued at $2.6 million issued to Wild File employee shareholders as incentive for continued employment and was not included in the purchase price. The deferred compensation is being amortized over the vesting period of one year.

  (4) To adjust the tax provision for the tax effect of the pro forma adjustments related to CeQuadrat and Wild File.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (In thousands)

                                               Addition
                                   Balance at Charged to            Balance at
                                   Beginning   Cost and             the End of
Description                        of Period   Expenses  Deductions   Period
-----------                        ---------- ---------- ---------- ----------
Allowance for bad debt:
 Year ended March 31, 1999........   $  245     $ (136)    $   --     $  109
 Year ended March 31, 2000........      109        897        431        575
 Year ended March 31, 2001........      575        219        639        155


Allowance for sales returns and
 certain sales incentives:
 Year ended March 31, 1999........   $  428     $3,322     $3,098     $  652
 Year ended March 31, 2000........      652      6,325      4,791      2,186
 Year ended March 31, 2001........    2,186      8,351      5,935      4,602


Deferred tax valuation allowance:
 Year ended March 31, 1999........   $   --     $   --     $   --     $   --
 Year ended March 31, 2000........       --      2,556         --      2,556
 Year ended March 31, 2001........    2,556        483         --      3,039


Allowance for excess and obsolete
 inventory:
 Year ended March 31, 1999........   $  382     $   --     $  322     $   60
 Year ended March 31, 2000........       60        300        121        239
 Year ended March 31, 2001........      239        399        359        279

                        SIGNATURES AND POWER OF ATTORNEY

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROXIO, INC.

     /s/ Wm. Christopher Gorog                  /s/ R. Elliot Carpenter
By: _________________________________     By: _________________________________
        Wm. Christopher Gorog                      R. Elliot Carpenter
 Chief Executive Officer, President             Vice President of Finance
             and Director                  (Principal Financial and Accounting
    (Principal Executive Officer)                        Officer)
            June 29, 2001                             June 29, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and appoints Wm. Christopher Gorog and R. Elliot Carpenter, or either of them, as attorneys-in-fact and agents to execute and file with the applicable regulatory authorities any amendment to this report on his or her behalf individually and in each capacity stated below.

             Signature                               Title                        Date
             ---------                               -----                        ----

    /s/ Wm. Christopher Gorog       Chief Executive Officer, President and    June 29, 2001
 _________________________________  Director (Principal Executive Officer)
       Wm. Christopher Gorog

      /s/ Richard J. Boyko                         Director                   June 29, 2001
 _________________________________
         Richard J. Boyko

   /s/ Joseph C. Kaczorowski                       Director                   June 29, 2001
 _________________________________
       Joseph C. Kaczorowski

        /s/ Robert Rodin                           Director                   June 29, 2001
 _________________________________
           Robert Rodin

     /s/ Robert N. Stephens                        Director                   June 29, 2001
 _________________________________
        Robert N. Stephens

                                  ROXIO, INC.

                               INDEX TO EXHIBITS

 Exhibit
 Number  Description of Exhibit
 ------- ----------------------
  2.1    First Amended and Restated Master Separation and Distribution
         Agreement effective as of February 28, 2001 between Adaptec and the
         Registrant (1)

  2.2    General Assignment and Assumption Agreement dated May 5, 2001 between
         Adaptec and the Registrant (1)

  2.3    Indemnification and Insurance Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

  2.4    Master Patent Ownership and License Agreement effective as of May 5,
         2001 between Adaptec and the Registrant (1)

  2.5    Master Technology Ownership and License Agreement effective as of May
         5, 2001 between Adaptec and the Registrant (1)

  2.6    Master Confidential Disclosure Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

  2.7    Master Transitional Services Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

  2.8    Employee Matters Agreement dated May 5, 2001 between Adaptec and the
         Registrant (1)

  2.9    Tax Sharing Agreement dated May 5, 2001 between Adaptec and the
         Registrant (1)

  2.10 Real Estate Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

  2.11 Manufacturing Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

  2.12   International Transfer of Assets Agreement dated May 5, 2001 between
         Adaptec Mfg(S) Pte Ltd. and Roxio CI Ltd. (1)

  2.13   Letter Agreement dated May 5, 2001 between Adaptec and the Registrant
         (1)

  3.1    Amended and Restated Certificate of Incorporation of the Registrant
         (1)

  3.2    Amended and Restated Bylaws of the Registrant (1)

  4.1    Form of Common Stock certificate of the Registrant (1)

  4.2    Registration Rights Agreement dated May 17, 2001 between Virgin
         Holdings, Inc. and the Registrant

  4.3 Warrant Agreement dated May 17, 2001 between Virgin Holdings, Inc. and the Registrant

 10.1    2001 Employee Stock Purchase Plan (1)(2)

 10.2    Amended and Restated 2000 Stock Option Plan (1)(2)

 10.3    Form of 2000 Stock Option Plan Agreements (1)(2)

 10.4    2001 Director Option Plan (1)(2)

 10.5    Form of 2001 Director Option Plan Agreements (1)(2)

 10.6 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)(2)

 10.7    Lease Agreement dated May 5, 2001 between Adaptec and the Registrant
         (1)

 Exhibit
 Number  Description of Exhibit
 ------- ----------------------
 10.8    Employment Agreement dated May 11, 2001 between Wm. Christopher Gorog and the Registrant (2)

 10.9    Employment Agreement dated May 11, 2001 between Thomas J. Shea and the
         Registrant (2)

 10.10 Employment Agreement dated May 11, 2001 between R. Elliot Carpenter and the Registrant (2)

 10.11** Master Software License Agreement effective as of December 4, 1999 between Adaptec and Hewlett-Packard Company (1)

 10.12** Distribution Agreement dated September 6, 2000 between the Registrant and Ingram Micro, Inc. (1)

 10.13   2001 Stock Plan (1)(2)

 10.14   Form of 2001 Stock Plan Agreements (1)(2)

 21.1    Subsidiaries of the Registrant

 23.1    Consent of PricewaterhouseCoopers LLP

 24.1    Power of Attorney (included in signature page of this report)

--------
(1) Incorporated by reference to the Registrant's Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.

(2) Management contract or compensatory plan or arrangement.

** Confidential treatment has been requested with respect to the omitted portions of this Exhibit. The copy filed omits the information subject to the confidentiality request. Omissions are designated as [*]. A complete version of this Exhibit has been filed separately with the Securities and Exchange Commission.