Form 10-Q
period 2001-06-30
ROXIO INC
filed 2001-08-14
CIK 1122787

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000-32373

                             ---------------------

                                  Roxio, Inc.
             (Exact name of Registrant as specified in its charter)

                             ---------------------

                 Delaware                           77-0551214
      (State or other jurisdiction of    (IRS Employer Identification No.)
       incorporation or organization)

           461 South Milpitas Boulevard, Milpitas, California 95035 (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (408) 259-7694

                             ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), Yes [X ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of August 6, 2001, there were 16,776,959 shares of the Registrant's Common Stock outstanding, par value $0.001.

                                  ROXIO, INC.
                               TABLE OF CONTENTS

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.       Financial Information

  Item 1      Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 2001
              and March 31, 2001.................................................       3

              Condensed Consolidated Statements of Operations for the three
              month periods ended June 30, 2001 and  2000........................       4

              Condensed Consolidated Statements of Cash Flows for the three month
              periods ended June 30, 2001 and 2000...............................       5

              Notes to Condensed Consolidated Financial Statements...............       6

  Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................      11

  Item 3      Quantitative and Qualitative Disclosures about Market Risk.........      28

PART II.      Other Information

  Item 1      Legal Proceedings..................................................      29

  Item 2      Changes in Securities..............................................      29

  Item 3      Defaults Upon Senior Securities....................................      29

  Item 4      Submission of Matters to a Vote of Security Holders................      30

  Item 5      Other Information..................................................      30

  Item 6      Exhibits and Reports on Form 8-K...................................      30

Signatures.......................................................................      31

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ROXIO, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share data, unaudited)

                                                                                   June 30,               March 31,
                                                                                     2001                   2001
                                                                                   --------              ----------
ASSETS
Current assets:
  Cash                                                                             $ 52,583                $     -
  Accounts receivable, net of allowance for doubtful accounts of
    $375 and $155, respectively                                                      25,006                 31,525
  Inventories                                                                           566                  1,211
  Prepaid expenses and other current assets                                           2,410                  2,354
  Deferred income taxes                                                               3,482                  3,133
                                                                                   --------                -------
       Total current assets                                                          84,047                 38,223
Property and equipment, net                                                           1,431                  1,426
Goodwill, net                                                                        16,255                 16,255
Other intangibles, net                                                                8,893                 10,268
Other assets                                                                            395                      -
                                                                                   --------                -------

       Total assets                                                                $111,021                $66,172
                                                                                   ========                =======

LIABILITIES AND OWNER'S NET INVESTMENT / STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable                                                                 $ 17,597                $ 7,721
  Income taxes payable                                                                1,776                  9,508
  Accrued liabilities                                                                 9,089                  6,075
                                                                                   --------                -------
       Total current liabilities                                                     28,462                 23,304

Long term liabilities:
  Deferred income taxes                                                               1,970                  2,251
                                                                                   --------                -------

       Total liabilities                                                             30,432                 25,555
                                                                                   --------                -------

Owner's net investment / stockholder's equity:
  Common stock, $0.001 par value; 100,000 shares
    authorized; 16,747 and none issued and outstanding                                   17                     17
  Additional paid-in capital                                                         91,373                     16
  Deferred stock-based compensation                                                 (10,451)                     -
  Accumulated deficit                                                                  (702)                     -
  Accumulated other comprehensive income                                                352                    402
  Owner's net investment                                                                  -                 40,182
                                                                                   --------                -------
       Total owner's net investment / stockholder's equity                           80,589                 40,617
                                                                                   --------                -------

       Total liabilities and owner's net investment / stockholder's equity         $111,021                $66,172
                                                                                   ========                =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  ROXIO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data, unaudited)

                                                                                          Three Months
                                                                                          Ended June 30,
                                                                              --------------------------------
                                                                                   2001              2000
                                                                              --------------    --------------
Net revenues                                                                         $36,955           $28,590
Cost of revenues (excludes stock-based
  compensation charges of $61, and $0, respectively)                                   7,641             6,001
                                                                              --------------    --------------
    Gross profit                                                                      29,314            22,589
                                                                              --------------    --------------


Operating expenses:
  Research and development (excludes stock-based
    compensation charges of $891, and $648, respectively)                              6,117             4,933
  Sales and marketing (excludes stock-based
    compensation charges of $1,219, and $0, respectively)                              9,514             6,455
  General and administrative (excludes stock-based
    compensation charges of $1,321, and $0, respectively)                              3,205             2,642
  Amortization of intangible assets                                                    1,369             3,860
  Stock-based compensation charges                                                     3,492               648
                                                                              --------------    --------------
    Total operating expenses                                                          23,697            18,538
                                                                              --------------    --------------

Income from operations                                                                 5,617             4,051
Other income, net                                                                        301                 -
                                                                              --------------    --------------

Income from operations before provision for income taxes                               5,918             4,051
Provision for income taxes                                                            (3,540)           (1,623)
                                                                              --------------    --------------

Net income                                                                           $ 2,378           $ 2,428
                                                                              ==============    ==============

Basic and diluted net income per share                                               $  0.14           $  0.15
                                                                              ==============    ==============

Weighted average shares used in computing basic and
  diluted net income per share
  Basic                                                                               16,625            16,500
                                                                              ==============    ==============
  Diluted                                                                             17,006            16,500
                                                                              ==============    ==============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  ROXIO, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands, unaudited)

                                                                                                   Three Months
                                                                                                   Ended June 30,
                                                                                            ----------------------------
                                                                                              2001                 2000
                                                                                            -------              -------
Cash flows from operating activities:
   Net income                                                                               $ 2,378              $ 2,428
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                           1,623                3,931
      Stock-based compensation charges                                                        3,492                  648
      Provision for doubtful accounts                                                           220                  172
      Deferred income taxes                                                                    (630)                (375)
   Change in operating assets and liabilities:
      Accounts receivable                                                                     8,951               (5,052)
      Inventories                                                                               645                 (635)
      Prepaid expenses and other assets                                                        (451)                (537)
      Accounts payable                                                                          308                1,275
      Income taxes payable                                                                    3,799                1,998
      Accrued liabilities                                                                     3,014                 (717)
                                                                                            -------              -------
           Net cash provided by operating activities                                         23,349                3,136
                                                                                            -------              -------


Cash flows from investing activities:
      Purchases of property and equipment                                                      (260)                (153)
                                                                                            -------              -------
           Net cash used in investing activities                                               (260)                (153)
                                                                                            -------              -------


Cash flows from financing activities:
      Net cash transfers from/(to) Adaptec                                                   27,446               (2,983)
      Proceeds from issuance of common stock                                                  2,000                    -
      Proceeds from exercise of stock options                                                    98                    -
                                                                                            -------              -------
           Net cash provided by (used in) financing activities                               29,544               (2,983)
                                                                                            -------              -------

Effect of exchange rate changes on cash                                                         (50)                   -

Change in cash and cash equivalents                                                          52,583                    -
Cash and cash equivalents at beginning of period                                                  -                    -
                                                                                            -------              -------
Cash and cash equivalents at end of period                                                  $52,583              $     -
                                                                                            =======              =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  ROXIO, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared by Roxio, Inc., a Delaware company ("Roxio"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Roxio believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Roxio's annual report on Form 10-K for the year ended March 31, 2001.

     Prior to legal separation on May 5, 2001, Roxio conducted its business as an operating segment of Adaptec. Roxio's consolidated financial statements have been carved out of the consolidated financial statements of Adaptec, Inc. ("Adaptec") using the historical results of operations of the Adaptec software operating segment and historical bases of the assets and liabilities of Adaptec that Roxio comprises. Certain software products directly related to Adaptec's hardware products, which were historically reflected in Roxio's results of operations in Adaptec's segment reporting, were retained by Adaptec after legal separation. As such, the revenues and associated costs of sales and operating expenses related to these products have not been included in Roxio's financial statements. Accordingly, the results reported herein do not reflect the software operating segment disclosures previously reported under Statement of Financial Accounting Standard, or SFAS, No. 131, "Disclosures about Segments of an Enterprise and Related Information," within the Adaptec annual reports. Prior to legal separation, the consolidated financial statements also included allocations to Roxio of certain shared expenses, including centralized legal, accounting, finance, manufacturing, real estate, information technology, distribution, customer services, sales, marketing, engineering and other Adaptec corporate services and infrastructure costs. The expense allocations have been determined on a basis that Adaptec and Roxio considered to be a reasonable reflection of the utilization of the services provided to Roxio or the benefit received by Roxio. Such allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value or the specific level of activity directly related to such costs.

     Roxio's fiscal quarters end on a Friday and are 13 weeks in length. For presentation purposes, Roxio has indicated its first quarter of fiscal 2002 as having ended on June 30, 2001, whereas in fact, Roxio's third quarter of fiscal 2001 ended on June 29, 2001. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all years and dates refer to our fiscal year and fiscal quarters.

     The balance sheet as of March 31, 2001 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in Roxio's annual report on Form 10-K for the year ended March 31, 2001.

     The condensed consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full year.

     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Completion of Separation from Adaptec

     On June 8, 2000, Adaptec announced a plan to create a separate company comprised of substantially all of its software segment, subsequently named Roxio, Inc.

     Adaptec and Roxio entered into a Master Separation and Distribution Agreement (the "Separation Agreement") under which Adaptec contributed at legal separation (the "Separation Date") $33.2 million in cash, which included $3.2 million in cash

                                  ROXIO, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

held by Roxio's overseas subsidiaries to fund working capital as a stand-alone entity. Additionally, with the exception of approximately $11.5 million in income taxes payable, Adaptec transferred to Roxio, on the Separation Date, substantially all of the assets and liabilities that appeared on Roxio's consolidated balance sheet.

     On April 12, 2001, the board of directors of Adaptec approved the distribution of all of the outstanding shares of Roxio's common stock to the record holders of Adaptec common stock on April 30, 2001, with the exception of 190,941 shares that Adaptec continues to hold for issuance upon the exercise of an outstanding warrant to purchase Adaptec common stock. In the distribution, each holder of Adaptec common stock received as a dividend 0.1646 of a share of Roxio's common stock for every one share of Adaptec common stock held on April 30, 2001, which was the record date for determining the holders of Adaptec stock entitled to receive the dividend. Roxio's separation from Adaptec was completed on May 5, 2001 and the distribution of Roxio's common stock by Adaptec to its stockholders was completed on May 11, 2001.

(3)  Goodwill and Other Intangible Assets

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which Roxio adopted effective April 1, 2001 and the implementation resulted in Roxio ceasing to amortize goodwill effective April 1, 2001. The following summary reflects the condensed consolidated results of operations as if SFAS 142 had been adopted at the beginning of the periods presented (in thousands, except net income per share amounts):

                                                          Three Months
                                                          Ended June 30,
                                                     ----------------------
                                                      2001            2000
                                                     ------          ------
Reported net income:
   Reported net income.............................. $2,378          $2,428
   Goodwill amortization............................      -           2,490
                                                     ------          ------
       Adjusted net income.......................... $2,378          $4,918
                                                     ======          ======

Basic and diluted net income per share:
   Reported basic and diluted net income per share.. $ 0.14          $ 0.15
   Goodwill amortization............................      -            0.15
                                                     ------          ------
       Adjusted basic and diluted net income
        per share................................... $ 0.14          $ 0.30
                                                     ======          ======

     The gross carrying amounts and accumulated amortization of intangible assets, are as follows for the periods presented (in thousands):

                                                       Accumulated Amortization
                                             Gross    --------------------------
                                            Carrying     June 30,    March 31,
                                             Amount        2001         2001
                                            ------------------------------------
Amortized intangible assets

         Patents .......................     $ 5,260     $ 2,279     $ 1,841
         Covenant not to compete .......       6,010       3,561       3,278
         Purchased technology ..........       3,258       2,144       1,873
         OEM relationships .............       1,186         791         692
         Trade name ....................       1,479         863         740
         Others ........................       1,728         390         229
                                             -------     -------     -------
                                             $18,921     $10,028     $ 8,653
                                             =======     =======     =======

         Goodwill ......................     $29,125     $12,870     $12,870
                                             =======     =======     =======


     The estimated future amortization expense for intangible assets as of March 31, are as follows (in thousands):

                        2002                 $ 6,324
                        2003                 $ 3,770
                        2004                 $   174
                                             -------
                                             $10,268
                                             =======

(4)  Revenue Recognition

     Roxio's revenue recognition policy is in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". Roxio primarily sells its software products through two channels: Original Equipment Manufacturers ("OEMs") and distributors. For software product sales to OEMs, revenue is recognized based on reported product shipments from OEMs to their customers provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured.

     For software product sales to distributors, revenue is recognized upon product shipment to the distributors or receivable of the products by the distributor, dependent on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured. Roxio's distributor arrangements provide distributors with certain product rotation rights. Additionally, Roxio permits its distributors to return products in certain circumstances, generally during periods of product transition. Roxio establishes allowances for expected product returns in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." These allowances are recorded as a direct reduction of revenue and accounts receivable. Costs related to post-contract customer support ("PCS") are accrued at the date the related revenue is recognized. PCS obligations relate to telephone support and minor bug fixes downloadable from Roxio's web site. As no separate charge is made for the PCS and the PCS is available for a period of less than one year, Roxio does not ascribe any value to the PCS or defer any portion of it.

     For direct software product sales to end users, revenue is recognized upon shipment by Roxio to the end users.

                                  ROXIO, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)  Net Income Per Share

     Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of a warrant issued in connection with a strategic relationship agreement with Virgin Holding Inc. ("Virgin"), an indirect subsidiary of EMI Group plc, and common stock issuable upon exercise of stock options using the treasury stock method.

     The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

                                                                                             Three Months
                                                                                            Ended June 30,
                                                                                          ------------------
                                                                                           2001        2000
                                                                                          ------      ------
Basic net income per share--weighted-average number of common shares outstanding.....     16,625      16,500

Effect of dilutive common equivalent shares:
           Stock options outstanding.................................................        365           -
           Warrant issued in relation to the Virgin agreement........................         16           -
                                                                                          ------      ------
Diluted net income per share--weighted-average number of common shares outstanding...     17,006      16,500
                                                                                          ======      ======

(6)  Other Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Accumulated other comprehensive income for the periods presented represents foreign currency translation items associated with Roxio's Japanese and European operations. No tax effect has been provided on the foreign currency translation items for any period shown, as the undistributed earnings of Roxio's foreign investments will continue to be reinvested.

     The components of comprehensive income, net of tax, are as follows (in thousands):

                                                            Three Months Ended
                                                                  June 30,
                                                           ---------------------
                                                            2001           2000
                                                           ------         ------
Net income...............................................  $2,378         $2,428
Cumulative translation adjustment........................     (50)            49
                                                           ------         ------
Total comprehensive income...............................  $2,328         $2,477
                                                           ======         ======

                                  ROXIO, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurements of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards for certain derivative instruments and certain hedging activities. Roxio adopted these statements in its first quarter of fiscal 2002 and the adoption has not had a material effect on Roxio's financial position or results of operations to date.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Roxio believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is required for fiscal years beginning after December 15, 2001 and can be early-adopted for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Roxio implemented SFAS 142 effective April 1, 2001 and the implementation resulted in Roxio ceasing to amortize goodwill effective April 1, 2001. The implementation also resulted in the reclassification of certain intangible assets related to acquired work force to goodwill on Roxio's balance sheet.

(8)  Settlement of litigation

     On June 11, 2001 Roxio entered into a settlement agreement with Prassi Software, Inc. and certain individuals ("Prassi") in relation to a lawsuit filed by Roxio and Adaptec in the United States District Court for the Northern District of California on April 6, 1998. In accordance with the settlement, Prassi paid Roxio $2.0 million in cash during June 2001 and Prassi assigned all rights in the product CD Right and CD Right Plus. Prassi will keep the right to sell, distribute, copy and support the product CD Rep for professional CD mastering applications.

     Roxio is a party to litigation matters and claims which are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Roxio believes that the final outcome of such matters will not have a material adverse impact on Roxio's business, financial position or results of operations.

(9)  Capital Stock

     On May 17, 2001, Roxio entered into a strategic relationship with Virgin to, among other things, develop technology solutions relating to CD recording technology. As part of the agreement, Virgin will provide strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 of Roxio's common stock at a price of $8.50 per share. Virgin also received a warrant to purchase 117,647 shares of Roxio's common stock at a price equal to $8.50 per share. The warrant becomes exercisable by 25% each quarter following the initial agreement. In the first quarter, approximately $1.1 million in deferred stock-based compensation has been recorded for the common stock issued. In relation to the common stock and warrant, approximately $190,000 and $231,000, respectively, of amortization expense was recorded and is included in stock-based compensation charges in the consolidated statement of operations for the quarter ended June 30, 2001.

(10)  Segment and Geographic Information

Segment information

     Roxio has organized and managed its operations in a single operating segment which designs, develops and markets application software.

                                  ROXIO, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic information

     The following table presents net revenues by country and is attributed to countries based on location of the selling entity:

                                                          Three Months Ended
                                                               June 30,
                                                     ---------------------------
(in thousands)                                         2001                2000
                                                     -------             -------
United States....................................... $27,250             $18,748
Singapore...........................................   2,084               5,349
Netherlands.........................................   4,180                   -
Japan...............................................   2,813               3,906
Other countries.....................................     628                 587
                                                     -------             -------
                                                     $36,955             $28,590
                                                     =======             =======

     The following table presents net property and equipment by country based on the location of the assets:

                                                     June 30,          March 31,
                                                       2001               2000
                                                     --------          ---------
(in thousands)
United States....................................... $   859            $ 1,123
Germany.............................................     322                294
Other countries.....................................     250                  9
                                                     -------            -------
                                                     $ 1,431            $ 1,426
                                                     =======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") are forward-looking statements. When used in this report, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are set forth in this Report on Form 10-Q under "Risks Relating to Our Business," "Risks Relating to Separating Roxio from Adaptec" and "Risks Related to the Securities Markets and Ownership of Our Common Stock." The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

     Separation from Adaptec

     We are a leading provider of digital media software solutions which allow individuals to personalize and store music, photos, video and data onto recordable CDs. We were incorporated in August 2000 as a wholly-owned subsidiary of Adaptec, Inc. ("Adaptec") to conduct substantially all of the business of its software products group. Upon legal separation from Adaptec in May 2001, with the exception of approximately $11.5 million in income taxes payable, Adaptec transferred to Roxio substantially all of the assets and liabilities that appear on Roxio's consolidated balance sheet, as well as $33.2 million in cash, which included $3.2 million in cash held by our overseas subsidiaries.

     We have entered into agreements with Adaptec under which Adaptec provides services to us during a transition period after the distribution. The agreements provide for transitional services and support in the areas of information technology systems, supply chain, buildings and facilities, marketing and communications, finance and accounting. The transition period is not intended to exceed 12 months following legal separation. Specified charges for transition services are generally cost plus 5% and, for products purchased from Adaptec, cost plus 10%. Although the fees provided for in the agreements are intended to represent the fair market value of these services, we cannot assure you that these fees necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing these services internally. However, we believe that purchasing these services from Adaptec provides an efficient means of obtaining these services during the transition period. We do not believe that these arrangements with Adaptec will materially alter our financial position or results of operations during the transition period.

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

     Our Business

     Historically, we have derived most of our revenues through sales of our CD recording software products to original equipment manufacturers, or OEMs, which consist of PC and CD recordable drive manufacturers and integrators, and to distributors. Generally, OEMs bundle the standard version of our software together with their products pursuant to licensing agreements with us. Distributors resell stand-alone deluxe versions of our products to retailers of computer software products. Sales to OEMs represented 41% and 52% of our net revenues in the quarters ended June 30, 2001 and 2000, respectively. Sales to distributors and direct sales to end users through our web site and (800) number collectively represented 59% and 48% of our net revenues in the quarters ended June 30, 2001 and 2000, respectively.

     Although sales to our distributors and direct sales to end users represented 59% of our net revenues during the quarter, the number of units sold to our distributors and end users represented less than 10% of the total number of units sold. In the future, we anticipate that CD recording technology revenues from our standard products to OEMs will decline as a percentage of total net revenues, as a result of highly competitive pricing pressures in the PC industry. We anticipate that licensing fees for new features and technologies as well as increased revenues from sales of our deluxe products, will represent an increasingly larger percentage of total net revenues in future periods. In addition, we expect that net revenues from sales of our products will decline in the quarter ended September 30, 2001 due to an anticipated decline in computer hardware sales generally and in anticipation of the release of the Windows XP operating system. International sales, defined as sales from our international subsidiaries, accounted for approximately 26% and 34% of our net revenues during the quarters ended June 30, 2001 and 2000, respectively.

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

     We classify operating expenses as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, travel, telephone, communications, rent and allocated facilities and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials, and expenditures specific to the sales group, such as commissions. To date, all software product development costs have been expensed as incurred. We expect our operating expenses to continue to increase following our separation from Adaptec as we develop an infrastructure to support our level of business activity, build a corporate brand identity separate from Adaptec and promote our products, add personnel and create incentive programs with our distribution partners.

     In July 1999, we acquired CeQuadrat GmbH, or CeQuadrat, a German-based software company providing CD recording software products primarily in Germany. The acquisition provided us with enhanced product development and engineering expertise, as well as a greater European customer base. In March 2000, we acquired Wild File, Inc., or Wild File, the developer of our GoBack system recovery software. These acquisitions were accounted for as purchases and the results of operations are included in our financial statements from the dates of these acquisitions. Goodwill and other intangibles consist primarily of capitalized costs incurred through the acquisitions of Wild File and CeQuadrat. Until our current quarter ended June 30, 2001, these capitalized costs were amortized over their estimated useful lives of three years. We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective April 1, 2001, and as such no longer amortize goodwill and acquired workforce intangibles, which are now classified as goodwill in the balance sheet in accordance with SFAS No. 142. We periodically review the unamortized balance to determine if the costs are realizable and may in the future make adjustments to the carrying balance or amortization period based upon these reviews.

     Stock-based compensation charges relate to the amortization of costs associated with the assumption of restricted stock from the Wild File acquisition, stock and warrants issued to Virgin Holding Inc., an indirect subsidiary of EMI Group plc., ("Virgin"), stock options issued to employees, and the commitment of Roxio stock options to Adaptec employees who became Roxio, Inc. ("Roxio") employees as described in the paragraphs below.

     Roxio 2000 Stock Option Plan

     On December 20, 2000, a commitment was made to issue employees of Adaptec, who were projected to become and who subsequently became employees of Roxio at the date of legal separation, options to purchase 1.15 million shares of Roxio common stock with an exercise price of $8.50 per share. Prior to legal separation, approximately $400,000 additional options had been committed to be issued. Due to the binding nature of the commitment, the date of the commitment to grant the options was assumed to be the date of grant. The options will vest 25% on the one-year anniversary of the later of September 21, 2000 or the applicable employee's hire date and 6.25% each quarter thereafter until fully vested. As the grants of these Roxio options constituted grants to non-employees, prior to the establishment of a measurement date the options were valued using the Black-Scholes valuation model with the following assumptions: expected life of 10 years, risk-free interest rate of 5%, volatility of 63% and dividend yield of 0%. The estimated fair value of the underlying common stock on the date of legal separation was $12.12 per share. The estimated fair value of the options granted was $9.72 and the aggregate fair value of $14.6 million was recognized over the service period, estimated to be 3.75 years. Approximately $2.4 million was recorded and is included in stock-based compensation expense for the year ended March 31, 2001.

     Because the number of options that were ultimately granted was unknown at the commitment date, no measurement date for these options was able to be established. These options were therefore subject to variable plan accounting treatment, resulting in a re-measurement of the compensation expense based on the then current market value of the underlying common stock. Approximately $832,000 was recorded and is included in stock-based compensation for the quarter ended June 30, 2001 related to the period before legal separation.

     The measurement date was established on the date of legal separation at which time certain employees of Adaptec became employees of Roxio and 1.5 million options were granted to these employees under the Roxio 2000 stock option plan. Pursuant to Financial Accounting Standards Board Interpretation No. 44, at the date of change in status from non-employees to employees, the accounting basis for the options changed and the compensation associated with these options will be re-measured and fixed using the intrinsic value at that date as prescribed by Accounting Principles Board Opinion No. 25. In the first quarter, approximately $5.2 million in deferred stock-based compensation has been recorded for these options. Approximately $248,000 of amortization expense was recorded and is included in stock-based compensation charges on the consolidated statement of operations for the quarter ended June 30, 2001.

     During the quarter ended June 30, 2001, Roxio issued approximately 1.8 million stock options in addition to the options discussed above, and recorded approximately $6.6 million in deferred stock-based compensation. These options have vesting schedules that differ based on the individual employee's contribution to Roxio. Approximately, $2.0 million of amortization expense was recorded and is included in stock-based compensation charges on the consolidated statement of operations for the quarter ended June 30, 2001. The remaining amortization expense will be recognized over the remaining service period of up to 4 years.

     Issuance of Common Stock and Warrant

     On May 17, 2001, Roxio entered into a strategic relationship with Virgin to, among other things, develop technology solutions relating to CD recording technology. As part of the agreement, Virgin will provide strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 of Roxio's common stock at a price of $8.50 per share. Virgin also received a warrant to purchase 117,647 shares of Roxio common stock at a price equal to $8.50 per share. The warrant becomes exercisable by 25% each quarter following the initial agreement. In the first quarter, approximately $1.1 million in deferred stock-based compensation has been recorded for the common stock issued. In relation to the common stock and warrant, approximately $190,000 and $231,000, respectively, of amortization expense was recorded and is included in stock-based compensation charges on the consolidated statement of operations for the quarter ended June 30, 2001.

     Basis of Presentation

     Prior to legal separation on May 5, 2001, we conducted our business as an operating segment of Adaptec. Our consolidated financial statements have been carved out of the consolidated financial statements of Adaptec using the historical results of operations of the Adaptec software operating segment and historical bases of the assets and liabilities of Adaptec that our company comprises. Certain software products directly related to Adaptec's hardware products, which were historically reflected in our results of operations in Adaptec's segment reporting, were retained by Adaptec after legal separation. As such, the revenues and associated costs of sales and operating expenses related to these products have not been included in our financial statements. Accordingly, the results reported herein do not reflect the software operating segment disclosures previously reported under Statement of Financial Accounting Standard, or SFAS, No. 131, "Disclosures about Segments of an Enterprise and Related Information," within the Adaptec annual reports. Prior to legal separation, the consolidated financial statements also included allocations to us of certain shared expenses, including centralized legal, accounting, finance, manufacturing, real estate, information technology, distribution, customer services, sales, marketing, engineering and other Adaptec corporate services and infrastructure costs. The expense allocations have been determined on a basis that Adaptec and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. Such allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value or the specific level of activity directly related to such costs.

     The financial information presented in this quarterly report is not necessarily indicative of our financial position, results of operations or cash flows in the future nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the periods presented. The financial information presented in this quarterly report does not reflect the many significant changes that will occur in our funding and operations as a result of our becoming a stand-alone entity.

Results of Operations

     Comparison of Quarters Ended June 30, 2001 and 2000.

     Net Revenues

     Net revenues increased 29% to $37.0 million in the quarter ended June 30, 2001 from $28.6 million for the comparable quarter in the prior year. The growth in net revenue resulted primarily from our release of Easy CD creator 5.0 in the quarter ended March 31, 2001, which increased distributor revenues in the quarter ended June 30, 2001 over the comparable quarter in the prior year. Distributor revenues accounted for $21.9 million or 59% of net revenues in the quarter ended June 30, 2001 as compared to $13.6 million or 48% of net revenues for the comparable quarter in the prior year. The remaining increase in net revenues resulted from the worldwide growth in sales of our products to OEMs. However, higher unit volume shipments to OEMs were partially offset by reduced per-unit license fees. OEM revenues accounted for $15.1 million or 41% of net revenues in the quarter ended June 30, 2001 as compared to $15.0 million or 52% of net revenues for the comparable quarter in the prior year.

     Gross Margin

     Gross margin was 79% of net revenues for both the first quarter of fiscal 2002 and 2001. An increase in the percentage of net revenues from distributors during the first quarter of fiscal 2002, which generally results in a lower gross margin, was offset by reduced technical support costs, as compared to the same quarter in the prior year.

     Operating Expenses

     Research and Development. Research and development expenses increased 24% to $6.1 million in the quarter ended June 30, 2001 from $4.9 million for the comparable quarter in the prior year. This increase was driven by additional personnel and consultants to support increased product development efforts and increased spending to support CD and DVD recordable drive releases. We expect that research and development expenses will increase in absolute dollars for the foreseeable future as we intend to continue to invest in product development.

     Sales and Marketing. Sales and marketing expenses increased 47% to $9.5 million in the quarter ended June 30, 2001 from $6.5 million for the comparable quarter in the prior year. This increase primarily resulted from increased staffing associated with expanding our marketing team to pursue revenue generating opportunities and increased advertising and promotion expenses related to building our product brands. We expect that sales and marketing expenses will increase in absolute dollars for the foreseeable future as we intend to invest in marketing and advertising focused on building the corporate identity and brand of Roxio, and to continue our current efforts to build our product brands.

     General and Administrative. General and administrative expenses increased 21% to $3.2 million in the quarter ended June 30, 2001 from $2.6 million for the comparable quarter in the prior year. This increase resulted primarily from payroll and other related costs associated with establishing a senior management team and dedicated human resources, information technology and finance support for us to operate as a stand-alone entity and additional costs related to the ongoing operation of Wild File in Minnesota. This increase was partially offset by a decrease to general and administrative expense as a result of the $2.0 million in cash received in connection with the settlement of the Prassi litigation.

     Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles decreased 65% to $1.4 million in the quarter ended June 30, 2001 from $3.9 million for the comparable quarter in the prior year. This decrease was due to the early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in the cessation of goodwill amortization expense effective April 1, 2001.

     Stock-Based Compensation Charges. Stock-based compensation charges increased 439% to $3.5 million in the quarter ended June 30, 2001 from $648,000 for the comparable quarter in the prior year. For the quarter ended June 30, 2001, we amortized $3.5 million in non-cash charges primarily associated with employee stock options and the common stock and warrant issued as part of our agreement with Virgin. For the comparable quarter in the prior year, we amortized $648,000 in non-cash charges related to the assumption of restricted stock as part of the Wild File acquisition.

     Provision for Income Taxes. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable and the change during the period in deferred tax assets and liabilities.

     Our operating results historically have been included in Adaptec's consolidated United States federal and state income tax returns. The provision for income taxes in our financial statements has been determined on a separate return basis. Our effective income tax rate for the quarter ended June 30, 2001 was 60% as compared to 62% for fiscal 2001. We are subject to tax in jurisdictions in which we operate around the world. Our future effective tax rate will be impacted by our organizational structure and the geographic distribution of our worldwide revenue and profitability. As a result of these factors, our effective tax rate may be higher in the future than it has been in the past.

Liquidity and Capital Resources

     Prior to legal separation, Adaptec managed cash on a centralized basis. Adaptec collected cash receipts associated with our business and provided us funding to cover our disbursements. Accordingly, we reported no cash or cash equivalents prior to legal separation on May 4, 2001. As of June 30, 2001, we reported cash and cash equivalents of $52.6 million. As of June 30, 2001 and March 31, 2001, we reported working capital of $55.6 and $14.9 million, respectively.

     During the three months ended June 30, 2001, we generated approximately $23.3 million in cash flow from operating activities as compared to the same period in the prior year when we generated approximately $3.0 million. Operating cash flows increased during the quarter ended June 30, 2001 as compared with the same period in the prior year as a result of decreases in accounts receivable, decreases in inventory, increases in non-cash charges for depreciation and amortization and amortization of deferred stock-based compensation, and increases in accounts payable, income taxes payable, and accrued liabilities. These increases in cash were partially offset by uses of cash resulting from an increase in deferred income taxes and a decrease in prepaid and other assets, and from decreased levels of net income from operations.

     Net cash provided by operating activities for the quarter ended June 30, 2000, was generated primarily from net income of $2.4 million, adjusted for non-cash items, including the write-off of acquired in-process technology of $648,000, depreciation and amortization expense of $3.9 million and a decrease in net assets and liabilities of $3.7 million.

     Net cash used in investing activities during the quarter ended June 30, 2001 was $260,000 as compared to $153,000 in the same quarter of the prior year. The net cash used in investing activities in the quarters ended June 30, 2001 and 2000 consisted of capital expenditures.

     Net cash generated from financing activities in the quarter ended June 30, 2001 was $29.5 million as compared to cash used of $3.0 million in the same quarter of the prior year. With the exception of $2.0 million generated from the issuance of common stock and $98,000 generated from the exercise of stock options in the quarter ended June 30, 2001, net cash generated from financing activities relates to net cash received from or transferred to Adaptec. For the same period in the prior year, all net cash used in financing activities represented returns of capital to Adaptec. Any other cash receipts or disbursements from/to Adaptec relate to operating activities and are classified as such in the cash flow statement and the discussion above.

     On May 5, 2001, the date of legal separation, Adaptec contributed $33.2 million in cash to us, which included $3.2 million in cash held by our overseas subsidiaries. The contribution is non-reciprocal and we will not repay any of this amount. We intend to use these proceeds for working capital. We believe that cash from this contribution and from our future operating results will provide sufficient capital to fund our operations for the next 12 months. After that, if current sources are not sufficient to meet our needs, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. We cannot assure you that such additional financing would be available on acceptable terms, if at all. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If sufficient funds are not available, we may not be able to introduce new products or compete effectively in any of our markets, either of which could materially harm our business, financial condition and results of operations.

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

     In order to expand our business, we must generate, maintain and strengthen strategic relationships with third parties. To date, we have established relationships with Microsoft and RealNetworks, through which they integrate our software into their services. We have also entered into a strategic relationship with Virgin to, among other things, develop technology solutions relating to CD recording technology. We may also need to establish additional strategic relationships in the future. If these parties do not provide sufficient, high-quality service or integrate and support our software correctly, or if we are unable to enter into successful new strategic relationships, our revenues and growth may be harmed. We cannot assure you that the time and effort spent on developing or maintaining strategic relationships will produce significant benefits to us.

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

     For the quarter ended June 30, 2001, and the year ended March 31, 2001, approximately 34% and 31%, respectively, of our gross revenue came from Ingram Micro. We expect that a significant portion of our revenues will continue to depend on sales of our products to a small number of distributors. Any downturn in the business of our distributors could seriously harm our revenues and operating results. Prior to our separation from Adaptec, we distributed our products pursuant to Adaptec's distributor agreements. As part of our separation from Adaptec, we are negotiating new agreements with many of our distributors and have entered into an agreement with Ingram Micro. We cannot assure you that we will be able to enter into these new agreements in a timely manner or on terms and conditions, including cost, as favorable as those distributor agreements of Adaptec.

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

     Completing and integrating any potential future acquisitions could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of goodwill and other intangible assets. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders' ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. As of June 30, 2001, we had an aggregate of $23.8 million of goodwill and other intangible assets, related to prior acquisitions. We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective April 1, 2001, and as such no longer amortize goodwill and acquired workforce intangibles, which are now classified as goodwill in the balance sheet in accordance with SFAS No. 142. We periodically review the unamortized balance to determine if the costs are realizable and may in the future make adjustments to the carrying balance or amortization period based upon these reviews. The amortization of the remaining other intangible assets are expected to result in additional charges to operations through the quarter ending March 31, 2003.

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

     Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Based on the selling entity, international sales accounted for approximately 26% and 34% of our net revenues for the quarter ended June 30, 2001 and the year ended March 31, 2001, respectively. We anticipate that revenue from international operations will repre sent an increasing portion of net total revenue. Accordingly, our future revenue could decrease based on a variety of factors, including:

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

     We currently use Adaptec's systems, processes and personnel to support our operations, including systems to manage inventory, order processing, shipping, accounting, payroll and internal computing operations. Many of these systems and processes are proprietary to Adaptec and are very complex. These systems and processes have been modified, and are in the process of being further modified, to enable us to separately track items related to our business. These modifications, however, may result in unexpected system failures or the loss or corruption of data.

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

     . a repurchase of our stock; or

     . other acts or omissions by us.

     Internal Revenue Service regulations provide that if another entity acquires a controlling interest in our stock within two years of the distribution, a presumption will arise that the acquisition was made in connection with the distribution, causing the distribution to become taxable. This presumption may deter other companies from acquiring us for two years after the distribution. We may be held jointly and severally liable for tax liabilities we incurred as a result of our operations prior to our separation from Adaptec, and we cannot assure you that we will be able to recover from Adaptec any losses we may suffer. If we take any action or fail to take any action that would cause Adaptec's distribution of our common stock to be taxable to Adaptec, our financial condition could be seriously harmed.

     Because we separated our business from that of Adaptec, our historical financial information may not be representative of our results as a company separate from Adaptec.

     Our consolidated financial statements have been carved out from the consolidated financial statements of Adaptec using the historical operating results and historical bases of the assets and liabilities of the Adaptec business that we comprised. Accordingly, the historical financial information we have included in this annual report does not necessarily reflect what our financial position, operating results and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Adaptec did not account for us, and we were not operated, as a separate, stand-alone entity for the periods presented. Our costs and expenses include allocations from Adaptec for centralized corporate services and infrastructure costs, including:

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

ITEM 3.  Qualitative and Quantitative Disclosure about Market Risk

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

     We do not currently hold any derivative instruments and do not engage in hedging activities. Also, we do not currently hold any variable interest rate debt or lines of credit. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On February 13, 2001, several former stockholders of Incat Systems Software USA, Inc. filed a lawsuit against Adaptec in the Superior Court of California in the County of Santa Clara. The lawsuit stems from Adaptec's alleged failure to pay these former stockholders all of the amounts due to them based on an earn-out agreed to in connection with the acquisition of Incat. We may be asked to defend and indemnify Adaptec in such lawsuit pursuant to the terms of an agreement between us. The lawsuit requests a judgment against Adaptec for actual, compensatory and punitive damages, including interest, court costs, each in amounts to be proven, and reasonable attorneys' fees incurred. We believe the lawsuit is without merit and intend to vigorously defend our interests.

     On May 10, 2001, Gracenote, Inc. filed a lawsuit against us in U.S. District Court for the Northern District of California. In the complaint, Gracenote seeks unspecified damages and injunctive and other relief based upon claims including patent and trademark infringement and breach of contract. The lawsuit stems from the use of Gracenote's music recognition service in version 4 of our Easy CD Creator and Toast CD-burning software. In April 2001, we switched to a competing music recognition service, Freedb.org. On May 17, 2001, Gracenote filed an exparte application for a temporary restraining order seeking to stop shipment of version 4 of our Easy CD Creator and Toast CD-burning software. On May 24, 2001, the court denied Gracenote's motion, finding that it had failed to establish a likelihood of success on the merits or that Gracenote had been irreparably harmed. We believe that we have meritorious defenses to each of the claims alleged by Gracenote and we intend to defend ourselves vigorously. On June 13, 2001, we filed counterclaims against Gracenote seeking unspecified damages and injunctive relief and other relief based upon claims including breach of contract, antitrust violations and tortious interference with business relationships. On July 26, 2001, Gracenote filed a motion to dismiss some of the counterclaims that we have asserted. A hearing has been set for September 24, 2001.

     On June 11, 2001, we entered into a settlement agreement with Prassi Software, Inc. and certain individuals in relation to a lawsuit file by Adaptec and us in the U.S. District Court for the Northern District of California on April 6, 1998. According to the settlement, Prassi paid us $2,000,000 in June 2001 and Prassi assigned all rights in the product CD Right and CD Right Plus. Prassi will keep the right to sell, distribute, copy and support the product CD Rep for professional CD mastering applications.

     We are a party to litigation matters and claims which are normal in the course of our operations, and, while the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our business, financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES and USE OF PROCEEDS.

     On April 19, 2001, we issued options to purchase 3,255,633 shares of our common stock to employees at an exercise price of $8.50 per share under our amended and restated 2000 stock option plan. The sale of the above securities was determined to be exempt from registration under Rule 701 promulgated under
Section 3(b) of the Securities Act of 1933, as amended, as transactions under compensation benefit plans and contracts relating to compensation as provided under Rule 701.

     On April 19, 2001, we issued options to purchase 55,000 shares of our common stock to our non-employee directors at an exercise price of $8.50 per share under our 2001 director option plan. The sale of the above securities was determined to be exempt from registration under Rule 701 promulgated under
Section 3(b) of the Securities Act of 1933, as amended, as transactions under compensation benefit plans and contracts relating to compensation as provided under Rule 701.

     On May 17, 2001, we sold 235,294 shares of our common stock to Virgin at a price per share of $8.50. In addition, we issued Virgin a warrant to purchase 117,647 shares of our common stock at an exercise price of $8.50 per share. The sale and issuance of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act and Regulation D thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Prior to legal separation from Adaptec, Adaptec, as our sole stockholder, took action by written consent on April 12, 2001 to approve our amended and restated certificate of incorporation and our amended and restated bylaws and to approve a one for two reverse stock split of our common stock. On April 19, 2001, Adaptec, as our sole stockholder, took action by written consent to approve an increase in the number of shares of our common stock issuable upon exercise of options granted under our amended and restated 2000 stock option plan and to approve our 2001 stock plan, 2001 director option plan and 2001 employee stock purchase plan. Otherwise, there were no matters submitted to a vote of security holders during the first quarter of the fiscal year ended March 31, 2002.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          See attached exhibit list for exhibits filed as part of this quarterly report.

     (b)  Reports on Form 8-K

          We filed a report on Form 8-K on May 21, 2001, regarding a press release filed by Roxio, Inc. ("Roxio") announcing that the board of directors of Roxio approved the adoption of a stockholder rights plan, as filed with the Securities and Exchange Commission on May 22, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ROXIO, INC.

                                    (Registrant)


Date: August 14, 2001
                                    By: /s/ WM. CHRISTOPHER GOROG
                                        ----------------------------------
                                        Wm. Christopher Gorog
                                        Chief Executive Officer, President and
                                        Director (Principal Executive Officer)

                                    By: /s/ R. ELLIOT CARPENTER
                                        -----------------------
                                        R. Elliot Carpenter
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                  ROXIO, INC.
                               INDEX TO EXHIBITS

Exhibit
Number                            Description of Exhibit
------- ------------------------------------------------------------------------
  2.1   First Amended and Restated Master Separation and Distribution Agreement
        effective as of February 28, 2001 between Adaptec and the Registrant (1)
  2.2   General Assignment and Assumption Agreement dated May 5, 2001 between
        Adaptec and the Registrant (1)
  2.3   Indemnification and Insurance Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
  2.4   Master Patent Ownership and License Agreement effective as of May 5,
        2001 between Adaptec and the Registrant (1)
  2.5   Master Technology Ownership and License Agreement effective as of May 5,
        2001 between Adaptec and the Registrant (1)
  2.6   Master Confidential Disclosure Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
  2.7   Master Transitional Services Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
  2.8   Employee Matters Agreement dated May 5, 2001 between Adaptec and the
        Registrant (1)
  2.9   Tax Sharing Agreement dated May 5, 2001 between Adaptec and the
        Registrant (1)
  2.10  Real Estate Matters Agreement dated May 5, 2001 between Adaptec and the
        Registrant (1)
  2.11  Manufacturing Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
  2.12  International Transfer of Assets Agreement dated May 5, 2001 between
        Adaptec Mfg(S) Pte Ltd. and Roxio CI Ltd. (1)
  2.13  Letter Agreement dated May 5, 2001 between Adaptec and the Registrant
        (1)
  2.14  Amendment to the Tax Sharing Agreement dated July 19, 2000 between
        Adaptec and the Registrant.
  3.1   Amended and Restated Certificate of Incorporation of the Registrant (1)
  3.2   Amended and Restated Bylaws of the Registrant (1)
  3.3   Certificate of Designation of Rights, Preferences and Privileges of
        Series A Participating Preferred Stock of Roxio, Inc. (2)
  4.1   Form of Common Stock certificate of the Registrant (1)
  4.2   Warrant to Purchase Common Stock dated May 17, 2001 between the
        Registrant and Virgin Holdings, Inc. (3)
  4.3   Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)
  4.4   Preferred Stock Rights Agreement, dated as of May 18, 2001, between
        Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively. (2)
 10.1   2001 Employee Stock Purchase Plan (1)
 10.2   Amended and Restated 2000 Stock Option Plan (1)
 10.3   Form of 2000 Stock Option Plan Agreements (1)
 10.4   2001 Director Option Plan (1)
 10.5   Form of 2001 Director Option Plan Agreements (1)
 10.6   Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)
 10.7   Lease Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
 10.8   Employment Agreement dated May 11, 2001 between Wm. Christopher Gorog and the Registrant (3)
 10.9   Employment Agreement dated May 11, 2001 between Thomas J. Shea and the
        Registrant (3)
 10.10  Employment Agreement dated May 11, 2001 between R. Elliot Carpenter and the Registrant (3)
 10.11  2001 Stock Plan (1)
 10.12  Form of 2001 Stock Plan Agreements (1)
 10.13  Employment Agreement dated July 24, 2001 between R. Elliot Carpenter and the Registrant

_________________
(1) Incorporated by reference to the Registrant's Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.

(2) Incorporated by reference to the Registrant's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.