Form 10-Q
period 2001-09-30
ROXIO INC
filed 2001-11-14
CIK 1122787

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-32373

                                 ---------------

                                   Roxio, Inc.
             (Exact name of Registrant as specified in its charter)
                                 ---------------


                 Delaware                                77-0551214
      (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

            461 South Milpitas Boulevard, Milpitas, California 95035 (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (408) 635-7694

                                 ---------------

  Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of November 6, 2001, there were 16,864,257 shares of the Registrant's Common Stock outstanding, par value $0.001.

                                   ROXIO, INC.
                                TABLE OF CONTENTS

                                                                                             Page
PART I.       Financial Information                                                         Number
              ---------------------                                                         ------
   Item 1     Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of September 30, 2001
              and March 31, 2001 .........................................................     3

              Condensed Consolidated Statements of Operations for the three and six
              month periods ended September 30, 2001 and  2000 ...........................     4

              Condensed Consolidated Statements of Cash Flows for the six month
              periods ended September 30, 2001 and 2000 ..................................     5

              Notes to Condensed Consolidated Financial Statements .......................     6

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................................    12

   Item 3     Quantitative and Qualitative Disclosures about Market Risk .................    28

PART II.      Other Information
              -----------------

   Item 1     Legal Proceedings ..........................................................    29

   Item 2     Changes in Securities and Use of Proceeds ..................................    29

   Item 3     Defaults Upon Senior Securities ............................................    29

   Item 4     Submission of Matters to a Vote of Security Holders ........................    29

   Item 5     Other Information ..........................................................    29

   Item 6     Exhibits and Reports on Form 8-K ...........................................    29

Signatures ...............................................................................    30

PART I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                                   ROXIO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data, unaudited)

                                                                                   September 30,     March 31,
                                                                                        2001            2001
                                                                                   -------------     ---------
                                ASSETS
Current assets:
   Cash and cash equivalents                                                       $      50,655     $      --
   Accounts receivable, net of allowance for doubtful accounts of
        $935 and $155, respectively                                                       27,490        31,525
   Inventories                                                                               471         1,211
   Prepaid expenses and other current assets                                               3,027         2,354
   Deferred income taxes                                                                   3,482         3,133
                                                                                   -------------     ---------
     Total current assets                                                                 85,125        38,223
Property and equipment, net                                                                2,142         1,426
Goodwill, net                                                                             16,255        16,255
Other intangibles, net                                                                     7,345        10,268
Other assets                                                                                 339            --
                                                                                   -------------     ---------

       Total assets                                                                $     111,206     $  66,172
                                                                                   =============     =========

               LIABILITIES AND OWNER'S NET INVESTMENT /
                        STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $      16,568     $   7,721
   Income taxes payable                                                                    2,174         9,508
   Accrued liabilities                                                                     8,539         6,075
   Current portion of capital lease obligation                                               125            --
                                                                                   -------------     ---------
     Total current liabilities                                                            27,406        23,304


Long term liabilities:
   Long term capital lease obligation                                                        269            --
   Deferred income taxes                                                                   1,689         2,251
                                                                                   -------------     ---------

       Total liabilities                                                                  29,364        25,555
                                                                                   -------------     ---------

Owner's net investment / stockholders' equity:
   Common stock, $0.001 par value; 100,000 shares
     authorized;  16,838 and 16,500 issued and outstanding                                    17            17
   Additional paid-in capital                                                             92,752            16
   Deferred stock-based compensation                                                      (9,437)           --
   Accumulated other comprehensive income                                                    220           402
   Accumulated deficit                                                                    (1,710)           --
   Owner's net investment                                                                     --        40,182
                                                                                   -------------     ---------
       Total owner's net investment / stockholders' equity                                81,842        40,617
                                                                                   -------------     ---------

       Total liabilities and owner's net investment / stockholders' equity         $     111,206     $  66,172
                                                                                   =============     =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ROXIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data, unaudited)

                                                          Three Months              Six Months
                                                       Ended September 30,     Ended September 30,
                                                        2001        2000        2001         2000
                                                      --------    --------    --------    --------
Net revenues                                          $ 30,508    $ 29,482    $ 67,463    $ 58,072
Cost of revenues (excludes stock-based compensation
   charges of $14, $0, $75 and $0, respectively)         5,261       6,351      12,902      12,352
                                                      --------    --------    --------    --------
     Gross profit                                       25,247      23,131      54,561      45,720
                                                      --------    --------    --------    --------

Operating expenses:
   Research and development (excludes stock-based
     compensation charges of $208, $648,
     $1,099 and $1,296, respectively)                    5,078       4,448      11,195       9,381
   Sales and marketing (excludes stock-based
     compensation charges of $938, $0,
     $2,175 and $0, respectively)                       12,125       8,414      21,639      14,869
   General and administrative (excludes stock-based
     compensation charges of $394, $0,
     $1,715 and $0, respectively)                        5,263       2,931       8,468       5,573
   Amortization of intangible assets                     1,495       3,860       2,864       7,720
   Stock-based compensation charges                      1,554         648       5,046       1,296
                                                      --------    --------    --------    --------
     Total operating expenses                           25,515      20,301      49,212      38,839
                                                      --------    --------    --------    --------

Income (loss) from operations                             (268)      2,830       5,349       6,881
Other income                                               414          --         715          --
                                                      --------    --------    --------    --------

Income before provision for income taxes                   146       2,830       6,064       6,881
Provision for income taxes                              (1,154)       (938)     (4,694)     (2,561)
                                                      --------    --------    --------    --------

Net income (loss)                                     $ (1,008)   $  1,892    $  1,370    $  4,320
                                                      ========    ========    ========    ========

Basic and diluted net income (loss) per share         $  (0.06)   $   0.11    $   0.08    $   0.26
                                                      ========    ========    ========    ========

Weighted average shares used in computing basic and
   diluted net income (loss) per share
   Basic                                                16,793      16,500      16,708      16,500
                                                      ========    ========    ========    ========
   Diluted                                              16,793      16,500      17,146      16,500
                                                      ========    ========    ========    ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ROXIO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, unaudited)

                                                                          Six Months
                                                                      Ended September 30,
                                                                   2001                2000
                                                                ----------          ----------
Cash flows from operating activities:
    Net income                                                  $    1,370          $    4,320
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                               3,356               8,254
         Stock-based compensation charges                            5,046               1,296
         Provision for doubtful accounts                               780                  82
         Deferred income taxes                                        (911)               (656)
    Change in operating assets and liabilities:
         Accounts receivable                                         5,947              (6,385)
         Inventories                                                   727                (107)
         Prepaid expenses and other assets                          (1,025)               (750)
         Accounts payable                                             (987)              1,024
         Income taxes payable                                        4,197                   8
         Accrued liabilities                                         2,423              (1,763)
                                                                ----------          ----------
           Net cash provided by operating activities                20,923               5,323
                                                                ----------          ----------

Cash flows from investing activities:
     Purchases of property and equipment                              (668)               (437)
     Purchases of other intangible assets                              (95)             (1,177)
                                                                ----------          ----------
           Net cash used in investing activities                      (763)             (1,614)
                                                                ----------          ----------

Cash flows from financing activities:
     Net cash transfers from (to) Adaptec                           27,446              (3,709)
     Proceeds from issuance of common stock                          2,000                   -
     Proceeds from exercise of stock options                           937                   -
                                                                ----------          ----------
           Net cash provided by (used in) financing activities      30,383              (3,709)
                                                                ----------          ----------

Effect of exchange rate changes on cash                                112                   -

Change in cash and cash equivalents                                 50,655                   -
Cash and cash equivalents at beginning of period                         -                   -
                                                                ----------          ----------
Cash and cash equivalents at end of period                      $   50,655          $        -
                                                                ==========          ==========

Supplemental cash flow disclosure:
  Cash paid during the period:
     Income taxes                                               $      318          $        -
                                                                ==========          ==========

  Noncash investing and financing activities:
    Capital lease obligation in connection with acquisition
       of equipment                                             $      403          $        -
                                                                ==========          ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   ROXIO, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared by Roxio, Inc., a Delaware corporation ("Roxio"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Roxio believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Roxio's annual report on Form 10-K for the year ended March 31, 2001.

     Prior to legal separation on May 5, 2001, Roxio conducted its business as an operating segment of Adaptec, Inc. ("Adaptec"). Roxio's consolidated financial statements have been carved out of the consolidated financial statements of Adaptec using the historical results of operations of the Adaptec software operating segment and historical bases of the assets and liabilities of Adaptec that Roxio comprises. Certain software products directly related to Adaptec's hardware products, which were historically reflected in Adaptec's software segment (SPG) results of operations in Adaptec's segment reporting, were retained by Adaptec after legal separation. As such, the revenues and associated costs of sales and operating expenses related to these products have not been included in Roxio's financial statements. Accordingly, the results reported herein do not reflect the software operating segment disclosures previously reported under Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," within the Adaptec annual reports. Prior to legal separation, the consolidated financial statements also included allocations to Roxio of certain shared expenses, including centralized legal, accounting, finance, manufacturing, real estate, information technology, distribution, customer services, sales, marketing, engineering and other Adaptec corporate services and infrastructure costs. The expense allocations have been determined on a basis that Adaptec and Roxio considered to be a reasonable reflection of the utilization of the services provided to Roxio or the benefit received by Roxio. Such allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value or the specific level of activity directly related to such costs.

     Roxio's fiscal quarters end on a Friday and are 13 weeks in length. For presentation purposes, Roxio has indicated its first and second quarters of fiscal 2002 as having ended on June 30, 2001 and September 30, 2001 whereas in fact, Roxio's first and second quarters of fiscal 2002 ended on June 29, 2001 and September 28, 2001, respectively. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year. Unless otherwise stated, all years and dates refer to our fiscal year and fiscal quarters.

     The balance sheet as of March 31, 2001 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in Roxio's annual report on Form 10-K for the year ended March 31, 2001.

     The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(2) Completion of Separation from Adaptec

     On June 8, 2000, Adaptec announced a plan to create a separate company comprised of substantially all of its software segment, subsequently named Roxio, Inc.

     Adaptec and Roxio entered into a Master Separation and Distribution Agreement (the "Separation Agreement") under which Adaptec contributed at legal separation (the "Separation Date") $33.2 million in cash, which included

$3.2 million in cash held by Roxio's overseas subsidiaries to fund working capital as a stand-alone entity. Additionally, with the exception of approximately $11.5 million in income taxes payable, Adaptec transferred to Roxio, on the Separation Date, substantially all of the assets and liabilities that appeared on Roxio's consolidated balance sheet. Also on the Separation Date, Roxio recorded a receivable of $2.7 million and a payable of $9.6 million with Adaptec, which were previously included in owner's net investment.

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

(3) Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which Roxio adopted effective April 1, 2001 and the implementation resulted in Roxio ceasing to amortize goodwill effective April 1, 2001. The following summary reflects the condensed consolidated results of operations as if SFAS 142 had been adopted at the beginning of the periods presented (in thousands, except net income (loss) per share amounts):

                                                                      Three Months           Six Months
                                                                   Ended September 30,   Ended September 30,
                                                                     2001        2000      2001      2000
                                                                   --------    -------   -------   -------
     Reported net income (loss):
        Reported net income (loss)                                 $ (1,008)   $ 1,892   $ 1,370   $ 4,320
        Effect of goodwill amortization                                   -      2,427         -     4,917
                                                                   --------    -------   -------   -------
          Adjusted net income (loss)                               $ (1,008)   $ 4,319   $ 1,370   $ 9,237
                                                                   ========    =======   =======   =======

     Basic and diluted net income (loss) per share:
        Reported basic and diluted net income (loss) per share     $  (0.06)   $  0.11   $  0.08   $  0.26
        Effect of goodwill amortization                                   -       0.15         -      0.30
                                                                   --------    -------   -------   -------
          Adjusted basic and diluted net income (loss) per share   $  (0.06)   $  0.26   $  0.08   $  0.56
                                                                   ========    =======   =======   =======

     The gross carrying amounts and accumulated amortization of intangible assets, are as follows for the periods presented (in thousands):

                                            September 30, 2001                       March 31, 2001
                                        ---------------------------           ---------------------------
                                          Gross                                 Gross
                                        Carrying        Accumulated           Carrying        Accumulated
                                         Amount        Amortization            Amount        Amortization
                                        --------       ------------           --------       ------------
Amortized intangible assets

          Patents                       $ 5,260          $ 2,717              $ 5,260          $ 1,841
          Covenant not to compete         6,010            4,122                6,010            3,278
          Purchased technology            3,258            2,416                3,258            1,873
          OEM relationships               1,186              890                1,186              692
          Trade name                      1,479              986                1,479              740
          Others                          1,823              540                1,728              229
                                        -------          -------              -------          -------
                                        $19,016          $11,671              $18,921          $ 8,653
                                        =======          =======              =======          =======
          Goodwill                      $29,125          $12,870              $29,125          $12,870
                                        =======          =======              =======          =======

     Roxio constitutes of one reporting unit, as defined by SFAS 142. As Roxio's market capitalization from the distribution date up to September 30, 2001 has been above the net book value, Roxio has determined that its goodwill has not been impaired.

     The estimated future amortization expense for intangible assets as of March 31, 2002, 2003 and 2004 are as follows (in thousands):

                            2002                $    6,350
                            2003                $    3,815
                            2004                $      355
                                               -----------
                                                $   10,520
                                               ===========


 (4) Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of a warrant issued in connection with a strategic relationship agreement with Virgin Holding Inc. ("Virgin"), an indirect subsidiary of EMI Group plc, and common stock issuable upon exercise of stock options using the treasury stock method.

     The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share (in thousands):

                                                                Three Months           Six Months
                                                             Ended September 30,   Ended September 30,
                                                               2001     2000          2001     2000
                                                              ------   ------        ------   ------
     Basic net income (loss) per share - weighted-average
          number of common shares outstanding                 16,793   16,500        16,708   16,500

     Effect of dilutive common equivalent shares:
          Stock options outstanding                                -        -           421        -
          Warrant issued in relation to the
              Virgin agreement                                     -        -            17        -
                                                              ------   ------        ------   ------

     Diluted net income (loss) per share - weighted-average
          number of common shares outstanding                 16,793   16,500        17,146   16,500
                                                              ======   ======        ======   ======


(5) Other Comprehensive Income (Loss)

     SFAS No. 130, "Reporting Comprehensive Income," requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Accumulated other comprehensive income (loss) for the periods presented represents foreign currency translation items associated with Roxio's Japanese and European operations. No tax effect has been provided on the foreign currency translation items for any period shown, as the undistributed earnings of Roxio's foreign investments will continue to be reinvested.

     The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                           Three Months          Six Months
                                        Ended September 30,  Ended September 30,
                                          2001       2000      2001       2000
                                        -------    -------   -------    -------

     Net income (loss)                  $(1,008)   $ 1,892   $ 1,370    $ 4,320
     Cumulative translation adjustment     (132)      (118)     (182)       (69)
                                        -------    -------   -------    -------
     Total comprehensive income (loss)  $(1,140)   $ 1,774   $ 1,188    $ 4,251
                                        =======    =======   =======    =======

(6) Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurements of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the required date of adoption of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133," which amends the accounting and reporting standards for certain derivative instruments and certain hedging activities. Roxio adopted these statements in its first quarter of fiscal 2002 and the adoption has not had a material effect on Roxio's financial position or results of operations to date.

     In July 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Roxio adopted the standard on July 1, 2001 and the adoption of SFAS 141 has not had a significant impact on its financial statements to date.

     In July 2001, the FASB issued SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is required for fiscal years beginning after December 15, 2001 and can be early-adopted for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Roxio implemented SFAS 142 effective April 1, 2001 and the implementation resulted in Roxio ceasing to amortize goodwill effective April 1, 2001. The implementation also resulted in the reclassification of $1.1 million of certain intangible assets related to acquired work force to goodwill on Roxio's balance sheet.

     In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." The objective of SFAS 144 is to address significant issues relating to the implementation of SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-lived assets to be Disposed of," and to develop a single accounting model, based on the framework established by SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Although SFAS 144 supercedes SFAS 121, it retains some fundamental provisions of SFAS 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Roxio expects that the initial application of SFAS 144 will not have a material impact on its financial statements.

(7) Settlement of Litigation

     On February 13, 2001, several former stockholders of Incat Systems Software USA, Inc. filed a lawsuit against Adaptec in the Superior Court of California in the County of Santa Clara. The lawsuit stems from Adaptec's alleged failure to pay these former stockholders all of the amounts due to them based on an earn-out agreed to in connection with the acquisition of Incat. We have been asked to defend and indemnify Adaptec in such lawsuit pursuant to the terms of an agreement between us. The lawsuit requests a judgment against Adaptec for actual, compensatory and punitive damages, including interest, court costs, each in amounts to be proven, and reasonable attorneys' fees incurred. We believe the lawsuit is without merit and intend to vigorously defend our interests.

     On May 10, 2001, Gracenote, Inc. filed a lawsuit against us in U.S. District Court for the Northern District of California. In the complaint, Gracenote seeks unspecified damages and injunctive and other relief based upon claims including patent and trademark infringement and breach of contract. The lawsuit stems from the use of Gracenote's music recognition service in version 4 of our Easy CD Creator and Toast CD-burning software and our use of a competing music recognition service, Freedb.org. We believe that we have meritorious defenses to each of the claims alleged by Gracenote and we intend to defend ourselves vigorously. In addition, we have filed a number of counterclaims against Gracenote seeking unspecified damages, injunctive relief and other relief based upon claims including breach of contract, antitrust violations and tortious interference with business relationships.

     We are a party to litigation matters and claims which are normal in the course of our operations, and, while the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our business, financial position or results of operations.

(8) Capital Stock

     On May 17, 2001, Roxio entered into a strategic relationship with Virgin to, among other things, develop technology solutions relating to CD-recording technology. As part of the agreement, Virgin will provide strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 of Roxio's common stock at a price of $8.50 per share. Virgin also received a warrant to purchase 117,647 shares of Roxio's common stock at a price equal to $8.50 per share. The warrant becomes exercisable by 25% each quarter following the initial agreement. In the first quarter of fiscal 2002, approximately $1.1 million in deferred stock-based compensation was recorded for the common stock issued. In relation to the common stock and warrant, approximately $257,000 and $494,000, respectively, of amortization expense was recorded and is included in stock-based compensation charges in the consolidated statement of operations for the second quarter of fiscal 2002, and approximately $447,000 and $725,000, respectively, was recorded for the first half of fiscal 2002.

(9) Segment and Geographic Information

Segment information

     Roxio has organized and managed its operations in a single operating segment which designs, develops and markets application software.

Geographic information

     The following table presents net revenues by country and is attributed to countries based on location of the selling entity:

                          Three Months             Six Months
                       Ended September 30,     Ended September 30,
                        2001        2000        2001        2000
                      -------     --------    --------    --------
(in thousands)

United States         $25,246     $19,963     $52,496     $38,711
Singapore                  --       3,854       2,084       9,203
Netherlands             4,022          --       8,202          --
Japan                      --       3,233       2,813       7,139
Other countries         1,240       2,432       1,868       3,019
                      -------     -------     -------     -------
                      $30,508     $29,482     $67,463     $58,072
                      =======     =======     =======     =======

     Prior to our separation from Adaptec, some of our Japanese and European sales were made through Adaptec's office in Singapore. These customers are now serviced by Roxio's sales offices in the United States.

     The following table presents net tangible long term assets by country based on the location of the assets:

                   September 30,   March 31,
                       2001          2001
                      ------       -------
(in thousands)

United States         $1,831       $1,123
Germany                  399          294
Other countries          251            9
                      ------       ------
                      $2,481       $1,426
                      ======       ======

Significant customers

     One customer constitutes 25% and 29% of gross revenues for the second quarter and first half of fiscal 2002, respectively, compared to 25% and 24% for the comparable periods in the prior year.

(10) Cash and Cash Equivalents

     Prior to legal separation, Adaptec managed cash and cash equivalents on a centralized basis. Cash receipts associated with Roxio's business have been transferred to Adaptec and Adaptec has funded Roxio's disbursements. All changes in cash and cash equivalents were included in owner's net investment for all periods presented. Following legal separation, cash and cash equivalents are stated at cost, which approximates fair value. We include in cash equivalents all highly liquid investments that mature within three months of their purchase date. Cash equivalents consist primarily of high-grade commercial paper, money market funds and debt instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the other information in this report, certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") are forward-looking statements. When used in this report, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are set forth in this Report on Form 10-Q under " Risks Relating to Our Business," "Risks Relating to Separating Roxio from Adaptec" and "Risks Related to the Securities Markets and Ownership of Our Common Stock." The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

     Separation from Adaptec

     We are a leading provider of digital media software solutions which allow individuals to personalize and store music, photos, video and data onto recordable CDs. We were incorporated in August 2000 as a wholly-owned subsidiary of Adaptec, Inc. ("Adaptec") to conduct substantially all of the business of its software products group. Upon legal separation from Adaptec in May 2001, with the exception of approximately $11.5 million in income taxes payable, Adaptec transferred to Roxio, Inc. ("Roxio") substantially all of the assets and liabilities that appear on Roxio's consolidated balance sheet, as well as $33.2 million in cash, which included $3.2 million in cash held by our overseas subsidiaries. Also on the Separation Date, Roxio recorded a receivable of $2.7 million and a payable of $9.6 million with Adaptec, which were previously included in owner's net investment.

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

     Our Business

     Historically, we have derived most of our revenues through sales of our CD-recording software products to original equipment manufacturers ("OEMs"), which consist of PC manufacturers, CD-recordable drive manufacturers and integrators, and to distributors. Generally, OEMs bundle the standard version of our software together with their products pursuant to licensing agreements with us. Distributors resell stand-alone deluxe versions of our products to retailers of computer software products. Sales to OEMs for the second quarter and first half of fiscal 2002 represented 52% and 46% of our net revenues, respectively, compared to 58% and 55% for the second quarter and first half of fiscal 2001. Sales to distributors and direct sales to end users through our web site and
(800) number collectively for the second quarter and first half of fiscal 2002 represented 48% and 54% of our net revenues, respectively, compared to 42% and 45% for the second quarter and first half of fiscal 2001.

     Although sales to our distributors and direct sales to end users represented 48% and 54% of our net revenues during the second quarter and for the first half of fiscal 2002, the number of units sold to our distributors and end users represented less than 10% of the total number of units sold. In the future, we anticipate that CD-recording technology revenues from our standard products to OEMs will decline as a percentage of total net revenues, as a result of highly competitive pricing pressures in the PC industry. We anticipate that licensing fees for new features and technologies as well as increased revenues from sales of our deluxe products will represent an increasingly larger percentage of total net revenues in future periods. International sales, defined as sales from our international subsidiaries, accounted for approximately 17% and 22% of our net revenues for the second quarter and first half of fiscal 2002, respectively, compared to 32% and 33% for the second quarter and first half of fiscal 2001. One customer constitutes 29% and 31% of net revenues for the second quarter and first half of fiscal 2001and 2002, respectively.

     Net revenues include revenues from licensing and sales of our software, reduced by estimated product returns and pricing adjustments. We recognize licensing revenues from OEMs based on reported product shipments by OEMs, provided all fees are fixed or determinable, evidence of an arrangement exists and collection is reasonably assured. We recognize revenues from sales to distributors upon shipment by us or receipt of the products by the distributor, depending on the shipping terms, provided all fees are fixed or determinable, evidence of an arrangement exists and collection is reasonably assured. We provide for estimated product returns and pricing adjustments in the period in which the revenue is recognized. Our distributor agreements generally provide distributors with stock rotation and price protection rights as well as the right to return discontinued products. We recognize revenues from direct product sales to end users upon shipment by us.

     Gross margin is the percentage of profit from net revenues after deducting cost of revenues, which includes the physical goods shipped, third party licensed intellectual property, freight, warranty, end user technical support, scrap and manufacturing variances. Our gross margin from OEM revenues is generally significantly higher than our gross margin from distributor revenues primarily due to lower product and support costs. For sales of our products through OEMs, these OEMs are responsible for the first level of product support and we only provide a second level of support to the OEM. We expect gross margin to fluctuate on a quarterly basis based on the relative mix of OEM and distributor revenues. Additionally, over time, our overall gross margin may decline somewhat as the relative percentage of net revenues derived from distributor sales increases and if we are unable to offset margin reductions through less expensive distribution, packaging and support costs.

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

     In July 1999, we acquired CeQuadrat GmbH, or CeQuadrat, a German-based software company providing CD- recording software products primarily in Germany. The acquisition provided us with enhanced product development and engineering expertise, as well as a greater European customer base. In March 2000, we acquired Wild File, Inc., or Wild File, the developer of our GoBack system recovery software. These acquisitions were accounted for as purchases and the results of operations are included in our financial statements from the dates of these acquisitions. Goodwill and other intangibles consist primarily of capitalized costs incurred through the acquisitions of Wild File and CeQuadrat. Until our current quarter ended September 30, 2001, these capitalized costs were amortized over their estimated useful lives of three years. We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective April 1, 2001, and as such no longer amortize goodwill and acquired workforce intangibles, which are now classified as goodwill in the balance sheet in accordance with SFAS No. 142. We periodically review the unamortized balance to determine if the costs are realizable and may in the future make adjustments to the carrying balance or amortization period based upon these reviews.

     Stock-based compensation charges relate to the amortization of costs associated with the assumption of restricted stock from the Wild File acquisition, stock and warrants issued to Virgin Holding Inc., an indirect subsidiary of EMI Group plc. ("Virgin"), stock options issued to employees, and the commitment of Roxio stock options to Adaptec employees who became Roxio employees as described in the paragraphs below.

     Roxio 2000 Stock Option Plan

     On December 20, 2000, a commitment was made to issue employees of Adaptec, who were projected to become and who subsequently became employees of Roxio at the date of legal separation, options to purchase 1.15 million shares of Roxio common stock with an exercise price of $8.50 per share. Prior to legal separation, approximately 400,000 additional options had been committed to be issued. Due to the binding nature of the commitment, the date of the commitment to grant the options was assumed to be the date of grant. The options will vest 25% on the one-year anniversary of the later of September 21, 2000 or the applicable employee's hire date and 6.25% each quarter thereafter until fully vested. As the grants of these options constituted grants to non-employees, prior to the establishment of a measurement date the options were valued using the Black-Scholes valuation model with the following assumptions: expected life of 10 years, risk-free interest rate of 5%, volatility of 63% and dividend yield of 0%. The estimated fair value of the underlying common stock on the date of legal separation was $12.12 per share. The estimated fair value of the options granted was $9.72 and the aggregate fair value of $14.6 million was recognized over the service period, estimated to be 3.75 years. Approximately $2.4 million and approximately $832,000 were recorded and were included in stock-based compensation expense for the year ended March 31, 2001 and the quarter ended June 30, 2001 related to the period before legal separation, respectively.

     On the date of legal separation, a final measurement date was established at which time certain employees of Adaptec became employees of Roxio and 1.5 million options were granted to these employees under the Roxio 2000 stock option plan. Pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation", at the date of change in status from non-employees to employees, the accounting basis for the options changed and the compensation associated with these options was re-measured and fixed using the intrinsic value at that date as prescribed by Accounting Principles Board Opinion No. 25. In the first quarter, approximately $5.2 million in deferred stock-based compensation has been recorded for these options. During the quarter ended June 30, 2001, Roxio issued approximately 1.8 million stock options in addition to the options discussed above, and recorded approximately $6.6 million in deferred stock-based compensation. These options have vesting schedules that differ based on the individual employee's contribution to Roxio. Approximately $803,000 and $3.0 million of amortization expense was recorded and is included in stock-based compensation charges on the consolidated statement of operations for the second quarter and first half of fiscal 2002. The remaining amortization expense will be recognized over the remaining service period of up to 4 years. All stock options issued after the first quarter of fiscal 2002 have been issued with an exercise price at or above the fair market value of the common stock at the grant date.

     Issuance of Common Stock and Warrant

     On May 17, 2001, Roxio entered into a strategic relationship with Virgin to, among other things, develop technology solutions relating to CD-recording technology. As part of the agreement, Virgin will provide strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 of Roxio's common stock at a price of $8.50 per share. Virgin also received a warrant to purchase 117,647 shares of Roxio common stock at a price equal to $8.50 per share. The warrant becomes exercisable by 25% each quarter following the initial agreement. In the first quarter, approximately $1.1 million in deferred stock-based compensation was recorded for the common stock issued. In relation to the common stock, approximately $257,000 and $447,000 of amortization expense was recorded and is included in stock-based compensation charges on the consolidated statement of operations for the second quarter and first half of fiscal 2002, respectively. In relation to the warrant, approximately $494,000 and $725,000 of amortization expense was recorded and is included in stock-based compensation charges on the consolidated statement of operations for second quarter and first half of fiscal 2002, respectively.

     Basis of Presentation

     Prior to legal separation on May 5, 2001, we conducted our business as an operating segment of Adaptec. Our consolidated financial statements have been carved out of the consolidated financial statements of Adaptec using the historical results of operations of the Adaptec software operating segment and historical bases of the assets and liabilities of Adaptec that our company comprises. Certain software products directly related to Adaptec's hardware products, which were historically reflected in our results of operations in Adaptec's segment reporting, were retained by Adaptec after legal separation. As such, the revenues and associated costs of sales and operating expenses related to these products have not been included in our financial statements. Accordingly, the results reported herein do not reflect the software operating segment disclosures previously reported under Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," within the Adaptec annual reports. Prior to legal separation, the consolidated financial statements also included allocations to us of certain shared expenses, including centralized legal, accounting, finance, manufacturing, real estate, information technology, distribution, customer services, sales, marketing, engineering and other Adaptec corporate services and infrastructure costs. The expense allocations have been determined on a basis that Adaptec and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. Such allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value or the specific level of activity directly related to such costs.

      The financial information presented in this quarterly report is not necessarily indicative of our financial position, results of operations or cash flows in the future nor is certain of the financial information necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the periods presented.

Results of Operations

Comparison of Three and Six Month Periods Ended September 30, 2001 and 2000.

      Net Revenues

      Net revenues increased 3% to $30.5 million in the second quarter of fiscal 2002 from $29.4 million for the comparable quarter in the prior year. Net revenues increased 16% to $67.4 million in the first half of fiscal 2002 from $58.0 million for the comparable period in the prior year. The growth in net revenue resulted primarily from continued distributor sales of our Easy CD creator 5.0 product which was released in the fourth quarter of fiscal 2001. Distributor and retail revenues accounted for $14.7 million or 48% of net revenues in the quarter ended September 30, 2001 as compared to $12.2 million or 42% of net revenues for the comparable quarter in the prior year. Distributor revenues accounted for $36.6 million or 54% of net revenues in the first half of fiscal 2002 as compared to $25.9 million or 45% for the comparable period in the prior year. OEM revenues for the second quarter and first half of fiscal 2002 accounted for $15.8 million or 52%, and $30.9 million or 46% of net revenues, respectively, compared to $17.2 million or 58%, and $32.2 million or 55% for the second quarter and first half of fiscal 2001.

      Gross Margin

      Gross margin was 83% and 81% of net revenues for the second quarter and first half of fiscal 2002, respectively, compared to 78% and 79% for the comparable periods of fiscal 2001, respectively. This increase is mainly due to a reduction in the cost of technical support services partially offset by a slight increase in production costs as a result of our separation from Adaptec.

      Operating Expenses

      Research and Development. Research and development expenses increased 14% to $5.1 million in the quarter September 30, 2001 from $4.4 million for the comparable quarter in the prior year. Research and development expenses increased 19% to $11.2 million in the first half of fiscal 2002 from $9.4 million for the comparable period in fiscal 2001. This increase was driven by additional personnel and consultants to support increased product development efforts for both CD and DVD recordable software products. We expect that research and development expenses will increase in absolute dollars for the foreseeable future as we intend to continue to invest in product development.

      Sales and Marketing. Sales and marketing expenses increased 44% to $12.1 million in the quarter ended September 30, 2001 from $8.4 million for the comparable quarter in the prior year. Sales and marketing expenses increased 46% to $21.6 million in the first half of fiscal 2002 from $14.9 million for the comparable period in the prior year. This increase primarily resulted from increased staffing associated with expanding our marketing team to pursue revenue generating opportunities and increased advertising and promotion expenses related to building our product brands. We expect that sales and marketing expenses will increase in absolute dollars for the foreseeable future as we intend to invest in marketing and advertising focused on building the corporate identity and brand of Roxio, and to continue our current efforts to build our product brands.

      General and Administrative. General and administrative expenses increased 80% to $5.3 million in the quarter ended September 30, 2001 from $2.9 million for the comparable quarter in the prior year. General and administrative expenses increased 52% to $8.5 million in the first half of fiscal 2002 from $5.6 million for the comparable period in the prior year. This increase resulted primarily from payroll and other related costs associated with establishing a senior management team and dedicated human resources, information technology and finance support for us to operate as a stand-alone entity and additional costs related to the ongoing operation of Wild File in Minnesota. The increase in the first half of fiscal 2002 was partially offset by a decrease to general and administrative expense as a result of the $2.0 million in cash received in connection with the settlement of the Prassi litigation.

      Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles decreased 61% to $1.5 million in the quarter ended September 30, 2001 from $3.9 million for the comparable quarter in the prior year. Amortization of goodwill and other intangibles decreased 63% to $2.9 million in the first half of fiscal 2002 from $7.7 million for the comparable period in the prior year. This decrease was due to the early adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which resulted in the cessation of goodwill amortization expense effective April 1, 2001. Amortization of goodwill and other intangibles consist of amortization expense of goodwill and other intangibles acquired as part of the purchase of Wildfile and CeQuadrat.

      Stock-Based Compensation Charges. Stock-based compensation charges increased 140% to $1.6 million in the quarter ended September 30, 2001 from $648,000 for the comparable quarter in the prior year. Stock-based compensation charges increased 289% to $5.0 million in the first half of fiscal 2002 from $1.3 million for the comparable period in the prior year. For the second quarter and the first half of fiscal 2002, we amortized $1.6 million and $5.0 million, respectively, in non-cash charges primarily associated with employee stock options and the common stock and warrant issued as part of our agreement with Virgin. For the comparable periods in the prior year, we amortized $648,000 and $1.3 million in non-cash charges related to the assumption of restricted stock as part of the Wild File acquisition.

      Provision for Income Taxes. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable and the change during the period in deferred tax assets and liabilities.

      Our operating results historically have been included in Adaptec's consolidated United States federal and state income tax returns. The provision for income taxes in our financial statements has been determined on a separate return basis. Our effective income tax rates were 77% and 37% for the six months of fiscal 2002 and 2001, respectively. The increase in the effective tax rate was due to higher stock-based compensation charges for the first half of fiscal 2002. Prior to our separation from Adaptec, Roxio benefited from an advantageous tax rate system in Singapore, which resulted in a lower effective tax rate for the first half of fiscal 2001. We are subject to tax in jurisdictions in which we operate around the world. Our future effective tax rate will be impacted by our organizational structure and the geographic distribution of our worldwide revenue and profitability. As a result of these factors, our effective tax rate may be higher in the future than it has been in the past.

Liquidity and Capital Resources

      Prior to legal separation, Adaptec managed cash on a centralized basis. Adaptec collected cash receipts associated with our business and provided us funding to cover our disbursements. Accordingly, we reported no cash or cash equivalents prior to legal separation on May 4, 2001. As of September 30, 2001, we reported cash and cash equivalents of $50.7 million. As of September 30, 2001 and March 31, 2001, we reported working capital of $57.8 and $14.9 million, respectively.

      During the six months ended September 30, 2001, we generated approximately $20.9 million in cash flow from operating activities as compared to the same period in the prior year when we generated approximately $5.3 million. Operating cash flows increased during the first half of fiscal 2002 as compared with the same period in the prior year as a result of decreases in accounts receivable, decreases in inventory, increases in non-cash charges for depreciation and amortization and amortization of deferred stock-based compensation, and increases in income taxes payable, and accrued liabilities. These increases in cash were partially offset by uses of cash resulting from an increase in deferred income taxes and a decrease in prepaid and other assets, and from decreased levels of net income from operations.

     Net cash used in investing activities was approximately $760,000 and $1.6 million for the six months ended September 30, 2001 and 2000, respectively. The net cash used in investing activities in the quarters ended September 30, 2001 and 2000 consisted of capital expenditures.

     During the six months ended September 30, 2001, we generated approximately $30.4 million in financing activities as compared to cash used of $3.7 million in the same period of fiscal 2001. With the exception of $2.0 million generated from the issuance of common stock and $937,000 generated from the exercise of stock options in the first half of fiscal 2002, net cash generated from financing activities relates to net cash received from or transferred to Adaptec. For the same period in the prior year, all net cash used in financing activities represented returns of capital to Adaptec. Any other cash receipts or disbursements from/to Adaptec relate to operating activities and are classified as such in the cash flow statement and the discussion above.

     On May 5, 2001, the date of legal separation, Adaptec contributed $33.2 million in cash to us, which included $3.2 million in cash held by our overseas subsidiaries. The contribution is non-reciprocal and we will not repay any of this amount. We intend to use these proceeds for working capital. We believe that cash from this contribution and from our future operating results will provide sufficient capital to fund our operations for the next 12 months. However, we may seek additional equity or debt financing. In addition, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. We cannot assure you that such additional financing would be available on acceptable terms, if at all. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If sufficient funds are not available, we may not be able to introduce new products or compete effectively in any of our markets, either of which could materially harm our business, financial condition and results of operations.

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

     . the impacts of acts of war and terrorism on the U.S. economy and other major economies; and

     . timely and accurate reporting to us by our original equipment manufacturer customers of units shipped.

     Our CD- recording software accounts for the majority of our revenue. If demand for this software falls, our sales could be significantly reduced and our operating results may suffer.

     Historically, nearly all of our operating revenue has come from sales of our CD-recording software. Any factors adversely affecting the pricing of, demand for or market acceptance of our CD-recording software products, such as competition or technological change, would materially adversely affect our business and operating results. In particular, sales of our Easy CD Creator software have accounted for a significant portion of our revenue. We expect that this product will continue to account for a majority of our software license revenue for the foreseeable future. Our future operating results depend on the continued market acceptance of our CD-recording software, including future enhancements. Competition, technological change or other factors could decrease demand for these products or make these products obsolete.

     If new technologies or formats replace the CD as the preferred method of consumers to store digital content, such as DVD or portable MP3 players, sales of our current CD-recording products could be seriously harmed. Additionally, if new consumer appliance technologies replace the PC as the preferred means of personalizing and managing digital content, our business could be seriously harmed.

     We expect our future success will heavily depend on the sale of upgrades to our CD-recording software products. If we fail to sell upgrades to such products effectively, our revenue may not increase and may decline.

     Historically, we have derived a significant portion of our revenue from sales of our CD-recording software products to original equipment manufacturers of PCs and CD recorders. Recently, because of competition in the PC industry and the diminishing margins PC manufacturers have been experiencing, we have reduced the prices we charge PC manufacturers to include our software in their product offerings. If this trend continues as anticipated, we expect that revenues derived from the sale of our CD-recording software products to PC manufacturers in total and as a percentage of net revenue will decline. As such, our future success will depend in part on our ability to sell software upgrades. Although we are developing marketing strategies to increase our sales of software upgrades, we cannot assure you that any marketing strategies we develop will be successful in increasing our upgrade rate or that users will not be content with the version of our software that is included in their PC or CD recorder purchase.

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

     We must design our CD-recording software products to interoperate effectively with a variety of hardware and software products, including CD recorders, PCs and operating system software. We depend on significant cooperation with manufacturers of these products to achieve our design objectives and to produce products that interoperate successfully.

    If we fail to establish, maintain or expand our strategic relationships for the integration of our software with the services of third parties, the growth of our business may cease or decline.

     In order to expand our business, we must generate, maintain and strengthen strategic relationships with third parties. To date, we have established relationships with Microsoft and RealNetworks, through which they integrate our software into their services. We have also entered into a strategic relationship with Virgin to, among other things, develop technology solutions relating to CD-recording technology. We may also need to establish additional strategic relationships in the future. If these parties do not provide sufficient, high-quality service or integrate and support our software correctly, or if we are unable to enter into successful new strategic relationships, our revenues and growth may be harmed. We cannot assure you that the time and effort spent on developing or maintaining strategic relationships will produce significant benefits to us.

     In addition, Microsoft, RealNetworks or any future strategic partners may offer products of other companies, including products that compete directly with our products. For example, Microsoft has included system recovery related functionality in its Windows Me operating system. Additionally, Microsoft has included CD-recording software in its Windows XP operating system and Apple has included CD-recording software for its operating system. Although we have entered into an agreement to provide Microsoft with CD-recording software with limited functionality, we cannot assure you that Microsoft will include our CD-recording software in any future releases, that they will not include CD-recording software from one of our competitors or that they will not develop their own CD-recording software.

     A significant portion of our revenue currently comes from one distributor, and any decrease in revenue from this or other distributors could harm our operating results.

     For the six months ended September 30, 2001, and the year ended March 31, 2001, approximately 29% and 31%, respectively, of our gross revenue came from Ingram Micro. We expect that a significant portion of our revenues will continue to depend on sales of our products to a small number of distributors. Any downturn in the business of our distributors could seriously harm our revenues and operating results.

     We are substantially dependent on our relationships with original equipment manufacturers, and our failure to maintain or expand these relationships could cause demand for our products to decline.

     Historically, we have derived a majority of our revenue from sales of our products to original equipment manufacturers, such as PC and drive manufacturers and integrators. These original equipment manufacturers typically purchase and include the standard version of our Easy CD Creator software with PCs and CD recorders. As a result, these relationships also serve an important role in distributing Easy CD Creator to the end user and positioning the market for upgrades to Easy CD Creator 5 Platinum. If our competitors offer these original equipment manufacturers more favorable terms or if our competitors are able to take advantage of their existing relationships with these original equipment manufacturers, then these original equipment manufacturers may decline to include our software with their PCs and CD recorders. Hewlett-Packard recently informed us that they will be bundling one of our competitor's CD-recording software across their PCs and CD recorders and that our solution will likely be phased out by January 2002. The loss of any of our relationships with original equipment manufacturers, including Hewlett-Packard, could harm our operating results.

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

     We compete in providing solutions for moving, managing and protecting digital content. The markets for providing products and services offering these solutions are highly competitive, and we expect competition to increase in the future. Key competitors for sales of our CD/DVD-recording software include Ahead, Applix, BHA, DataBecker, Oak Technology, Prassi, Sonic Foundry, Sonic Solutions, Pinnacle Systems and Veritas. Microsoft has included system recovery related functionality in its recently introduced Windows Me and Windows XP operating systems. While so far this has not had a negative impact on sales, we cannot assure you that this will not have a negative impact on future sales of our GoBack software. Additionally, Microsoft has included CD-recording software in its Windows XP operating system and Apple has CD-recording software for its operating system.

     If we are unable to devote resources equivalent to those of our competitors, we could experience a loss of market share and reduced revenues.

     Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements and may be able to leverage their customer bases and adopt aggressive pricing policies to gain market share. They may also devote greater resources to the development, promotion and sale of their products than we do. In addition, some of our competitors or potential competitors have existing relationships with PC and CD-recordable drive manufacturers, integrators or retailers which currently carry our products. If our competitors are able to exploit these existing relationships to expand into our product areas, our business could be harmed.

     Digital content providers may claim that our CD-recording software contributes to copyright infringement, and we could incur significant expenses or be prevented from selling our CD-recording software.

     Recently, copyright owners have filed lawsuits against services such as Napster and KaZaA, alleging copyright infringement based on unauthorized distribution of their copyrighted works over the Internet. We believe that our software does not pose a threat of copyright infringement because there are legitimate, non-infringing uses for our software. However, we cannot assure you that a lawsuit will not be filed against us by third parties attempting to protect their rights with respect to music, video or other digital content. Such a lawsuit could be costly and time-consuming to defend and could result in significant damages or injunctions against the development and sales of our products.

     To the extent that consumers are no longer able to obtain free digital content over the Internet, sales of our software may decline.

     We believe that our CD-recording software has been successful in part because consumers want to personalize, store and access digital content. If digital content providers are successful in obtaining injunctions against web sites, such as Napster, which facilitate the free distribution of digital content, there may be less digital content on the Internet which consumers can obtain at no cost. To the extent that less free digital content is available on the Internet, demand for our CD-recording software may be harmed.

     If the installed base of CD recorders does not grow as expected, sales of our CD-recording software may decline.

     Sales of our CD-recording software and related services depend in large part on the continued growth of the installed base of CD recorders. While this installed base is rapidly expanding, we cannot assure you that this growth will continue as expected. Consumers may choose to purchase new PCs that do not include CD recorders, or existing PC owners may not purchase CD recorders as a stand-alone product in the numbers that are expected if an alternative technology emerges or if the demand for moving, managing and storing digital content is less than expected. Growth in the installed base of CD recorders may also be limited due to shortages in components required to manufacture CD recorders or other supply constraints. Additionally, as the market for CD recorders matures, we believe OEMs will encounter strong competition and may discontinue their participation in the market thereby potentially disrupting the supply of products.

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

     Completing and integrating any potential future acquisitions could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of intangible assets. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders' ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. As of September 30, 2001, we had an aggregate of $22.3 million of goodwill and other intangible assets, related to prior acquisitions. We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective April 1, 2001, and as such no longer amortize goodwill and acquired workforce intangibles, which are now classified as goodwill in the balance sheet in accordance with SFAS No. 142. We periodically review the unamortized balance to determine if the costs are realizable and may in the future make adjustments to the carrying balance or amortization period based upon these reviews. The amortization of the remaining other intangible assets are expected to result in additional charges to operations through the quarter ending March 31, 2003.

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

     Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Based on the selling entity, international sales accounted for approximately 22% and 34% of our net revenues for the six months ended September 30, 2001 and the year ended March 31, 2001, respectively. We anticipate that revenue from international operations will represent an increasing portion of net total revenue. Accordingly, our future revenue could decrease based on a variety of factors, including:

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

     The technology labor market is generally competitive, and, to grow our business, we must be able to hire and retain sufficient qualified technical, sales, marketing and administrative personnel in this market.

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

     California has recently been in an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue.

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

     We believe our capital requirements will vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in our operating results, financing activities, acquisitions and investments and inventory and receivables management. We believe that our future cash flow from operations, together with the cash contributed to us by Adaptec upon separation and the cash held by our foreign subsidiaries, will be sufficient to satisfy our working capital, capital expenditure and product development requirements for the foreseeable future. However, we may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in our business. Future equity financings would be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants. We may not be able to obtain financing with favorable interest rates or at all.

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

     Adaptec has agreed to provide transitional services to us, including services related to:

     . information technology systems;

     . supply chain;

     . product order administration;

     . buildings and facilities; and

     . finance and accounting.

     These services may not be provided at the same level as when we were part of Adaptec, and we may not be able to obtain the same benefits. Other than the lease for our corporate headquarters, these transitional service and leasing arrangements generally have a term of one year following the separation. After the expiration of these various arrangements, we may not be able to replace the transitional services or enter into appropriate leases in a timely manner or on terms and conditions, including cost, as favorable as those we receive from Adaptec.

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

     . general market conditions; and

     . domestic and international economic factors unrelated to our performance, such as the effects of the September 11, 2001 terrorist attacks on the United States.

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

     We sell our products primarily to original equipment manufacturers and distributors throughout the world. Sales to customers and cash and cash equivalents are primarily denominated in U.S. dollars and, as a result, we do not believe that our foreign currency risk is significant. Cash and cash equivalents are predominantly denominated in U.S. dollars.

     We do not currently hold any derivative instruments and do not engage in hedging activities. Also, we do not currently hold any variable interest rate debt or lines of credit. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     On February 13, 2001, several former stockholders of Incat Systems Software USA, Inc. filed a lawsuit against Adaptec in the Superior Court of California in the County of Santa Clara. The lawsuit stems from Adaptec's alleged failure to pay these former stockholders all of the amounts due to them based on an earn-out agreed to in connection with the acquisition of Incat. We have been asked to defend and indemnify Adaptec in such lawsuit pursuant to the terms of an agreement between us. The lawsuit requests a judgment against Adaptec for actual, compensatory and punitive damages, including interest, court costs, each in amounts to be proven, and reasonable attorneys' fees incurred. We believe the lawsuit is without merit and intend to vigorously defend our interests.

     On May 10, 2001, Gracenote, Inc. filed a lawsuit against us in U.S. District Court for the Northern District of California. In the complaint, Gracenote seeks unspecified damages and injunctive and other relief based upon claims including patent and trademark infringement and breach of contract. The lawsuit stems from the use of Gracenote's music recognition service in version 4 of our Easy CD Creator and Toast CD-burning software and our use of a competing music recognition service, Freedb.org. We believe that we have meritorious defenses to each of the claims alleged by Gracenote and we intend to defend ourselves vigorously. In addition, we have filed a number of counterclaims against Gracenote seeking unspecified damages, injunctive relief and other relief based upon claims including breach of contract, antitrust violations and tortious interference with business relationships.

     We are a party to litigation matters and claims which are normal in the course of our operations, and, while the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our business, financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.   None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 2001 Annual Meeting of Stockholders of Roxio, Inc. was held on September 20, 2001. At the meeting, Roxio's stockholders approved the re-election of W. Christopher Gorog as a director of Roxio for a three-year term ending at Roxio's 2004 Annual Meeting and until his successor is elected and qualified. The number of votes cast for Mr. Gorog at the 2001 Annual Meeting was 13,559,216 and the number of votes abstained was 682,239.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits  -

           See attached exhibit list for exhibits filed as part of this quarterly report.

     (b)   Reports on Form 8-K

           There were no reports on form 8-K filed during the three-month period ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ROXIO, INC.

                                     (Registrant)


Date: November 14, 2001
                                     By: /s/ Wm. CHRISTOPHER GOROG
                                         ---------------------------------------
                                         Wm. Christopher Gorog
                                         Chief Executive Officer, President and
                                         Director (Principal Executive Officer)

                                     By: /s/ R. ELLIOT CARPENTER
                                         ---------------------------------------
                                         R. Elliot Carpenter
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                   ROXIO, INC.
                                INDEX TO EXHIBITS

 Exhibit
  Number                            Description of Exhibit
-----------  -------------------------------------------------------------------

     2.1 First Amended and Restated Master Separation and Distribution Agreement effective as of February 28, 2001 between Adaptec and the Registrant (1)
     2.2 General Assignment and Assumption Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
     2.3 Indemnification and Insurance Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
     2.4 Master Patent Ownership and License Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
     2.5 Master Technology Ownership and License Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
     2.6 Master Confidential Disclosure Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
     2.7 Master Transitional Services Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
     2.8 Employee Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
     2.9 Tax Sharing Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
     2.10 Real Estate Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
     2.11 Manufacturing Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
     2.12 International Transfer of Assets Agreement dated May 5, 2001 between Adaptec Mfg(S) Pte Ltd. and Roxio CI Ltd. (1)
     2.13 Letter Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
     2.14 Amendment to the Tax Sharing Agreement dated July 19, 2000 between Adaptec and the Registrant (4)
     3.1     Amended and Restated Certificate of Incorporation of the Registrant
             (1)
     3.2     Amended and Restated Bylaws of the Registrant (1)
     3.3 Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (2)
     4.1     Form of Common Stock certificate of the Registrant (1)
     4.2 Warrant to Purchase Common Stock dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)
     4.3 Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)
     4.4 Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (2)
    10.1 Employment Agreement dated July 24, 2001 between R. Elliot Carpenter and the Registrant (4)
    10.2 Employment Agreement dated September 24, 2001 between Wm. Christopher Gorog and the Registrant

-----------------

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

      (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.

      (4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.