Form 10-Q
period 2001-12-31
ROXIO INC
filed 2002-02-14
CIK 1122787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32373

Roxio, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0551214 (IRS Employer Identification No.)

461 South Milpitas Boulevard, Milpitas, California 95035
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 635-7694

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of February 6, 2002 , there were 19,183,016 shares of the Registrant’s Common Stock outstanding, par value $0.001.

ROXIO, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ROXIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data, unaudited)

	December 31, 2001	March 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$60,593	$—
Accounts receivable, net of allowance for doubtful accounts of $918 and $155, respectively	19,201	31,525
Inventories	191	1,211
Prepaid expenses and other current assets	3,503	2,354
Deferred income taxes	3,482	3,133

Total current assets	86,970	38,223
Property and equipment, net	3,175	1,426
Goodwill, net	16,255	16,255
Other intangibles, net	5,758	10,268
Other assets	533	—

Total assets	$112,691	$66,172

LIABILITIES AND STOCKHOLDERS’ EQUITY / OWNER’S NET INVESTMENT
Current liabilities:
Accounts payable	$12,566	$7,721
Income taxes payable	1,654	9,508
Accrued liabilities	11,372	6,075
Current portion of capital lease obligation	443	—

Total current liabilities	26,035	23,304
Long term liabilities:
Long term capital lease obligation	891	—
Deferred income taxes	1,407	2,251

Total liabilities	28,333	25,555

Stockholders’ equity / Owner’s net investment:
Common stock, $0.001 par value; 100,000 shares authorized; 16,928 and 16,500 issued and outstanding	17	17
Additional paid-in capital	93,875	16
Deferred stock-based compensation	(8,462)	—
Accumulated other comprehensive income (loss)	(1)	402
Accumulated deficit	(1,071)	—
Owner’s net investment	—	40,182

Total stockholders’ equity / owner’s net investment	84,358	40,617

Total liabilities and stockholders’ equity / owner’s net investment	$112,691	$66,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Net revenues	$36,164	$27,496	$103,627	$85,568
Cost of revenues (excludes stock-based compensation charges of $14, $0, $89 and $0, respectively)	8,168	4,488	21,070	16,840

Gross profit	27,996	23,008	82,557	68,728

Operating expenses:
Research and development (excludes stock-based compensation charges of $208, $698,$1,307 and $1,994, respectively)	4,763	3,671	15,958	13,052
Sales and marketing (excludes stock-based compensation charges of $807, $0, $2,964 and $0, respectively)	13,510	8,813	35,149	23,682
General and administrative (excludes stock-based compensation charges of $309, $177, $2,024 and $177, respectively)	4,681	4,145	13,149	9,718
Amortization of intangible assets	1,433	3,861	4,297	11,581
Stock-based compensation charges	1,338	875	6,384	2,171

Total operating expenses	25,725	21,365	74,937	60,204

Income from operations	2,271	1,643	7,620	8,524
Other income	278	—	993	—

Income before provision for income taxes	2,549	1,643	8,613	8,524
Provision for income taxes	(1,910)	(472)	(6,604)	(3,033)

Net income	$639	$1,171	$2,009	$5,491

Basic and diluted net income per share	$0.04	$0.07	$0.12	$0.33

Weighted average shares used in computing basic and diluted net income per share
Basic	16,883	16,500	16,766	16,500

Diluted	17,591	16,500	16,945	16,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net income	$2,009	$5,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,121	12,382
Stock-based compensation charges	6,384	2,171
Provision for doubtful accounts	790	36
Deferred income taxes	(1,193)	(2,033)
Change in operating assets and liabilities:
Accounts receivable	14,110	(10,282)
Inventories	1,006	(801)
Prepaid expenses and other assets	(1,708)	(276)
Accounts payable	(4,974)	2,711
Income taxes payable	3,677	1,899
Accrued liabilities	5,297	699

Net cash provided by operating activities	30,519	11,997

Cash flows from investing activities:
Purchases of property and equipment	(866)	(1,233)
Purchases of other intangible assets	(95)	(1,525)

Net cash used in investing activities	(961)	(2,758)

Cash flows from financing activities:
Net cash transfers from (to) Adaptec	27,446	(9,239)
Principal payment on capital lease obligation	(30)	—
Proceeds from issuance of common stock	2,000	—
Proceeds from exercise of stock options	1,697	—

Net cash provided by (used in) financing activities	31,113	(9,239)

Effect of exchange rate changes on cash	(78)	—
Change in cash and cash equivalents	60,593	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$60,593	$—

Supplemental cash flow disclosure :
Cash paid during the period:
Interest paid	$8
Income taxes	$2,440	$—

Noncash investing and financing activities:
Capital lease obligation in connection with acquisition of equipment	$1,414	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)    Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Roxio, Inc., a Delaware corporation (“Roxio”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Roxio believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full year or any other period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Roxio’s annual report on Form 10-K for the year ended March 31, 2001.

The balance sheet as of March 31, 2001 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in Roxio’s annual report on Form 10-K for the year ended March 31, 2001.

Prior to legal separation on May 5, 2001, Roxio conducted its business as an operating segment of Adaptec, Inc. (“Adaptec”). Roxio’s consolidated financial statements have been carved out of the consolidated financial statements of Adaptec using the historical results of operations of the Adaptec software operating segment and historical bases of the assets and liabilities of Adaptec that Roxio comprises. Certain software products directly related to Adaptec’s hardware products, which were historically reflected in Adaptec’s software segment (SPG) results of operations in Adaptec’s segment reporting, were retained by Adaptec after legal separation. As such, the revenues and associated costs of sales and operating expenses related to these products have not been included in Roxio’s financial statements. Accordingly, the results reported herein do not reflect the software operating segment disclosures previously reported under Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” within the Adaptec annual reports. Prior to legal separation, the consolidated financial statements also included allocations to Roxio of certain shared expenses, including centralized legal, accounting, finance, manufacturing, real estate, information technology, distribution, customer services, sales, marketing, engineering and other Adaptec corporate services and infrastructure costs. The expense allocations have been determined on a basis that Adaptec and Roxio considered to be a reasonable reflection of the utilization of the services provided to Roxio or the benefit received by Roxio. Such allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value or the specific level of activity directly related to such costs.

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

ROXIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 12, 2001, the board of directors of Adaptec approved the distribution of all of the outstanding shares of Roxio’s common stock to the record holders of Adaptec common stock on April 30, 2001, with the exception of 190,941 shares that Adaptec continued to hold for issuance upon the exercise of an outstanding warrant to purchase Adaptec common stock. In the distribution, each holder of Adaptec common stock received as a dividend 0.1646 of a share of Roxio’s common stock for every one share of Adaptec common stock held on April 30, 2001, which was the record date for determining the holders of Adaptec stock entitled to receive the dividend. Roxio’s separation from Adaptec was completed on May 5, 2001, and the distribution of Roxio’s common stock by Adaptec to its stockholders was completed on May 11, 2001.

Adaptec and Roxio entered into a Master Separation and Distribution Agreement (the “Separation Agreement”) under which Adaptec contributed at legal separation (the “Separation Date”) $33.2 million in cash, which included $3.2 million in cash held by Roxio’s overseas subsidiaries to fund working capital as a stand–alone entity. Additionally, with the exception of approximately $11.5 million in income taxes payable, Adaptec transferred to Roxio, on the Separation Date, substantially all of the assets and liabilities that appeared on Roxio’s consolidated balance sheet. Also on the Separation Date, Roxio recorded a receivable of $2.7 million and a payable of $9.6 million with Adaptec, which were previously included in owner’s net investment.

(3)    Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which Roxio adopted effective April 1, 2001 and the implementation resulted in Roxio ceasing to amortize goodwill effective April 1, 2001. The following summary reflects the condensed consolidated results of operations as if SFAS 142 had been adopted at the beginning of the periods presented (in thousands, except net income per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Net income:
Reported net income	$639	$1,171	$2,009	$5,491
Effect of goodwill amortization	—	2,427	—	7,281

Adjusted net income	$639	$3,598	$2,009	$12,772

Basic and diluted net income per share:
Reported basic and diluted net income per share	$0.04	$0.07	$0.12	$0.33
Effect of goodwill amortization	—	0.15	—	0.44

Adjusted basic and diluted net income per share	$0.04	$0.22	$0.12	$0.77

The gross carrying amounts and accumulated amortization of intangible assets are as follows for the periods presented (in thousands):

	December 31, 2001		March 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Patents	$5,260	$3,156	$5,260	$1,841
Covenant not to compete	6,010	4,623	6,010	3,122
Purchased technology	3,258	2,687	3,258	1,873
OEM relationships	1,186	988	1,186	692
Trade name	1,479	1,110	1,479	740
Others	1,823	694	1,572	229

	$19,016	$13,258	$18,765	$8,497

Goodwill	$29,125	$12,870	$29,125	$12,870

ROXIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Roxio constitutes one reporting unit, as defined by SFAS 142. As Roxio’s market capitalization from the distribution date up to December 31, 2001 has been above the net book value, Roxio has determined that its goodwill has not been impaired.

The estimated future amortization expense for intangible assets as of March 31, 2002, 2003 and 2004 are as follows (in thousands):

2002	$ 6,350
2003	$ 3,815
2004	$ 354

$ 10,519

(4)    Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of a warrant issued in connection with a strategic relationship agreement with Virgin Holdings, Inc. (“Virgin”), an indirect subsidiary of EMI Group plc, and common stock issuable upon exercise of stock options using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Basic net income per share—weighted-average number of common shares outstanding	16,883	16,500	16,766	16,500
Effect of dilutive common equivalent shares:
Stock options outstanding	660	—	138	—
Warrant issued in relation to the Virgin agreement	48	—	41	—

Diluted net income per share—weighted-average number of common shares outstanding	17,591	16,500	16,945	16,500

For the three and nine months ended December 31, 2000, approximately 1.15 million stock options are excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive.

(5)    Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Accumulated other comprehensive income (loss) for the periods presented represents foreign currency translation items associated with Roxio’s Japanese and European operations. No tax effect has been provided on the foreign currency translation items for any period shown, as the undistributed earnings of Roxio’s foreign investments will continue to be reinvested.

ROXIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of comprehensive income are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Net income	$639	$1,171	$2,009	$5,491
Cumulative translation adjustment	(221)	(56)	(403)	(125)

Total comprehensive income	$418	$1,115	$1,606	$5,366

(6)    Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurements of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” which deferred the required date of adoption of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133,” which amends the accounting and reporting standards for certain derivative instruments and certain hedging activities. Roxio adopted these statements in its first quarter of fiscal 2002 and the adoption has not had a material effect on Roxio’s financial position or results of operations to date.

In July 2001, the FASB issued SFAS No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Roxio adopted the standard on July 1, 2001 and the adoption of SFAS 141 has not had a significant impact on its financial statements to date.

In July 2001, the FASB issued SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is required for fiscal years beginning after December 15, 2001 and can be early-adopted for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Roxio implemented SFAS 142 effective April 1, 2001 and the implementation resulted in Roxio ceasing to amortize goodwill effective April 1, 2001. The implementation also resulted in the reclassification of $1.1 million of certain intangible assets related to acquired work force to goodwill on Roxio’s balance sheet.

In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS 144 addresses accounting for the impairment of long-lived assets to be disposed of, and develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Roxio expects that the initial application of SFAS 144 will not have a material impact on its financial statements.

In November 2001, the FASB emerging Task Force (EITF) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product’s, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is fourth quarter ended March 31, 2002. Upon adoption we are required to reclassify all prior period amounts to conform to the current period presentation. We are currently evaluating the effects of these changes on our consolidated financial statements.

ROXIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Litigation

On February 13, 2001, several former stockholders of Incat Systems Software USA, Inc. filed a lawsuit against Adaptec in the Superior Court of California in the County of Santa Clara. The lawsuit stems from Adaptec’s alleged failure to pay these former stockholders all of the amounts due to them based on an earn-out agreed to in connection with the acquisition of Incat. Roxio has been asked to defend and indemnify Adaptec in such lawsuit pursuant to the terms of an agreement between the two parties. The lawsuit requests a judgment against Adaptec for actual, compensatory and punitive damages, including interest, court costs, each in amounts to be proven, and reasonable attorneys’ fees incurred. Roxio believes the lawsuit is without merit and intends to vigorously defend its interests.

On December 31, 2001, Roxio entered into a multi-year service agreement with Gracenote, Inc. pursuant to which Gracenote CDDB will provide the exclusive CD recognition service to current and future Roxio customers through Roxio’s Easy CD Creator, Toast and SoundStream current and future products. Concurrent with the execution of this service agreement, Roxio and Gracenote entered into a settlement agreement in relation to the lawsuit filed by Gracenote in the United States District Court for the Northern District of California on May 10, 2001, which agreement settled all outstanding litigation between the two companies.

Roxio is a party to litigation matters and claims which are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Roxio believes that the final outcome of such matters will not have a material adverse impact on its business, financial position or results of operations.

(8)    Capital Stock

On May 17, 2001, Roxio entered into a strategic relationship with Virgin to, among other things, develop technology solutions relating to CD-recording technology. As part of the agreement, Virgin will provide strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 of Roxio’s common stock at a price of $8.50 per share. Virgin also received a warrant to purchase 117,647 shares of Roxio’s common stock at a price equal to $8.50 per share. The warrant becomes exercisable by 25% each quarter following the initial agreement. In the first quarter of fiscal 2002, approximately $1.1 million in deferred stock-based compensation was recorded for the common stock issued. In relation to the common stock and warrant, approximately $257,000 and $364,000 respectively, of amortization expense was recorded and is included in stock-based compensation charges in the consolidated statement of operations for the third quarter of fiscal 2002, and approximately $704,000 and $1.1 million, respectively, was recorded for the first nine months of fiscal 2002.

(9)    Segment and Geographic Information

Segment information

Roxio has organized and managed its operations in a single operating segment which designs, develops and markets application software.

Geographic information

The following table presents net revenues by country and is attributed to countries based on location of the selling entity:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
	(in thousands)
United States	$27,729	$18,993	$80,225	$57,704
Singapore	—	1,089	2,084	10,292
Netherlands	8,382	—	16,584	—
Japan	—	3,376	2,813	10,515
Other countries	53	4,038	1,921	7,057

	$36,164	$27,496	$103,627	$85,568

ROXIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to our separation from Adaptec, some of our Japanese and European sales were made through Adaptec’s office in Singapore. These customers are now serviced by Roxio’s sales offices in the United States.

The following table presents net tangible long term assets by country based on the location of the assets:

	December 31, 2001	March 31, 2001
	(in thousands)
United States	$2,876	$1,123
Germany	415	294
Japan	390	—
Other countries	27	9

	$3,708	$1,426

Significant customers

One customer constitutes 32% and 30% of gross revenues for the third quarter and first nine months of fiscal 2002, respectively, compared to 9% and 19% for the comparable periods in the prior year.

(10)    Cash and Cash Equivalents

Prior to legal separation, Adaptec managed cash and cash equivalents on a centralized basis. Cash receipts associated with Roxio’s business have been transferred to Adaptec and Adaptec has funded Roxio’s disbursements. All changes in cash and cash equivalents were included in owner’s net investment for all periods presented. Following legal separation, cash and cash equivalents are stated at cost, which approximates fair value. We include in cash equivalents all highly liquid investments that mature within three months of their purchase date. Cash equivalents consist primarily of high-grade commercial paper, money market funds and debt instruments. Roxio maintains the majority of cash balances and all of its short-term investments with two financial institutions. Roxio invests with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.

(11)    Subsequent Event—Acquisition

On January 31, 2002, Roxio, through a wholly owned subsidiary, acquired all of the outstanding shares and assets of MGI Software Corp. in a two-step asset and stock acquisition. Under the terms of the definitive agreement for the acquisition, approximately 2.2 million shares of Roxio stock were issued to the stockholders of MGI at the close of the transaction. This acquisition will be accounted for as a purchase. As a result, the total purchase price will be allocated to tangible and intangible assets. Acquired intangible assets will be then amortized over their economic life, whereas the residual of the purchase price will be classified as goodwill and evaluated for impairment at least on an annual basis. Following this acquisition, Roxio has been notified of patent infringement claims relating to MGI’s software products. No litigation has been initiated in any of these cases and Roxio is currently in the process of assessing these claims to determine the amount of royalty payments, if any, owed by MGI.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation are forward-looking statements. When used in this report, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are set forth in this Report on Form 10-Q under “ Risks Relating to Our Business,” “Risks Relating to Separating Roxio from Adaptec” and “Risks Related to the Securities Markets and Ownership of Our Common Stock.” The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report.

Overview

Separation from Adaptec

We are a leading provider of digital media software solutions which allow individuals to personalize and store music, photos, video and data onto recordable CDs. We were incorporated in August 2000 as a wholly-owned subsidiary of Adaptec, Inc. (“Adaptec”) to conduct substantially all of the business of its software products group. Upon legal separation from Adaptec in May 2001, with the exception of approximately $11.5 million in income taxes payable, Adaptec transferred to Roxio, Inc. (“Roxio”) substantially all of the assets and liabilities that appear on Roxio’s consolidated balance sheet, as well as $33.2 million in cash, which included $3.2 million in cash held by our overseas subsidiaries. Also on the separation date, Roxio recorded a receivable of $2.7 million and a payable of $9.6 million with Adaptec, which were previously included in owner’s net investment.

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

Our Business

Historically, we have derived most of our revenues through sales of our CD-recording software products to original equipment manufacturers, or OEMs, which consist of PC manufacturers, CD-recordable drive manufacturers and integrators, and to distributors. Generally, OEMs bundle the standard version of our software together with their products pursuant to licensing agreements with us. Distributors resell stand-alone deluxe versions of our products to retailers of computer software products. Sales to OEMs for the third quarter and first nine months of fiscal 2002 represented 37% and 43% of our net revenues, respectively, compared to 75% and 62% for the third quarter and first nine months of fiscal 2001. Sales to distributors and direct sales to end users through our web site and (800) number collectively for the third quarter and first nine months of fiscal 2002 represented 63% and 57% of our net revenues, respectively, compared to 25% and 38% for the third quarter and first nine months of fiscal 2001.

Although sales to our distributors and direct sales to end users represented 63% and 57% of our net revenues during the third quarter and for the first nine months of fiscal 2002, the number of units sold to our distributors and end users represented less than 10% of the total number of units sold. In the future, we anticipate that CD-recording technology revenues from our standard products to OEMs will continue to decline as a percentage of total net revenues, as a result of strong pricing pressures in the PC industry. We anticipate that licensing fees for new features and technologies as well as increased revenues from sales of our deluxe products will continue to represent an increasingly larger percentage of total net revenues in future periods. International sales, defined as sales from our international subsidiaries, accounted for approximately 23% of our net revenues for both the third quarter and first nine months of fiscal 2002, compared to 31% and 33% for the third quarter and first nine months of fiscal 2001, respectively.

One customer constitutes 32% and 30% of gross revenues for the third quarter and first nine months of fiscal 2002, respectively, compared to 9% and 19% for the comparable periods in the prior year.

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

In July 1999, we acquired CeQuadrat GmbH, or CeQuadrat, a German-based software company providing CD- recording software products primarily in Germany. The acquisition provided us with enhanced product development and engineering expertise, as well as a greater European customer base. In March 2000, we acquired Wild File, Inc., or Wild File, the developer of our GoBack system recovery software. These acquisitions were accounted for as purchases and the results of operations are included in our financial statements from the dates of these acquisitions. Goodwill and other intangibles consist primarily of capitalized costs incurred through the acquisitions of Wild File and CeQuadrat. Until our current quarter ended December 31, 2001, these capitalized costs were amortized over their estimated useful lives of three years. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective April 1, 2001, and as such no longer amortize goodwill and acquired workforce intangibles, the latter are now classified as goodwill in the balance sheet in accordance with SFAS No. 142. We periodically review the unamortized balance to determine if the costs are realizable and may in the future make adjustments to the carrying balance or amortization period based upon these reviews.

Stock-based compensation charges relate to the amortization of costs associated with the assumption of restricted stock from the Wild File acquisition, stock and warrants issued to Virgin Holdings, Inc., or “Virgin”, an indirect subsidiary of EMI Group plc., stock options issued to employees, and the commitment of Roxio stock options to Adaptec employees who became Roxio employees as described in the paragraphs below.

Roxio 2000 Stock Option Plan

On December 20, 2000, a commitment was made to issue employees of Adaptec, who were projected to become and who subsequently became employees of Roxio at the date of legal separation, options to purchase 1.15 million shares of Roxio common stock with an exercise price of $8.50 per share. Prior to legal separation, approximately 400,000 additional options had been committed to be issued. Due to the binding nature of the commitment, the date of the commitment to grant the options was assumed to be the date of grant. The options will vest 25% on the one-year anniversary of the later of September 21, 2000 or the applicable employee’s hire date and 6.25% each quarter thereafter until fully vested. As the grants of these options constituted grants to non–employees, prior to the establishment of a measurement date the options were valued using the Black–Scholes valuation model with the following assumptions: expected life of 10 years, risk–free interest rate of 5%, volatility of 63% and dividend yield of 0%. The estimated fair value of the underlying common stock on the date of legal separation was $12.12 per share. The estimated fair value of the options granted was $9.72 and the aggregate fair value of $14.6 million was recognized over the service period, estimated to be 3.75 years. Approximately $2.4 million and approximately $832,000 were recorded and were included in stock-based compensation expense for the year ended March 31, 2001 and the quarter ended June 30, 2001 related to the period before legal separation, respectively.

On the date of legal separation, a final measurement date was established at which time certain employees of Adaptec became employees of Roxio and 1.5 million options were granted to these employees under the Roxio 2000 stock option plan. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation”, at the date of change in status from non–employees to employees, the accounting basis for the options changed and the compensation associated with these options was re–measured and fixed using the intrinsic value at that date as prescribed by Accounting Principles Board Opinion No. 25. In the first quarter of fiscal 2002, approximately $5.2 million in deferred stock-based compensation has been recorded for these options. During the quarter ended June 30, 2001, Roxio issued approximately 1.8 million stock options in addition to the options discussed above, and recorded approximately $6.6 million in deferred stock-based compensation. These options have vesting schedules that differ based on the individual employee’s contribution to Roxio. Approximately $718,000 and $3.8 million of amortization expense was recorded and is included in stock-based compensation charges on the consolidated statement of operations for the third quarter and first nine months of fiscal 2002. The remaining amortization expense will be recognized over the remaining service period of up to 4 years. All stock options issued after the first quarter of fiscal 2002 have been issued with an exercise price at or above the fair market value of the common stock at the grant date.

Issuance of Common Stock and Warrant

On May 17, 2001, Roxio entered into a strategic relationship with Virgin to, among other things, develop technology solutions relating to CD-recording technology. As part of the agreement, Virgin will provide strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 of Roxio’s common stock at a price of $8.50 per share. Virgin also received a warrant to purchase 117,647 shares of Roxio common stock at a price equal to $8.50 per share. The warrant becomes exercisable by 25% each quarter following the initial agreement. In the first quarter, approximately $1.1 million in deferred stock-based compensation was recorded for the common stock issued. In relation to the common stock, approximately $257,000 and $704,000 of amortization expense was recorded and is included in stock-based compensation charges on the consolidated statement of operations for the third quarter and first nine months of fiscal 2002, respectively. In relation to the warrant, approximately $364,000 and $1.1 million of amortization expense was recorded and is included in stock-based compensation charges on the consolidated statement of operations for the third quarter and first nine months of fiscal 2002, respectively.

Acquisition of MGI Software

On January 31, 2002, Roxio, through a wholly owned subsidiary, acquired all of the outstanding shares and assets of MGI Software Corp. in a two-step asset and stock acquisition. Under the terms of the definitive agreement for the acquisition, approximately 2.2 million shares of Roxio stock were issued to the stockholders of MGI at the close of the transaction. This acquisition will be accounted for as a purchase.

Basis of Presentation

Prior to legal separation on May 5, 2001, we conducted our business as an operating segment of Adaptec. Our consolidated financial statements have been carved out of the consolidated financial statements of Adaptec using the historical results of operations of the Adaptec software operating segment and historical bases of the assets and liabilities of Adaptec that our company comprises. Certain software products directly related to Adaptec’s hardware products, which were historically reflected in our results of operations in Adaptec’s segment reporting, were retained by Adaptec after legal separation. As such, the revenues and associated costs of sales and operating expenses related to these products have not been included in our financial statements. Accordingly, the results reported herein do not reflect the software operating segment disclosures previously reported under Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” within the Adaptec annual reports. Prior to legal separation, the consolidated financial statements also included allocations to us of certain shared expenses, including centralized legal, accounting, finance, manufacturing, real estate, information technology, distribution, customer services, sales, marketing, engineering and other Adaptec corporate services and infrastructure costs. The expense allocations have been determined on a basis that Adaptec and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. Such allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value or the specific level of activity directly related to such costs.

The financial information presented in this quarterly report is not necessarily indicative of our financial position, results of operations or cash flows in the future nor is certain of the financial information necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the periods presented.

Results of Operations

Comparison of Three and Nine Month Periods Ended December 31, 2001 and 2000.

Net Revenues

Net revenues increased 32% to $36.2 million in the third quarter of fiscal 2002 from $27.5 million for the comparable quarter in the prior year. Net revenues increased 21% to $103.6 million in the nine months of fiscal 2002 from $85.6 million for the comparable period in the prior year. The growth in net revenue over the comparable period in the prior year resulted primarily from continued distributor sales of our Easy CD creator 5.0 product which was released in the fourth quarter of fiscal 2001. Distributor and retail revenues accounted for $22.7 million or 63% of net revenues in the quarter ended December 31, 2001 as compared to $6.9 million or 25% of net revenues for the comparable quarter in the prior year. Distributor and retail revenues accounted for $59.3 million or 57% of net revenues in the first nine months of fiscal 2002 as compared to $32.8 million or 38% for the comparable period in the prior year. OEM revenues for the third quarter and first nine months of fiscal 2002 accounted for $13.5 million or 37%, and $44.4 million or 43%, of net revenues, respectively, compared to $20.6 million or 75%, and $52.8 million or 62%, for the third quarter and first nine months of fiscal 2001.

Gross Margin

Gross margin was 77% and 80% of net revenues for the third quarter and first nine months of fiscal 2002, respectively, compared to 84% and 80% for the comparable periods of fiscal 2001, respectively. The decrease in gross margin from the third quarter of fiscal 2001 to the third quarter of fiscal 2002 was primarily due to an increase in technical support costs and an increase in production costs resulting from and the change in the revenue mix which trended towards an increase in distributor revenues which had a lower gross margin than OEM revenues. Gross margin remained unchanged for the first nine months of fiscal 2002 as compared to the same period in the prior year. The change in the revenue mix towards distributor revenues resulted in an increase in production costs which were offset by a reduction in technical support costs.

Operating Expenses

        Research and Development.    Research and development expenses increased 30% to $4.8 million in the quarter ended December 31, 2001 from $3.7 million for the comparable quarter in the prior year. Research and development expenses increased 22% to $16.0 million in the first nine months of fiscal 2002 from $13.1 million for the comparable period in fiscal 2001. This increase was driven by additional personnel and consultants to support increased product development efforts for both CD and DVD-recordable software products. We expect that research and development expenses will increase in absolute dollars for the foreseeable future as we intend to continue to invest in product development.

Sales and Marketing.    Sales and marketing expenses increased 53% to $13.5 million in the quarter ended December 31, 2001 from $8.8 million for the comparable quarter in the prior year. Sales and marketing expenses increased 48% to $35.1 million in the first nine months of fiscal 2002 from $23.7 million for the comparable period in the prior year. This increase primarily resulted from increased staffing associated with expanding our marketing team to pursue revenue generating opportunities and increased advertising and promotion expenses related to building our product brands. We expect that sales and marketing expenses will increase in absolute dollars for the foreseeable future as we intend to invest in marketing and advertising focused on building the corporate identity and brand of Roxio, and to continue our current efforts to build our product brands.

General and Administrative.    General and administrative expenses increased 13% to $4.7 million in the quarter ended December 31, 2001 from $4.1 million for the comparable quarter in the prior year. General and administrative expenses increased 35% to $13.1 million in the first nine months of fiscal 2002 from $9.7 million for the comparable period in the prior year. This increase resulted primarily from payroll and other related costs associated with establishing a senior management team and dedicated human resources, information technology and finance support for us to operate as a stand-alone entity. The increase in the first nine months of fiscal 2002 was partially offset by a decrease to general and administrative expense as a result of the $2.0 million in cash received in connection with the settlement of the Prassi litigation in June 2001.

Amortization of Goodwill and Other Intangibles.    Amortization of goodwill and other intangibles decreased 63% to $1.4 million in the quarter ended December 31, 2001 from $3.9 million for the comparable quarter in the prior year. Amortization of goodwill and other intangibles decreased 63% to $4.3 million in the first nine months of fiscal 2002 from $11.6 million for the comparable period in the prior year. This decrease was due to the early adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, which resulted in the cessation of goodwill amortization expense effective April 1, 2001. Amortization of goodwill and other intangibles consist of amortization expense of goodwill and other intangibles acquired as part of the purchase of Wildfile and CeQuadrat.

Stock-Based Compensation Charges.    Stock-based compensation charges increased 53% to $1.3 million in the quarter ended December 31, 2001 from $875,000 for the comparable quarter in the prior year. Stock-based compensation charges increased 194% to $6.4 million in the first nine months of fiscal 2002 from $2.2 million for the comparable period in the prior year. For the third quarter and the first nine months of fiscal 2002, we amortized $1.3 million and $6.4 million, respectively, in non-cash charges primarily associated with employee stock options and the common stock and warrant issued as part of our agreement with Virgin. For the comparable periods in the prior year, we amortized $875,000 and $2.2 million primarily related to non-cash charges related to the assumption of restricted stock as part of the Wild File acquisition.

Provision for Income Taxes.    Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable and the change during the period in deferred tax assets and liabilities.

Our operating results historically have been included in Adaptec’s consolidated United States federal and state income tax returns. The provision for income taxes in our financial statements has been determined on a separate return basis. Our effective income tax rates were 75% and 77% for the third quarter and first nine months of fiscal 2002, respectively, and 29% and 36% for the comparable periods in the prior year, respectively. The increase in the effective tax rate was due to higher stock-based compensation charges for the quarter ended September 30, 2001 and first nine months of fiscal 2002. Prior to our separation from Adaptec, Roxio benefited from an advantageous tax rate system in Singapore, which resulted in a lower effective tax rate for the first nine months of fiscal 2001. We are subject to tax in jurisdictions in which we operate around the world. Our future effective tax rate will be impacted by our organizational structure and the geographic distribution of our worldwide revenue and profitability. As a result of these factors, our effective tax rate may vary in the future.

Liquidity and Capital Resources

Prior to legal separation, Adaptec managed cash on a centralized basis. Adaptec collected cash receipts associated with our business and provided us funding to cover our disbursements. Accordingly, we reported no cash or cash equivalents prior to legal separation on May 4, 2001. As of December 31, 2001, we reported cash and cash equivalents of $60.6 million. As of December 31, 2001 and March 31, 2001, we reported working capital of $60.9 and $14.9 million, respectively.

During the nine months ended December 31, 2001, we generated approximately $30.5 million in cash flow from operating activities as compared to the same period in the prior year when we generated approximately $12.0 million. Operating cash flows increased during the first nine months of fiscal 2002 as compared with the same period in the prior year as a result of decreases in accounts receivable, decreases in inventory, increases in non-cash charges for amortization of deferred stock-based compensation, and increases in accrued liabilities. These increases in cash were partially offset by uses of cash resulting from an increase in deferred income taxes, an increase in prepaid and other assets, a decrease in income taxes payable, a decrease in accounts payable, a decrease in Depreciation and Amortization due to the implementation of SFAS 142 and from decreased levels of net income from operations.

Net cash used in investing activities was approximately $961,000 and $2.8 million for the nine months ended December 31, 2001 and 2000, respectively. The net cash used in investing activities in the nine months ended December 31, 2001 and 2000 consisted of capital expenditures.

During the nine months ended December 31, 2001, we generated approximately $31.1 million in financing activities as compared to cash used of $9.2 million in the same period of fiscal 2001. With the exception of $2.0 million generated from the issuance of common stock and $1.7 million generated from the exercise of stock options in the first half of fiscal 2002, net cash generated from financing activities relates to net cash received from or transferred to Adaptec. For the same period in the prior year, all net cash used in financing activities represented returns of capital to Adaptec. Any other cash receipts or disbursements from/to Adaptec relate to operating activities and are classified as such in the cash flow statement and the discussion above.

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

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends, and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of new product introductions and our ability to transition between product versions;

•	product returns upon the introduction of new product versions and pricing adjustments for our distributors;

•	seasonal fluctuations in sales;

•	anticipated declines in selling prices of our products to original equipment manufacturers and potential declines in selling prices to other parties as a result of highly competitive pressures;

•	changes in the relative portion of our revenues represented by our various products and customers;

•
adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as PC manufacturing, on which we are particularly dependent;

•	foreign currency exchange rate fluctuations;

•	expenses related to possible acquisitions of other businesses;

•
changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products, due to lifecycles of our customers’ products ending earlier than expected or due to market acceptance of our customers’ products;

•	the impact of acts of war and terrorism on the U.S. economy and other major economies; and

•	timely and accurate reporting to us by our original equipment manufacturer customers of units shipped.

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

For the nine months ended December 31, 2001, and the year ended March 31, 2001, approximately 30% and 31%, respectively, of our gross revenue came from Ingram Micro. We expect that a significant portion of our revenues will continue to depend on sales of our products to a small number of distributors. Any downturn in the business of our distributors could seriously harm our revenues and operating results.

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

Because we sell a significant portion of our products to distributors, we are subject to many risks related to distributors’ businesses, including risks related to their inventory levels. Our distributors maintain significant levels of our products in their inventories. If they attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted. If we reduce the prices of our products to our distributors, we may have to compensate them for the difference between the higher price they paid to buy their inventory and the new lower prices. In addition, we are exposed to the risk of product returns from distributors, either through their exercise of contractual return rights or as a result of our strategic interest in assisting them in balancing inventories.

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

We believe that our CD-recording software has been successful in part because consumers want to personalize, store and access digital content. If digital content providers are successful in obtaining injunctions against web sites that facilitate the free distribution of digital content, there may be less digital content on the Internet which consumers can obtain at no cost. To the extent that less free digital content is available on the Internet, demand for our CD-recording software may be harmed.

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

We may fail to integrate successfully our acquisition of MGI Software. As a result, we may not achieve the anticipated benefits of this acquisition.

On January 31, 2002, Roxio, through a wholly owned subsidiary, acquired all of the outstanding shares and assets of MGI Software. Under the terms of the definitive agreement for the acquisition, approximately 2.2 million shares of Roxio stock were issued to the stockholders of MGI at the close of the transaction. Roxio completed this acquisition with the expectation that it would result in benefits to Roxio and its stockholders. However, the expected benefits may not be fully realized. Achieving the benefits of the acquisition will depend on many factors, including the successful and timely integration of the business, products, technology and operations of MGI Software. These integration efforts may be difficult and time consuming, especially considering the technical and complex nature of the companies’ products. Failure to achieve a successful and timely integration of MGI Software could have a material adverse effect on our business, financial condition and results of operations. Integration efforts may also divert significant management attention and resources. This diversion of attention could have an adverse effect on us during the transition period.

We may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to effectively integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results.

We have completed several acquisitions, including our acquisition of MGI Software in January 2002, and expect to continue to pursue strategic acquisitions in the future. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations.

Completing and integrating any potential future acquisitions could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of intangible assets. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. As of December 31, 2001, we had an aggregate of $20.9 million of goodwill and other intangible assets, related to prior acquisitions, which does not include goodwill and other intangible assets related to our acquisition of MGI Software in January 2002. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective April 1, 2001, and as such no longer amortize goodwill and acquired workforce intangibles, which are now classified as goodwill in the balance sheet in accordance with SFAS No. 142. We periodically review the unamortized balance to determine if the costs are realizable and may in the future make adjustments to the carrying balance or amortization period based upon these reviews. The amortization of the remaining other intangible assets are expected to result in additional charges to operations through the quarter ending March 31, 2003.

We could be subject to potential product liability claims and third party liability claims related to users’ reliance on our GoBack system recovery software.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Based on the selling entity, international sales accounted for approximately 23% and 34% of our net revenues for the nine months ended December 31, 2001 and the year ended March 31, 2001, respectively. We anticipate that revenue from international operations will represent an increasing portion of net total revenue. Accordingly, our future revenue could decrease based on a variety of factors, including:

•	changes in foreign currency exchange rates;

•	seasonal fluctuations in sales;

•	changes in a specific country’s or region’s political or economic condition, particularly in emerging markets;

•	unexpected changes in foreign laws and regulatory requirements;

•	trade protection measures and import or export licensing requirements;

•	potentially adverse tax consequences;

•	longer accounts receivable collection cycles;

•	difficulty in managing widespread sales and manufacturing operations; and

•	less effective protection of intellectual property.

We could suffer significant litigation expenses, incur substantial damages, be required to pay substantial license fees or be prevented from selling certain products.

Any litigation, with or without merit, could be time-consuming, divert management’s attention and resources, prevent product shipment, cause delays or require us to enter into royalty or licensing agreements, any of which could harm our business. For example, Adaptec was sued by the former principal shareholders of Incat Systems Software USA, Inc. in February 2001 for breach of contract and we may be asked to defend and indemnify Adaptec in such lawsuit pursuant to the terms of an agreement between Adaptec and us. While we believe that we have strong defenses to Incat’s claims, extended litigation will be costly and could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. Parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief which could effectively block our ability to license our products in the United States or abroad. Such a judgment could seriously harm our business.

Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. We cannot assure you that other third parties will not claim infringement by us with respect to our products and associated technology. While we do not believe that any of our products infringe the proprietary rights of third parties, we acquired all of our assets “as is” from Adaptec, and we may be unaware of intellectual property rights of others that may cover some of our technology. Claims of intellectual property infringement might require us to enter into costly royalty or license agreements. Following the acquisition of MGI on January 31, 2002, we were notified of patent infringement claims relating to MGI’s software products. No litigation has been initiated in any of these cases and we are currently in the process of assessing these claims to determine the amount of royalty payments, if any, owed by MGI. In the event that we are unable to obtain royalty or license agreements on terms acceptable to us or if we are subject to significant damages or injunctions against the development and sale of our products, our business would be harmed.

Third parties may infringe our intellectual property, and we may need to expend significant resources enforcing our rights or suffer competitive injury.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality and licensing arrangements to establish and protect our proprietary rights. We have filed over 100 patent applications in the past six years, covering general CD recording, audio transformations, improving data utilization and methods for saving and recording data. Thirty-four U.S. patents have been issued to us.

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

We rely on a continuous power supply to conduct our operations, and California’s current energy crisis could disrupt our operations and increase our expenses.

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

In connection with our separation from Adaptec, we changed the brand name and some of the trademarks and trade names under which we conduct our business. We believe that sales of our products have benefited from the use of the “Adaptec” brand. Our current customers, suppliers and partners may react negatively to the separation. In addition, the loss of the “Adaptec” brand may hinder our ability to establish new relationships.

We currently use some of Adaptec’s operational and administrative infrastructure, and our ability to satisfy our customers and operate our business will suffer if we do not develop our own infrastructure quickly and cost-effectively.

We currently use Adaptec’s systems, processes and personnel to support our operations, including systems to manage inventory, order processing, shipping and internal computing operations. Many of these systems and processes are proprietary to Adaptec and are very complex. These systems and processes have been modified, and are in the process of being further modified, to enable us to separately track items related to our business. These modifications, however, may result in unexpected system failures or the loss or corruption of data.

We are in the process of creating our own systems and processes to replace Adaptec’s systems and processes. We may not be successful in implementing these systems or processes and transitioning data from Adaptec’s systems to ours.

Any failure or significant downtime in Adaptec’s or our own information systems could prevent us from taking customer orders, shipping products or billing customers. In addition, Adaptec’s and our information systems and processes require the services of employees with extensive knowledge of these information systems and processes and the business environment in which we operate. In order to successfully implement and operate our systems and processes, we must be able to attract and retain a significant number of highly skilled employees. We cannot assure you that we will be able to attract and retain the highly skilled personnel required to implement, maintain, and operate our information systems and processes.

We may be required to indemnify Adaptec for tax liabilities it may incur in connection with its distribution of our common stock.

We have entered into a tax sharing agreement with Adaptec in which we have agreed to indemnify Adaptec for certain taxes and similar obligations that it could incur if the distribution does not qualify for tax-free treatment due to any of the following events:

•	the acquisition of a controlling interest in our stock after the distribution;

•	our failure to continue our business after the distribution;

•	a repurchase of our stock; or

•	other acts or omissions by us.

Internal Revenue Service regulations provide that if another entity acquires a controlling interest in our stock within two years of the distribution, a presumption will arise that the acquisition was made in connection with the distribution, causing the distribution to become taxable. This presumption may deter other companies from acquiring us for two years after the distribution. We may be held jointly and severally liable for tax liabilities we incurred as a result of our operations prior to our separation from Adaptec, and we cannot assure you that we will be able to recover from Adaptec any losses we may suffer. If we take any action or fail to take any action that would cause Adaptec’s distribution of our common stock to be taxable to Adaptec, our financial condition could be seriously harmed.

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

•	legal;

•	accounting;

•	finance;

•	manufacturing;

•	real estate;

•	information technology;

•	distribution;

•	customer service;

•	sales;

•	marketing; and

•	engineering.

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

Conflicts of interest may arise between Adaptec and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from Adaptec;

•	intellectual property matters;

•	employee retention and recruiting;

•	the nature, quality and pricing of transitional services Adaptec has agreed to provide us; and

•	business opportunities that may be attractive to both Adaptec and us.

Nothing restricts Adaptec from competing with us.

If the transitional services being provided to us by Adaptec are not sufficient to meet our needs, or if we are not able to replace these services after our agreements with Adaptec expire, we will be unable to manage critical operational functions of our business.

Adaptec has agreed to provide transitional services to us, including services related to:

•	information technology systems;

•	supply chain;

•	product order administration;

•	buildings and facilities; and

•	finance and accounting.

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

Risks Related to the Securities Markets and Ownership of Our Common Stock

We cannot assure you that our stock price will not decline.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	failure to meet analysts’ revenues or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance, such as the effects of the September 11, 2001 terrorist attacks on the United States.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We develop our software in the United States, Canada and Europe and sell it in North America, Europe, the Pacific Rim and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. For our foreign divisions whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using period-end exchange rates and translate revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income.

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

We sell our products primarily to original equipment manufacturers and distributors throughout the world. Prior to legal separation from Adaptec, sales to customers and cash and cash equivalents were primarily denominated in U.S. dollars. However, since legal separation we have been transitioning the sales of our international subsidiaries to Euro and Japanese yen. To date, foreign exchange gains and losses from these sales have not been material to our operations. Cash and cash equivalents are predominantly denominated in U.S. dollars.

We do not currently hold any derivative instruments and do not engage in hedging activities. Also, we do not currently hold any variable interest rate debt or lines of credit. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

PART II—OTHER INFORMATION

IT EM 1.    LEGAL PROCEEDINGS.

On February 13, 2001, several former stockholders of Incat Systems Software USA, Inc. filed a lawsuit against Adaptec in the Superior Court of California in the County of Santa Clara. The lawsuit stems from Adaptec’s alleged failure to pay these former stockholders all of the amounts due to them based on an earn-out agreed to in connection with the acquisition of Incat. We have been asked to defend and indemnify Adaptec in such lawsuit pursuant to the terms of an agreement between us. The lawsuit requests a judgment against Adaptec for actual, compensatory and punitive damages, including interest, court costs, each in amounts to be proven, and reasonable attorneys’ fees incurred. We believe the lawsuit is without merit and intend to vigorously defend our interests.

On December 31, 2001, we entered into a multi-year service agreement with Gracenote pursuant to which Gracenote CDDB will provide the exclusive CD recognition service to our current and future customers through our Easy CD Creator, Toast and SoundStream current and future products. Concurrent with the execution of this service agreement, we and Gracenote entered into a settlement agreement in relation to the lawsuit filed by Gracenote in the United States District Court for the Northern District of California on May 10, 2001, which agreement settled all outstanding litigation between us. Additional information about this lawsuit may be found in our quarterly reports on Form 10-Q for the quarters ended June 30, 2001 and September 30, 2001.

We are a party to litigation matters and claims which are normal in the course of our operations, and, while the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our business, financial position or results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS. None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5.    OTHER INFORMATION. None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits -

See attached exhibit list for exhibits filed as part of this quarterly report.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K on December 7, 2001, regarding the Combination Agreement dated December 3, 2001 between Roxio, Inc. and MGI Software Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROXIO, INC.

(Registrant)

Date: February 14, 2002

By:	/S/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog
Chief Executive Officer, President and
Director (Principal Executive Officer)

By:	/s/ R. ELLIOT CARPENTER
R. Elliot Carpenter
Chief Financial Officer
(Principal Financial and Accounting Officer)

ROXIO, INC.
INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	First Amended and Restated Master Separation and Distribution Agreement effective as of February 28, 2001 between Adaptec and the Registrant (1)
2.2	General Assignment and Assumption Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
2.3	Indemnification and Insurance Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
2.4	Master Patent Ownership and License Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
2.5	Master Technology Ownership and License Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
2.6	Master Confidential Disclosure Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
2.7	Master Transitional Services Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
2.8	Employee Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
2.9	Tax Sharing Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
2.10	Real Estate Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
2.11	Manufacturing Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
2.12	International Transfer of Assets Agreement dated May 5, 2001 between Adaptec Mfg(S) Pte Ltd. and Roxio CI Ltd. (1)
2.13	Letter Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
2.14	Amendment to the Tax Sharing Agreement dated July 19, 2000 between Adaptec and the Registrant (4)
2.15	Combination Agreement between MGI Software Corp. and the Registrant (4)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (1)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (2)
4.1	Form of Common Stock certificate of the Registrant (1)
4.2	Warrant to Purchase Common Stock dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)
4.3	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)
4.4
Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (2)

(1)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 7, 2002.