Form 10-K
period 2002-03-31
ROXIO INC
filed 2002-07-02
CIK 1122787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended
MARCH 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 000-32373

ROXIO, INC.
(Exact name of registrant as specified in its charter)
Delaware	77-0551214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

455 El Camino Real, Santa Clara, California	95050
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (408) 367-3100

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Series A Participating Preferred Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

As of June 27, 2002, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $142.2 million. For this computation, the company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the company and their associates as a group. As of June 27, 2002, the number of outstanding shares of common stock of the registrant was approximately 19,538,861.

ROXIO, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2002

    i

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

We are a Delaware corporation, and our principle executive offices are located at 455 El Camino Real, Santa Clara, California 95050.

You should not rely on forward-looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify such forward-looking statements. This annual report also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of certain markets. Forward-looking statements are subject to known and unknown risks, uncertainties and other facts that may cause our actual results to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” and elsewhere in this annual report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements, and we assume no obligation to update any such statements.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2002 annual meeting of stockholders, to be held on September 19, 2002, have been incorporated by reference into Part III of this annual report.

PART I

ITEM 1.    BUSINESS

We are a leading publisher of digital media software that enables consumers to create, manage, customize, share and archive their growing collection of rich digital media such as digital music, video and photographs. We provide software that enables individuals to record digital content onto CDs and DVDs. We also offer a complete line of photo and video editing products that position us to deliver a complete digital media solution to our customers. We are also a leading publisher of software used to restore lost or damaged data, thereby protecting customers from system crashes, virus damage, failed software installations and even user error.

The growth in the consumer’s collection of digital media is driven in large part by the availability of high-speed Internet access in the consumer’s home and office and by the consumer’s increased use of digital capture and recording devices. Our primary customers are consumers who increasingly wish to create rich, customized digital media from Internet content and from digital devices such as digital cameras, digital camcorders and CD players as well as from legacy non-digital materials, such as VHS tapes and vinyl records.

The primary benefit our products provide to our customers is the ability to archive, create, customize and share digital materials in formats compatible with the growing number of digital entertainment devices such as personal computers, CD and DVD players, compressed audio players and personal digital assistants

Separation from Adaptec

We were incorporated in August 2000 as a wholly-owned subsidiary of Adaptec, Inc. to conduct substantially all the business of Adaptec’s software products group. On April 12, 2001, Adaptec’s Board of Directors approved the distribution of all of the outstanding shares of our common stock to the holders of record of Adaptec common stock on April 30, 2001, with the exception of 190,941 shares that Adaptec held for issuance upon the exercise of an outstanding warrant to purchase Adaptec common stock. In the distribution, each holder of Adaptec common stock received as a dividend 0.1646 of a share of our common stock for every one share of Adaptec common stock held on April 30, 2001, which was the record date for determining the holders of Adaptec stock entitled to receive the dividend. Our separation from Adaptec was completed on May 5, 2001 and the distribution of our common stock by Adaptec to its stockholders was completed on May 11, 2001. During the period following the distribution and separation from Adaptec, we created our own infrastructure, organization and management structure and we are no longer dependent upon our former parent.

Industry Background

Greater access to the Internet and consumer electronics has increased the breadth of consumers’ personal collections of digital media. Consumers have fundamentally changed the way they use, manage, customize and interact with their collection of digital media, including digital music, photography, video and data. Consumers want the ability to conveniently create, manage, customize and move their collection of digital content using their PC in an easy and affordable manner.

Growth of Consumer Internet Connectivity Has Increased Consumer Access to Digital Media

According to Jupiter Research, the number of U.S. homes with high-speed Internet access will grow from a little over five million in 2000 to an estimated almost 35 million by 2005 (Source: Jupiter Internet Access Model, 8/01 (U.S. only)). International Data Corporation, or IDC, estimates that the number of people accessing the Internet will increase from nearly 394 million users worldwide in 2000 to 941 million in 2005. We believe that this trend, along with compression formats, will improve the consumer’s access to rich digital media. As this flow of digital media to consumers’ PCs via the Internet increases, consumers will ultimately need solutions to manage their personal collection of digital media and to move this personal collection from their PCs to other media such as CDs and DVDs.

The Growing Popularity of Web Sites Focused on the Electronic Distribution of Digital Media Has Increased Consumer Access to Digital Media

Content owners are expanding services directly and through partners such as Microsoft and Real Networks to broaden the distribution of their content through the Internet. Forrester Research estimates that almost 25% of media products sold online in 2004 will be digitally downloaded. Consumer demand for downloadable content, such as compressed audio files, has given rise to independent music web sites and subscription services such as Audible.com, EMusic.com, pressplay, MusicNet, Liquid Audio and MP3.com. This demand has also led traditional music content providers, including BMG, EMI, Sony and Universal, to begin to make their content available over the Internet.

The Increase in Demand for and Use of Digital Devices

More users than ever before are creating and capturing digital content by using consumer electronics devices such as digital cameras, digital camcorders, web cameras and scanners. This growth has created the demand for new software products for the PC that are easy to use, affordable and complete. For example, consumers of digital music content want this content to be portable and want the ability to create custom music CDs that are compatible with the installed base of CD players they use. Similarly, consumers want to transfer digital images taken from a digital camera or camcorder to their PC so that they can create and share photo albums, slide shows and photo postcards with their family and friends. Going forward, consumers are expected to want the ability to import full-motion video from their digital camcorders to their PCs in order to create DVDs that are playable in the growing number of consumer DVD players.

Today, the CD recorder, a term used to describe both CD-R and CD-RW drives, has become a mainstream PC peripheral device. Industry research firm Santa Clara Consulting Group estimates that the installed base of CD recorders will grow to over 200 million by the end of 2002. They also estimate that approximately 5 billion recordable CDs will be sold in 2002. An emerging trend is consumer adoption of a new kind of optical recorder that adds the ability to record to DVD media. DVD media have the advantage of greater storage capacity and more advanced video playback capabilities.

Our Solution

We provide a comprehensive family of software products that can create, manage, customize and move digital content from the PC to other media (i.e., CDs and DVDs). Our software is reliable, easy to use and compatible across a broad range of operating systems. For example, our Easy CD Creator product allows users to record music downloaded from the Internet, store digital photos and share large data files, such as PowerPoint presentations. Our PhotoSuite product enables users to capture, edit and share photographs on a PC or over the Internet. Our VideoWave product enables users to capture and combine edited video clips, animation, graphics, photographs, music and narration to create a video that can be shared on CDs, DVDs, video tape or over the Internet. Our GoBack system recovery software enables PC users to quickly recover their data and software applications in the event of system crashes, virus attacks or human error.

Our solutions provide the following key advantages to our customers:

Compatibility

We are in frequent contact with original equipment manufacturer, or OEM, customers and devote extensive resources to compatibility testing. For example, our CD recording software is compatible with approximately 1,600 CD/DVD recordable/rewritable drives. Our photo and video editing products support capture from the majority of digital photo and digital video cameras and camcorders as well as supporting numerous imaging standards. Our products support an extensive array of technical standards for audio, data, enhanced music, video and photo. In addition, our products support popular operating systems, including Microsoft Windows 95, 98, NT 4.0, Me, 2000 and XP and Apple’s Mac OS 9 and OS X.

Ease of Use

Our software is powerful but very easy to use. We have developed a user-friendly interface for the family of products that we sell. We strive to incorporate features into our products that reduce the steps required to perform common functions and to automate functions that would otherwise be complicated for users. For example, our CD/DVD recording software allows the user to perform technical tasks seamlessly with simple, easy-to-learn commands, and to perform a range of functions, including recording data, video or a combination of these. Our digital photo application provides one-button auto fix for correcting common photographic problems, and our video application features automatic scene detection for quickly turning raw footage into manageable clips ready for editing. Our DirectCD technology allows users to move or copy files to a CD using a drag and drop feature, in the same manner as they would save files to a floppy disk. Our GoBack product creates the powerful ability for a user to return their PCs harddrive to an earlier point in time and does this by conveniently giving the user logical points in the past to choose from. We conduct usability testing to ensure that our products are user-friendly and subject our products to a rigorous quality assurance process.

Quality

We believe that we have a reputation in the industry for producing high quality products. For example, we have received awards of recognition from leading industry publications, including E-Media, PC Magazine, PC Week and PC World. We invest substantial resources in our product development and test efforts to assure that our products work reliably across a broad range of configurations.

Broad Set of Features

Across our family of digital media software products, we deliver to our customers a very broad set of features that make it easy to create, manage, customize and move their digital media content. Our Easy CD Creator and Toast products provide a full suite of applications to customize and record audio, video, photographs and other data onto CDs. Our PhotoSuite and VideoWave products allow the user to capture photo and video content from virtually any source, manipulate and edit the content in a broad range of styles and then publish the content in various formats. Our GoBack system recovery software also provides numerous system back up and recovery features, enabling the user to undo common user errors such as deleting or overwriting files, and to restore the user’s hard drive to its former condition following a system crash or virus attack.

Our Strategy

Our objective is to become the leading provider of digital media software. We intend to pursue the following key strategic initiatives to accomplish our objective:

Continue to Pursue Strategic Relationships

To maintain strong relationships with PC manufacturers, as well as peripheral and consumer electronics OEMs, we plan to invest significant resources in product testing, quality assurance and OEM support. We also intend to actively pursue partnerships with complementary software application providers or online service providers who want to enhance their applications by incorporating or bundling Roxio technology with their product or service offering. We have included CD recording software with limited functionality in Microsoft Windows XP, Microsoft Windows Media Player 7, RealNetworks RealJukebox and RealNetworks RealOne Player. As part of these partnerships, Roxio’s brand is displayed whenever a CD is recorded and the user is presented with an offer to upgrade to a full-featured version of the Roxio product when he or she uses the Roxio technology.

We intend to promote broader application of our technology through the development of other strategic partnerships. Because our technology plays a key role in the movement of digital content from the PC to other media (i.e., CDs and DVDs) where it can be used in association with a range of consumer playback devices, we believe we are well positioned to participate through partnerships in the commercial delivery of digital content over the Internet and the protection of copyrighted material accessed through the Internet. Our partnership with pressplay, Sony and Universal’s music subscription service, provides us with a branded presence as described above and also provides us with recurring revenues from subscriber fees. We have a similar partnership with Audible.com for spoken word recordings, i.e., books, news publications and similar items.

We also plan to pursue strategic partnerships to create new channels for us to sell our system recovery products in the corporate enterprise and small and mid-sized business markets.

Continue to Broaden Our Distribution and Channels

Historically, our products have been primarily distributed through OEMs in the PC, optical drive and digital camera and camcorder markets. As our business has grown and consumer acceptance has increased, we have expanded into the retail channel with more full-featured products that are also designed as an upgrade to the standard versions of our software licensed to OEMs. We intend to continue to broaden our distribution within the retail channel to include not only traditional PC software retailers, wholesalers and cataloguers, but also mass merchant retailers. As more users become comfortable with direct web purchases of software, we also intend to increase sales of our products directly to users through the Roxio web store.

We believe that corporate information technology managers will seek to standardize their robust and high quality applications, which should provide us with a meaningful advantage. In addition, we see an opportunity for our system recovery and archival software products to add value to client desktops, incremental to standard antivirus and backup programs. Therefore, we intend to increase our focus and sales efforts toward corporate end users as CD and DVD recorders penetrate into the standard corporate PC platforms, replacing the floppy disk as the ubiquitous removable media.

Continue to Build Our Consumer Brands

Following our separation from Adaptec, we embarked on a broad branding program to ensure that our leading products and our position in the digital media sector would be strongly associated with the Roxio name. Roxio and our leading CD recording product Easy CD Creator have benefited greatly from this initiative and we believe we have already been very successful in achieving strong recognition within our targeted demographic segments. We view the brand recognition of Roxio as a leader in digital media software as a significant asset to us and we believe that such brand recognition can substantially increase our overall sales. We will therefore continue to invest in print, television and co-marketing campaigns over the coming years to maintain our brand leadership.

Continue to Invest in New Products and Technologies

We plan to continue to invest in product development and to improve our technology to expand the breadth of our product offerings and to continue to maintain compatibility with technology standards. For example, we expect DVD usage to grow to meet the demand for higher capacity multimedia applications such as video and data storage and believe that as the number of DVD recorders and players grows over the next several years, DVD will emerge as a widely used technology. Therefore, for our recording products, we intend to invest in new technologies that will enable our products to be compatible with future DVD recording standards. We also intend to invest in new technologies that will enable our products to be compatible with emerging standards for the protection of copyrighted material, digital appliances and new operating systems. Additionally, we intend to invest in increasing the level of integration and common usability of our applications.

Continue to Acquire Companies and Technologies

When appropriate, we have acquired companies and/or their products and technologies to expand upon and complement our product offerings. In 1996, we acquired Incat Systems Software USA, Inc., or Incat, for Adaptec common stock and other cash consideration. Incat provided our initial entry into the CD-ROM and CD-R mastering software market. In 1996, we acquired the CD Creator product line from Corel Corporation for a purchase price of $12 million, and in 1997 we acquired the Mac-based Toast CD recordable technology for a purchase price of $8 million. In July 1999, we acquired CeQuadrat GmbH, or CeQuadrat, for approximately $24 million. CeQuadrat is a German-based software company providing CD recording software products primarily in Germany. This acquisition provided us with enhanced product development and engineering expertise, as well as a large European customer base. In March 2000, we acquired Wild File, Inc. the developer of our GoBack system recovery software, for Adaptec common stock and cash consideration totaling approximately $28.5 million. In January 2002, we acquired MGI Software Corp., or MGI Software, for a combination of our common stock and cash consideration totaling approximately $34.2 million. MGI Software is a developer of imaging products and digital video and photography solutions.

In order to expand our product offerings and take advantage of new market opportunities, we may acquire or invest in other complementary businesses, products and technologies in the future. We believe that future acquisitions, where appropriate, can enable us to rapidly expand our product offerings and customer base and take advantage of new market opportunities.

Products

Our current product offerings consist of the following:

Easy CD Creator

Easy CD Creator allows users to create their own music, photo, video and data CDs using the CD and DVD recorders on their PC. Easy CD Creator is currently compatible with the Microsoft Windows 95, 98, NT 4.0, Me, 2000 and XP operating systems. Easy CD Creator is available to our OEM customers in a Standard Edition and at retail in a more feature-rich Platinum Edition. The user interface on Easy CD Creator Standard Edition highlights additional premium features available in the Platinum Edition that are not available on the Standard Edition. We plan to release additional versions of Easy CD Creator throughout fiscal 2003 that will enhance existing applications and will add new functionality including, among others, DVD video support.

The following table sets forth key features of the three editions of our Easy CD Creator software:

Easy CD Creator	Distribution	Key Features

Audio Recording Plug-in Edition	Microsoft Windows Media Player, and RealNetworks Real- Jukebox and RealOne	• Record audio files, such as MP3, to CD at up to 2x recording speed

Standard Edition	PC and CD/DVD recordable drive manufacturers and integrators	• Record at full speed • Store any kind of file to CD, including presentations, photos, videos or data • DVD data premastering to DVD-R, DVD-RAM, DVD-RW, DVD+RW drives

• Create custom audio CDs from an existing CD collection

• Convert MP3 tracks to CD audio while playing the track

• Download artist/title information from online music database

• Use DirectCD to drag and drop files to CD in Windows Explorer

• Make a copy of a CD

• Download new drive support and product updates online
Platinum Edition	Distributors, retail and direct sales	All features of the standard version, plus: • Encode CDs into MP3 format

• Create MP3 CDs

• Customize transitions between songs with special effects

• Move albums or cassettes to CDs

• Create photo albums and slide shows on CDs

• Design and print custom CD labels and jewel case inserts

• Protect PC hard drive data with the Take Two backup application

• Create video CDs that can be played back on video CD or DVD players

• Create video postcards

Burning Plug-ins

Roxio offers CD burning plug-ins for the Microsoft Windows Media Player, the RealNetworks RealJukebox, the RealNetworks RealOne Player and the pressplay service. Roxio also plans to provide a plug-in for Audible.com in summer 2002. The plug-ins integrate our burning technology within these products and online services to enable consumers to burn audio content onto CDs.

PhotoSuite

Acquired through the acquisition of MGI Software, our PhotoSuite line of products consists of a family of consumer-level digital photo software applications. PhotoSuite 4 Platinum is the flagship application, offering a comprehensive range of digital photography capabilities for editing, organizing, sharing digital photographs. PhotoSuite Platinum is sold world wide through our retail channel. PhotoSuite 4 Standard is a derivative of

Platinum, offering fewer features in each of the key functional areas of the application. PhotoSuite 4 Standard is sold as the secondary retail product, and through partnerships with OEMs who bundle the application with their hardware solutions. The PhotoSuite line of products also includes the PhotoSuite Mobile Edition, which allows users to transfer photos and video clips from the desktop to a handheld mobile device. PhotoSuite Mobile ships standard on all m-series handhelds as part of our ongoing OEM agreement with Palm Inc. Roxio branded versions of both PhotoSuite 4 Standard and Platinum began shipping in June 2002.

VideoWave

The VideoWave product line consists of our consumer-level PC-based video editing and authoring software. We acquired this product line through the acquisition of MGI Software. VideoWave Power Edition is designed for the video enthusiast that wants some degree of creative freedom in capturing, editing and authoring PC-based video. VideoWave Movie Creator Edition offers two highly automated editing modes that remove the complexity of manipulating PC-based video. VideoWave pioneered the use of “storyline” editing, which reduces the complexity of assembling a sequence of video clips and, through a broad range of transitions and special effects, enables the creation of professional-looking video, which can be output to video tape or burned to CD and DVD.

VideoWave Power Edition and VideoWave Movie Creator Edition are available to retailers. Roxio also offers OEMs feature-limited Standard Edition versions of these products. We plan to release new versions of the products under the VideoWave and Roxio names and Roxio family of products in fiscal 2003. We plan to include enhancements in automated video editing and CD and DVD authoring capabilities in the new versions of these products.

GoBack

Our GoBack system recovery software enables users to revert their hard drives to a former condition at a previous point in time. This capability allows users to recover more quickly and easily from system crashes, virus attacks or user errors. For PC support organizations, GoBack can reduce the number of service calls and increase user productivity. GoBack is currently compatible with the Microsoft Windows 95, 98, Me, NT 4.0, 2000 and XP operating systems. GoBack provides the following key features and benefits:

•	Provides protection continuously and transparently;

•	Protects all files on the system; and

•	Can recover data even when Windows fails to start, without requiring a special boot disk.

Toast Titanium

Toast Titanium, our recording software for the Macintosh, is a complete CD and DVD mastering application. Its functionality is similar to Easy CD Creator. It is optimized to run on both the Mac OS 9 and Mac OS X generations of Apple operating systems. We also offer a feature-reduced Lite version of Toast for our OEM customers.

Toast with Jam

Toast with Jam is our pro audio CD mastering suite that is built for Mac OS 9 and Mac OS X. It includes all the features of Toast Titanium and adds advanced audio mastering features and applications.

WinOnCD

WinOnCD is our CD recording product targeted at the technical and professional user. It is marketed in Europe, with the strongest presence and brand recognition in Germany. WinOnCD is compatible with the Microsoft Windows 95, 98, NT 4.0, Me, 2000 and XP operating systems.

VideoPack

VideoPack is our DVD-Video, Video CD and Super-VCD recording product principally marketed in Europe. VideoPack automatically converts most common video and still image files, including AVI, JPEG, BMP and more, into DVD or Video CD compatible video files.

Strategic Relationships

We have established strategic relationships with Microsoft, RealNetworks, Symantec, pressplay and Audible under which we provide versions of our software with fewer features than the OEM versions provided to our PC and drive manufacturer customers. We have also established strategic relationships with Intel and Palm, whereby we have optimized our software or created unique products to run on their hardware platforms and, in certain instances, engaged in unique marketing of these capabilities. In addition, we have established strategic relationships in the music and audio space with pressplay and Audible under which our software plays a role in the digital distribution of content, allowing us to share in the revenues from this growing distribution channel. We believe that these strategic relationships enable us to penetrate additional markets, increase market awareness of our products, increase upgrade sales, provide broader digital media solutions and generate new sources of revenues.

Microsoft

In March 2000, we entered into a strategic relationship with Microsoft in which we agreed to provide Microsoft with our audio recording plug-in for inclusion in Microsoft’s Windows Media Player 7. In return, Microsoft agreed to promote our brand and software products, including displaying information about upgrades during the CD recording process. While we will not receive any direct revenues from this agreement, we will receive all of the revenues generated from product upgrades originating from this relationship. Additionally, in August 1999, we entered into a strategic relationship with Microsoft in which we agreed to supply a portion of our CD recording engine for integration into future Microsoft operating systems. The first Microsoft operating system to include this functionality is Windows XP. Under this agreement, Roxio receives marketing attribution within the Windows XP operating system.

RealNetworks

In December 1999, we entered into a strategic relationship with RealNetworks in which we agreed to provide RealNetworks with our audio recording plug-in, through which we can limit the speed at which users can burn music CDs, for inclusion in its RealJukebox product. In return, RealNetworks agreed to promote our brand and software products. While we will not receive any direct revenues from this agreement, we benefit from revenues generated on product upgrades originating from the RealNetworks web site. Additionally, we entered into a strategic relationship with RealNetworks in which we agreed to sell to RealNetworks upgrades to our audio-recording plug-in for RealJukebox users.

In December 2001, we expanded our strategic relationship with RealNetworks to provide RealNetworks with our audio recording plug-in for inclusion in its RealOne Player, an all-in-one digital media player, which integrates the functions of RealPlayer and RealJukebox, a media browser and content discovery window, and a subscription service. Additionally, we agreed to extend our strategic relationship with RealNetworks with regard to the sale of RealNetworks upgrades to our audio-recording plug-in for RealOne users.

Symantec

In August 2001, we entered into a relationship with Symantec, a leader in Internet security technology, through which we licensed GoBack 3 Personal Edition to Symantec for inclusion in Symantec’s retail version of Norton SystemWorks 2002, a comprehensive, integrated security solution designed to help keep PCs running at optimal performance levels. GoBack 3 Personal Edition provides basic hard drive recovery functionality. Users of Symantec’s Norton SystemWorks 2002 are able to upgrade from GoBack Personal Edition to GoBack 3 Deluxe direct from Roxio. We receive direct revenues from this agreement and revenues generated on product upgrades.

Intel

In 1996, with the launch of VideoWave 1.0, MGI Software entered into a strategic relationship with Intel in which we agreed to optimize certain software applications, historically PhotoSuite and VideoWave, for the Intel® Pentium® P4 processor architecture. In return, Intel agreed to promote these software products through co-marketing and co-promotion activities (e.g., product launches, trade shows, retail and OEM promotions), primarily demonstrating how our applications run faster on the Pentium P4 processor.

We are currently working with Intel to expand the scope of this relationship to include optimization, co-marketing and co-promotion of our optical media recording applications (e.g., Easy CD Creator) and collaboration with Intel on the development of future platforms and technologies.

Palm

In January 2001, MGI Software entered into a royalty-bearing license agreement with Palm, Inc. (“Palm”), under which MGI Software agreed to create and provide Palm with an application, PhotoSuite Mobile Edition, to allow Palm users to view, share and synchronize their photos and videos with their Palm device. PhotoSuite Mobile Edition included two components: (1) a desktop application for the PC/Mac, PhotoSuite Mobile Organizer, used to select photos and videos from source and prepare it for transfer to handheld, and (2) a Palm OS application for the handheld, PhotoSuite Mobile Album, used to view and share photos and videos on handheld.

Pressplay

In October 2001, we entered into a strategic relationship with Duet GP (dba pressplay), an equally held joint venture between Sony Music Entertainment and Universal Music Group (a unit of Vivendi Universal). Currently, consumers who subscribe to the pressplay service are able to use Roxio’s basic CD burning plug-in to burn pressplay content to CD at limited speed and then print labels for their burned CDs quickly and easily through the Basic Label Creator, which automatically includes song names, song duration and a personalized CD title. As an affiliate, we introduce our customers to “Roxio pressplay” through our web site, advertising programs, retail products and other marketing promotions. We receive revenues generated on product upgrades originating from the use of the plug-in or Basic Label Creator and also share in the recurring subscription revenues from consumers who sign up to our affiliate version of the pressplay service.

Audible

In February 2002, we entered into a strategic relationship with Audible, Inc., the Internet’s leading provider of premium, spoken word audio for PC-based listening or mobile playback, through which we agreed (1) to provide Audible with CD recording capabilities for Audible’s audio service, and (2) to become an Audible affiliate, offering consumers the ability to subscribe to or purchase Audible’s downloadable spoken word audio titles through our web site, advertising programs, retail products and other marketing promotions. We receive revenues generated from product upgrades and from delivering new customers to the Audible service.

Customers

We sell our software directly to OEMs of PCs, optical recorders, printers, scanners, digital camera and digital video camcorders as well as to integrators, distributors and end users. OEMs include standard versions of our software in their products sold to resellers and end users. Sales to PC manufacturers are becoming an increasing portion of our overall business. We expect that as more PCs are shipped with pre-installed CD recorders, our sales to drive manufacturers and to integrators as a percentage of our total revenues will decline. Integrators are companies that bundle hardware and software and sell the combination as a complete solution.

The majority of the Platinum versions of our software reach end users through retailers, who buy our products from our national and international distributors. Our retailers include traditional PC and software retailers as well as office superstores, warehouse clubs and cataloguers. For fiscal 2002, sales to one distributor, Ingram Micro, accounted for 24% of our gross revenues. We expect that as we expand our marketing efforts around our retail products and market our applications over the Internet, our retail and direct sales will increase as a percentage of our total revenues. Our direct sales channel was one of our fastest growing channels for the fiscal year ended March 31, 2002. We sell upgrades directly to end users through our web site and a toll-free number. We believe that our strategic relationships with Microsoft, pressplay, Audible and RealNetworks and our relationships with our OEM partners will enhance our ability to sell directly to end users.

Sales, Marketing and Support

We expend a large portion of our sales and marketing resources to market our products to OEMs. We believe that by partnering with leading OEMs, we will continue to be well positioned to introduce new products and develop new markets. We work closely with our OEM customers and we develop new products and solicit market feedback with them. Our sales and marketing efforts to OEMs include:

•	Working closely with OEMs to ensure that our software is compatible with their products;

•	Creating OEM awareness of our technical expertise and our brand; and

•	Co-marketing our software with their OEM products.

We market our products through major distributors who resell to computer retailers such as Best Buy, Comp USA, Fry’s Electronics and Staples, and Internet and catalog retailers such as Buy.com, CDW, Micro Warehouse and PC Connection. We build retail shelf presence through promotions, including point of sale displays, newspaper inserts and in-store training. We generate end user demand for our products through rebates, national advertising in targeted publications, numerous trade show appearances, web promotions, direct mail and e-mail, and press and publicity tours and events.

End users can currently purchase our products directly from us through our web site and toll-free number. We expect direct sales to customers as a percentage of our total net revenue to increase in the future partially as a result of increased sales of downloadable modules, plug-ins and unlockable versions that we make available through our web site.

Our advertising and promotional efforts are focused on our key brands and aggressively supporting our new product launches.

As of March 31, 2002, our sales, marketing and support staff consisted of 108 professionals, including field sales representatives, customer service personnel, product marketing, product management, channel marketing, marketing communications and market research personnel. A majority of our sales personnel are located in California.

As of March 31, 2002, our customer service organization consisted of 63 professionals who provide product and technical support to end users who purchase our products. Additionally, we provide secondary support to our PC and drive manufacturer customers.

Product Development

We believe that our expertise in engineering and research and development enables us to rapidly develop new technologies and products in response to emerging industry trends in optical storage and digital photo and video areas. The breadth of our technology enables us to offer effective digital media software solutions to our users. We have core competencies in the following areas:

Application Development

We have developed a broad range of PC software applications focused on delivering products that are both easy to use and sophisticated in functionality. We intend to continue to build our capabilities in this area, particularly in the digital photo and video areas.

Operating Systems

We have developed software that supports all of the major PC operating systems in use today. We have extensive expertise with system level software, including both PC file systems and device drivers. We also have development expertise with handheld devices such as the Palm OS.

Device Management

We have developed software that supports approximately 1,600 CD/DVD recordable/rewritable drives. We actively work with all of the major drive manufacturers to ensure compatibility. We actively participate in the planning of new technology initiatives and offer support for many newly designed drives.

Standards

To deliver products that are compatible and interoperable with many technology standards, we participate in and lead the development of certain technology standards. For example, we are on the Board of Directors of the Optical Storage Trade Association and we have been instrumental in promoting the CD-Universal Disk Format, a file system for use on optical media, as the industry standard. We have extensive experience with the different standards that govern CD and DVD disc formats.

As of March 31, 2002, we employed 204 engineers with specialties in application design, user interface design, middleware, device drivers and quality assurance. We maintain a sophisticated compatibility test lab and run our software through rigorous quality assurance tests. In the future we expect to continue to make significant investments in product development. Our research and development expenses totaled $14.0 million in fiscal 2000, $17.5 million in fiscal 2001 and $21.6 million in fiscal 2002.

Competition

The markets we are targeting are highly competitive, and we expect competition to increase in the future. Increased competition is likely to result in price reductions and may result in loss of market share, which could reduce our future revenues. Key competitors for sales of our CD recording software include Ahead, Applix, BHA, DataBecker, Oak Technology, Prassi, Sonic Foundry and Veritas. Competitors for our digital photo and video editing products include Adobe, ArcSoft, Microsoft, Pinnacle Systems, Sonic Solutions and Ulead. Our system recovery competitors include Microsoft and PowerQuest. Microsoft has included system-recovery related functionality in its Windows XP operating system. Additionally, Apple includes CD recording software for its operating system. Also, in an effort to differentiate their product offerings, our CD recordable drive manufacturer customers may acquire competing CD recording technologies to incorporate in their products.

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

Intellectual Property

Our success and ability to compete depend substantially upon our intellectual property. We have filed over 130 United States and foreign patent applications in the past seven years, covering video and image editing, general CD recording, audio transformations, enhanced data utilization and methods for saving and recording data. We currently have 58 United States and foreign patents issued, with terms ending in 2012 through 2018.

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

We own the core technology underlying our CD recording software. However, some specific deluxe features in our software, such as the PhotoRelay feature in the Platinum version of Easy CD Creator, are licensed from third parties. Some of these licenses are terminable at will.

Employees

As of March 31, 2002, we had a total of 454 employees, of which 63 were in customer service and support, 108 were in sales and marketing, 204 were in engineering and product development and 79 were in finance, administration and operations. Our future performance depends, in significant part, upon our ability to attract new personnel and retain existing personnel in key areas including engineering, technical support and sales. None of our employees are represented by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends, and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of new product introductions and our ability to transition between product versions;

•	product returns upon the introduction of new product versions and pricing adjustments for our distributors;

•	seasonal fluctuations in sales;

•	anticipated declines in selling prices of our products to original equipment manufacturers and potential declines in selling prices to other parties as a result of competitive pressures;

•	changes in the relative portion of our revenues represented by our various products and customers;

•
adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as PC or digital still or video camera manufacturing, on which we are particularly dependent;

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

Our CD/DVD recording software accounts for the majority of our revenues. If demand for this software falls, our sales could be significantly reduced and our operating results may suffer.

Historically, nearly all of our operating revenues have come from sales of our CD/DVD recording software. Any factors adversely affecting the pricing of, demand for or market acceptance of our recording software products, such as competition or technological change, would materially adversely affect our business and operating results. In particular, sales of our Easy CD Creator software account for a majority of our revenues. We expect that this product will continue to account for a significant portion of our software license revenues for the foreseeable future. Our future operating results depend on the continued market acceptance of our CD/DVD recording software, including future enhancements. Competition, technological change or other factors could decrease demand for these products or make these products obsolete.

If new technologies or formats replace the CD and DVD as the preferred method of consumers to store digital content, such as portable MP3 players, sales of our current recording software products could be seriously harmed. Additionally, if new consumer appliance technologies replace the PC as the preferred means of personalizing and managing digital content, our business could be seriously harmed.

If we fail to offer a compelling DVD burning software product to replace our CD burning software, then we may not replace the decline in CD burning software revenues with DVD burning software revenues.

Sales of our recording software and related services depend in large part on the continued viability of CD recording as the primary technology used to record and manage digital content. If DVD recording bypasses CD recording as the primary technology used to record and manage digital content and we fail to offer a DVD recording solution as popular as those of our competitors, then sales of our recording software may decline significantly.

We expect our future success will heavily depend on the sale of upgrades to our CD/DVD recording software products. If we fail to sell upgrades to such products effectively, our revenue may not increase and may decline.

Historically, we have derived a significant portion of our revenues from sales of our recording software products to original equipment manufacturers of PCs and CD and DVD recorders. Recently, because of competition in the PC and recorder drive industries and the diminishing margins PC and drive manufacturers have been experiencing, we have reduced the prices we charge PC and drive manufacturers to include our software in their product offerings. If this trend continues as anticipated, we expect that revenues derived from the sale of our CD and DVD recording software products to PC and drive manufacturers in total and as a percentage of net revenues will decline. As such, our future success will depend in part on our ability to sell software upgrades. Although we are developing marketing strategies to increase our sales of software upgrades, we cannot assure you that any marketing strategies we develop will be successful in increasing our upgrade rate or that users will not be content with the version of our software that is included in their PC, CD or DVD recorder purchase.

To grow our business, we must develop new and enhanced products, broaden our market, develop new distribution channels, and lead in the commercialization of new technology.

We sell our products in a market that is characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards. Without the timely introduction of new products, services and enhancements, our existing products and services will likely become technologically obsolete.

As we broaden our market to target enterprise customers, we will need to develop new marketing and sales strategies, build and train a new team, and institute new customer support procedures. If we are unable to effectively achieve the goals and challenges inherent in building a new market, the revenues generated from this endeavor may substantially miss the targets set by management.

Similarly, as we invest more into our direct online sales strategy, we need to develop the technical infrastructure to comply with strict security and privacy guidelines, incorporate new software delivery strategies, develop new marketing strategies and build and train a new team. We cannot guarantee you that we will be able to effectively achieve the goals and meet the challenges inherent in developing a new distribution channel, and can provide no assurance that increased investment in our online sales strategy will result in increased revenues.

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

If our products do not interoperate effectively with the hardware of our customers and consumers, our revenues will suffer.

We must design our digital content editing and burning products to interoperate effectively with a variety of hardware and software products, including CD and DVD recorders, PCs, digital still cameras, digital video recorders, printers, scanners and operating system software. We depend on significant cooperation with manufacturers of these products to achieve our design objectives and to produce products that interoperate successfully.

If we fail to establish, maintain or expand our strategic relationships for the integration of our software with the services of third parties, the growth of our business may cease or decline.

In order to expand our business, we must generate, maintain and strengthen strategic relationships with third parties. To date, we have established relationships with Microsoft and RealNetworks, through which they integrate our software into their services. We have also established strategic relationships with Audible.com and pressplay, which will offer our software in connection with their services. We may also need to establish additional strategic relationships in the future. If these parties do not provide sufficient, high-quality service or integrate and support our software correctly, or if we are unable to enter into successful new strategic relationships, our revenues and growth may be harmed. We cannot assure you that the time and effort spent on developing or maintaining strategic relationships will produce significant benefits for us.

In addition, Microsoft, RealNetworks or any future strategic partners may offer products of other companies, including products that compete directly with our products. For example, Microsoft has included system-recovery related functionality in its Windows XP operating system. Additionally, Microsoft and Apple include CD recording software in their respective operating systems. Although we have entered into an agreement to provide Microsoft with CD recording software with limited functionality, we cannot assure you that Microsoft will include our CD recording software in any future releases, that they will not include CD or DVD recording software from one of our competitors or that they will not develop their own CD or DVD recording software. If our strategic partners request functionality that we cannot or will not provide, they may decide to use our competitors’ products.

A significant portion of our revenues currently comes from one distributor, and any decrease in revenues from this or other distributors could harm our operating results.

Ingram Micro accounted for approximately 24% of our gross revenues for the year ended March 31, 2002, 21% for the year ended March 31, 2001 and 19% for the year ended March 31, 2000. We expect that a significant portion of our revenues will continue to depend on sales of our products to a small number of distributors. Any downturn in the business of our distributors could seriously harm our revenues and operating results.

We rely on distributors and retailers to sell our products, and disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

If our distributors attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted. If we reduce the prices of our products to our distributors, we may have to compensate them for the difference between the higher price they paid to buy their inventory and the new lower prices. In addition, we are exposed to the risk of product returns from distributors, either through their exercise of contractual return rights or as a result of our strategic interest in assisting them in balancing inventories.

If direct sales to customers through our own online channels increase, our distributors and retailers may suffer decreased sales as a consequence. These changes may cause our distributors to cease distribution or seek more favorable terms, which could seriously harm our business.

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

A disruption of our online delivery or transaction processing system could have a negative impact on revenues.

We expect that direct sales will account for an increasing portion of our overall sales particularly due to competitive pressures in the OEM markets. A reduction in the performance, reliability and availability of our online software delivery or transaction processing system will harm our ability to market and distribute our products and services to our users, as well as our reputation and ability to attract and retain users and customers.

We are substantially dependent on our relationships with original equipment manufacturers, and our failure to maintain or expand these relationships could cause demand for our products to decline.

Historically, we have derived a majority of our revenues from sales of our products to original equipment manufacturers, or OEMs, such as PC, digital still camera, digital video camera and drive manufacturers and integrators. These OEMs typically purchase and include the basic version of our software with hardware. As a result, these relationships also serve an important role in distributing our software to the end user and positioning the market for upgrades to our premium software products. If our competitors offer these OEMs more favorable terms or if our competitors are able to take advantage of their existing relationships with these OEMs, then these OEMs may decline to include our software with their hardware. The loss of any of our relationships with OEMs could harm our operating results.

Because sales to PC manufacturers in particular provide a significant means of distributing our software to end users, and because sales to PC manufacturers account for a significant portion of our revenues, a downturn or competitive pricing pressures in the PC industry could cause our revenues to decline.

The PC industry is highly competitive, and we expect this competition to increase significantly. In particular, we expect pricing pressures in the PC market to continue. To the extent that PC manufacturers are pressured through competition to reduce the prices of their PCs, they may be less likely to purchase our products on terms as favorable as we have negotiated with our current PC manufacturer customers, if at all. In addition, if the demand for PCs decreases, our sales to PC manufacturers will likely decline. If we are unable to sell our products to PC manufacturers in the amount and on the terms that we have negotiated with our current PC manufacturer customers, our revenues may decline.

If the installed base of CD and DVD recorders does not grow as expected, sales of our digital content management software may decline.

Sales of our CD and DVD recording software and related services depend in large part on the continued growth of the installed base of CD and DVD recorders. While this installed base is rapidly expanding, we cannot assure you that this growth will continue as expected. Consumers may choose to purchase new PCs that do not include CD or DVD recorders, or existing PC owners may not purchase CD or DVD recorders as a stand-alone product in the numbers that are expected if an alternative technology emerges or if the demand for moving, managing and storing digital content is less than expected. Growth in the installed base of CD and DVD recorders may also be limited due to shortages in components required to manufacture CD and DVD recorders or other supply constraints.

If the installed base of digital still cameras and digital video cameras does not grow as expected, sales of our digital image editing and burning software may decline.

Sales of our digital image editing and burning and related services depend in large part on the continued growth of the installed base of digital still cameras and digital video cameras. While this installed base is rapidly expanding, we cannot assure you that this growth will continue as expected. Consumers may reject digital photography or find the new digital still and video cameras too complicated to work or too expensive to purchase. Growth in the installed base of digital still cameras and digital video cameras may also be limited due to shortages in components required to manufacture digital still cameras and digital video cameras or other supply constraints.

If we are unable to compete effectively with existing or new competitors, including if these competitors offer OEMs better terms than we do, we could experience price reductions, fewer customer orders, reduced margins or loss of market share.

We compete in providing solutions for editing, moving, managing and protecting digital content. The markets for providing products and services offering these solutions are highly competitive, and we expect competition to increase in the future. Key competitors for sales of our CD and DVD recording software include Ahead, Applix, BHA, DataBecker, Oak Technology, Prassi, Sonic Foundry and Veritas. Key competitors for our digital photo and video editing software include Microsoft, Adobe, Sonic and Pinnacle Systems. Microsoft has included system recovery functionality in its Windows XP operating systems. We cannot assure you that this will not have a negative impact on future sales of our GoBack software. Additionally, Microsoft and Apple have included CD recording software in their respective operating systems and Apple has included DVD recording software in its operating system.

If we are unable to devote resources equivalent to those of our competitors, we could experience a loss of market share and reduced revenues.

Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements and may be able to leverage their customer bases and adopt aggressive pricing policies to gain market share. They may also devote greater resources to the development, promotion and sale of their products than we do. In addition, some of our competitors or potential competitors have existing relationships with hardware manufacturers, integrators or retailers that currently carry our products. If our competitors are able to exploit these existing relationships to expand into our product areas, our business could be harmed.

Digital content providers may claim that our CD recording software contributes to copyright infringement, and we could incur significant expenses or be prevented from selling our CD recording software.

In December 1999, A&M Records, Inc. and other record companies filed a civil suit against Napster, Inc., a peer-to-peer file sharing system, alleging copyright infringement and related state law violations. While the plaintiffs in the suit were ultimately successful, we believe that our software does not pose the same threats of copyright infringement as Napster’s software because there are legitimate, non-infringing uses for our software. However, we cannot assure you that a lawsuit will not be filed against us by third parties attempting to protect their rights with respect to music, video or other digital content. Such a lawsuit could be costly and time-consuming to defend and could result in significant damages or injunctions against the development and sale of certain of our products.

To the extent that consumers are no longer able to obtain digital content over the Internet, sales of our software may decline.

We believe that our CD recording software has been successful in part because consumers want to personalize, store and access digital content. If digital content providers are successful in curbing the use of other peer-to-peer file sharing services such as Kazaa and Morpheus, which facilitate the distribution of digital content, there may be less digital content on the Internet which consumers can obtain. To the extent that less digital content is available on the Internet, demand for our digital content editing and burning products may be harmed.

If we fail to release our products as scheduled, it would adversely affect our revenues and the growth of our business.

We may fail to introduce or deliver new product offerings, or new versions of existing products, on a timely basis or at all. If new versions of existing products or potential new products are delayed, we could experience a delay or loss of revenues and customer dissatisfaction. Customers may delay purchases of our current software products in anticipation of future releases. If customers defer material orders of our current software products in anticipation of new releases or new product introductions, our business would be seriously harmed.

If we fail to manage expansion effectively, we may not be able to successfully manage our business, which could cause us to fail to meet our customer demand or to attract new customers, which would adversely affect our revenue.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We plan to continue to increase the scope of our operations domestically and internationally. In addition, we plan to continue to hire a significant number of employees this year, including a few key management positions. This anticipated growth in future operations will place a significant strain on our management resources.

In the future we plan to continue to develop and improve our financial and managerial controls, reporting systems and procedures. In addition, we plan to continue to expand, train and manage our work force worldwide.

We must integrate our recent acquisition of MGI Software and we may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to effectively integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results.

We have completed several acquisitions and expect to continue to pursue strategic acquisitions in the future. In January 2002, we completed our acquisition of MGI Software, provider of our PhotoSuite and VideoWave digital content editing software. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations.

Completing any potential future acquisitions, and integrating MGI Software or other acquisitions, could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. As of March 31, 2002, we had an aggregate of $11.2 million of identifiable intangible assets related to prior acquisitions remaining to be amortized. The amortization of the remaining identifiable intangible assets will result in additional charges to operations through the quarter ending March 31, 2005. In addition, as of March 31, 2002, we had an aggregate of $51.4 million of goodwill, which is not subject to amortization. We periodically review the balances of goodwill and identifiable intangible assets to determine if the amounts are realizable and may in the future make adjustments to the carrying value or amortization periods of these assets based on these reviews. Any such adjustments to carrying values could result in significant charges to our operating results.

Acquisition-related costs can cause significant fluctuation in our net income.

Our recent acquisitions have resulted in significant expenses, including amortization of purchased software, which is reflected in cost of revenues, as well as charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total acquisition-related costs in the categories identified above were $7.3 million in fiscal 2002. Additional acquisitions, and any additional impairment of the value of purchased assets, could have a significant negative impact on future operating results.

We could be subject to potential product liability claims and third party liability claims related to users’ reliance on our GoBack system recovery software.

Our GoBack system recovery software may be heavily relied upon to protect important work product, data and other content against human error and computer viruses. Any errors, defects or other performance problems could result in financial or other damages to our customers. Although our license agreements generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. Product liability litigation, even if it is not successful, would likely be time consuming and costly to defend.

A significant portion of our revenues is derived from international sales. Economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our revenue.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. International sales accounted for approximately 29% of our net revenues for the year ended March 31, 2002. We anticipate that revenues from international operations will represent an increasing portion of net total revenues. Accordingly, our future revenues could decrease based on a variety of factors, including:

•	changes in foreign currency exchange rates;

•	seasonal fluctuations in sales;

•	changes in a specific country’s or region’s political or economic condition, particularly in emerging markets;

•	unexpected changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	trade protection measures and import or export licensing requirements;

•	potentially adverse tax consequences;

•	longer accounts receivable collection cycles;

•	difficulty in managing widespread sales and manufacturing operations; and

•	less effective protection of intellectual property.

We could suffer significant litigation expenses, incur substantial damages, be required to pay substantial license fees or be prevented from selling certain products.

Any litigation, with or without merit, could be time-consuming, divert management’s attention and resources, prevent product shipment, cause delays or require us to enter into royalty or licensing agreements, any of which could harm our business. Many of our competitors and other entities have applied for and received patents on technology related to digital content editing, authoring, and recording. Should any of these entities make particular claims against us, extended litigation will be costly and could harm our business. Patent litigation in particular has complex technical issues and inherent uncertainties. Parties making claims against us could secure substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to license our products in the United States or abroad. Such a judgment could seriously harm our business.

Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. For example, MGI Software, which we acquired in January 2002, has been notified by a number of companies that certain of MGI Software’s software products may infringe patents owned by these companies. In addition, MGI Software has been notified by a number of its OEM customers that they have been approached by one of these companies regarding possible patent infringement related to certain MGI Software software products that they bundle with their respective computer products. See Item 3—Legal Proceedings. We cannot assure you that other third parties will not claim infringement by us with respect to our products and associated technology. Claims of intellectual property infringement might require us to enter into costly royalty or license agreements. In the event that we are unable to obtain royalty or license agreements on terms acceptable to us or if we are subject to significant damages or injunctions against the development and sale of our products, our business would be harmed.

Third parties may infringe our intellectual property, and we may need to expend significant resources enforcing our rights or suffer competitive injury.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality and licensing arrangements to establish and protect our proprietary rights. We have filed over 130 U.S. and foreign patent applications in the past seven years, covering video and image editing, general CD recording, audio transformations, improving data utilization and methods for saving and recording data. Fifty-eight U.S. and foreign patents have been issued to us.

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

The practice of software piracy has become more widespread with the proliferation of broadband network connections and increased use of the Internet. Unauthorized copies of our software products continually appear in online auctions and web stores, and peer-to-peer file sharing networks allow individuals to download unauthorized copies of our software easily and quickly. It is difficult, expensive and time-consuming to police unauthorized copying and use of our products. Similarly technical anti-copy protections may have a serious impact on the performance of our software and its ease of use. We expect that software piracy will be a persistent problem for our software products. Despite our efforts, our revenues may be negatively impacted if this practice continues to increase.

Our software could be susceptible to errors or defects that could result in lost revenues, liability or delayed or limited market acceptance.

Complex software products often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We have in the past discovered, and may in the future discover, software errors in our new releases after their introduction. Despite internal testing and testing by current and potential customers, our current and future products may contain serious defects or errors. Any such defects or errors would likely result in lost revenues, liability or a delay in market acceptance of these products.

To grow our business, we must be able to hire and retain sufficient qualified technical, sales, marketing and administrative personnel.

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

We may encounter computer problems or a natural disaster at our headquarters, which could cause us to lose revenues and customers.

Viruses or bugs introduced into our product development, quality assurance, production and shipping, customer support or financial and administrative software systems could cause us to lose data, expose us to time and expense to identify and resolve the problem or delay product shipments. Furthermore, our headquarters are located in a single location in Santa Clara, California. We could be particularly vulnerable in a natural disaster, such as an earthquake. Any of these events could cause us to lose customers or damage our reputation, which would decrease our revenues.

Another significant terrorist attack could have a negative impact on our business.

A significant terrorist attack on U.S. soil or U.S.-based business interests abroad could cause a significant decline in demand for our products and disrupt our business. An attack could generally trigger a significant economic downturn, which could affect the consumer electronics and software industry as a whole. Further, an attack could disrupt our manufacturing and worldwide distribution of our products. Any terrorist attack could cause a significant decrease in our revenues.

If we repatriate cash from our foreign subsidiaries, we will incur additional income taxes that could negatively impact our results of operations and financial position.

A portion of our cash and cash equivalents are held by one or more of our foreign subsidiaries. If we need additional cash to acquire assets or technology or to support our operations in the United States, we may be required to repatriate some of our cash from these foreign subsidiaries to the United States. We are likely to incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position.

We may not be able to fund our future capital requirements and additional capital may not be available on favorable terms or at all.

We believe our capital requirements will vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in our operating results, financing activities, acquisitions and investments and inventory and receivables management. We believe that our future cash flow from operations, together with our current cash and the cash held by our foreign subsidiaries, will be sufficient to satisfy our working capital, capital expenditure and product development requirements for the foreseeable future. However, we may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in our business. Future equity financings would be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants. We may not be able to obtain financing with favorable interest rates or at all.

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

Though March 2001, our consolidated financial statements have been carved out from the consolidated financial statements of Adaptec using the historical operating results and historical bases of the assets and liabilities of the Adaptec business that we comprise. Accordingly, the historical financial information does not necessarily reflect what our financial position, operating results and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Through March 2001, Adaptec did not account for us, and we were not operated, as a separate, stand-alone entity for the periods presented.

Our historical costs and expenses through March 2001 include allocations from Adaptec for centralized corporate services and infrastructure costs, including legal, accounting, treasury, real estate, information technology, distribution, customer services, sales, marketing and engineering. These allocations were determined on bases that Adaptec and we considered to be reasonable reflections of the utilization of services provided to or the benefit received by us. During fiscal 2002, we incurred various costs related to transitional services from Adaptec. These costs were decreasing during this time period as we established our own infrastructure. The historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future.

Risks Related to the Securities Markets and Ownership of Our Common Stock

We cannot assure you that our stock price will not decline.

The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	general market conditions; and

•	domestic and international economic factors unrelated to our performance.

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

ITEM 2.    DESCRIPTION OF PROPERTY

Our principal executive offices are located in Santa Clara, California. The table below lists our leased or licensed facilities as of June 14, 2002.

Location	Description	Approximate Square Footage	Lease Expiration
Santa Clara, California	Corp. Headquarters	62,500	November 2006
Maple Grove, Minnesota	Office	20,555	October 2006
Richmond Hill, Ontario, Canada	Office	41,122	December 2008
Wurselin, Germany	Office/Warehouse	12,540	May 2005
Tokyo, Japan	Office	2,578	March 2003
Maastricht, The Netherlands	Office	1,733	November 2003

Through May 1, 2002, Adaptec leased space to us in their Milpitas, California corporate headquarters. In April 2002, we entered into a new lease agreement for our corporate headquarters in Santa Clara, California. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available to meet our development and expansion needs on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

On February 13, 2001, several former stockholders of Incat Systems Software USA, Inc. filed a lawsuit against Adaptec in the Superior Court of California in the County of Santa Clara. The lawsuit stems from Adaptec’s alleged failure to pay these former stockholders all of the amounts due to them based on an earn-out agreed to in connection with the acquisition of Incat. We have been asked to defend and indemnify Adaptec in this lawsuit pursuant to the terms of an agreement between the two parties. The lawsuit requests a judgment against Adaptec for actual, compensatory and punitive damages, including interest, court costs, each in amounts to be proven, and reasonable attorneys’ fees incurred. We believe the lawsuit is without merit and intend to vigorously defend our interests.

On May 10, 2001, Gracenote, Inc. filed a lawsuit against us in U.S. District Court for the Northern District of California alleging patent and trademark infringement and breach of contract. On June 13, 2001, we filed counterclaims against Gracenote alleging breach of contract, antitrust violations and tortuous interference with business relationships. On December 31, 2001, we entered into a multi-year service agreement with Gracenote under which Gracenote CDDB will provide CD recognition services to our current and future customers. Concurrent with the execution of this service agreement, we and Gracenote entered into a settlement agreement in relation to the lawsuit, which agreement settled all outstanding litigation between us.

On June 11, 2001, we entered into a settlement agreement with Prassi Software, Inc. and certain individuals in relation to a lawsuit filed by us and Adaptec in the United States District Court for the Northern District of California on April 6, 1998. According to the settlement, Prassi paid us $2,000,000 and assigned to us all rights in the product CD Right and CD Right Plus. Prassi kept the right to sell, distribute, copy and support the product CD Rep for professional CD mastering applications.

MGI Software Corp. has been notified by a number of companies that certain of MGI Software’s software products may infringe patents owned by these companies. We are investigating the nature of these claims and the extent to which royalties may be owed by MGI Software to these entities. In addition, MGI Software has been notified by a number of its OEM customers that they have been approached by one of these companies set forth above regarding possible patent infringement related to certain MGI Software software products that they bundle with their respective computer products. We estimate that the low end of the range of the cost to settle these claims is approximately $3.1 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, we have accrued $3.1 million related to the settlement of these claims in accrued liabilities in our consolidated financial statements included in this annual report.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of our customers. The patent at issue in the case has expired, and we intend to defend the action. Because the case is at an early state, the outcome cannot be predicted with any certainty.

We are a party to litigation matters and claims that are normal in the course of our operations, and, while the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our business, financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2002.

SPECIAL ITEM.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers and key employees:

Name	Age	Position
Executive Officers:
Wm. Christopher Gorog	49	Chief Executive Officer, President and Chairman of the Board of Directors
Thomas J. Shea	37	Senior Vice President and Chief Operating Officer
R. Elliot Carpenter	38	Vice President and Chief Financial Officer

Key Employees:
Philippe Cassereau	41	Vice President of Engineering
Bradford D. Duea	33	Vice President of Business Development
Vito Salvaggio	39	Vice President of Product Management
Scott A. Steinberg	37	Vice President of Marketing
William E. Growney, Jr.	31	General Counsel and Secretary

Wm. Christopher Gorog has served as our chief executive officer, president and a director since September 2000. In September 2001, Mr. Gorog was elected chairman of the Board of Directors of Roxio. From February 1999 to September 2000, Mr. Gorog served as a consultant in the entertainment and media industry, including serving as advisor to J.H. Whitney, an asset management company, in HOB Entertainment, Inc.’s acquisition of Universal Concerts. From November 1995 to February 1999, Mr. Gorog served as president of new business development at Universal Studios, an entertainment company. From January 1995 to November 1995, Mr. Gorog served as executive vice president of group operations at Universal Studios. Mr. Gorog earned a B.A.S. in Telecommunications and Film from San Diego State University.

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

R. Elliot Carpenter has served as our vice president since August 2000 and as our chief financial officer since July 2001. From February 2001 to July 2001, Mr. Carpenter served as our vice president of finance and from August 2000 to February 2001, he served as our corporate controller. Mr. Carpenter joined Adaptec in 1992 and held senior finance positions supporting Adaptec’s Software Products Group and SCSI Host Adapter Group. Most recently, Mr. Carpenter served as an assistant treasurer and director of mergers and acquisitions at Adaptec. Mr. Carpenter holds a B.A. in both Business Economics and Germanic Languages from the University of California at Santa Barbara. Mr. Carpenter is a Certified Public Accountant.

Philippe Cassereau has served as our Vice President of Engineering since joining Roxio in September 2001. Prior to joining Roxio, Mr. Cassereau served as Vice President, Engineering of BroadLogic Network Technologies, a provider of digital broadband satellite and terrestrial receivers. In l998, Mr. Cassereau served as Director of Hardware Engineering at Spruce Technologies, a provider of DVD authoring systems. From 1997 to 1998, Mr. Cassereau served as Vice President, General Manager, Digital Video Products of CagEnt Technologies, a provider of 3D graphics and digital video products. From l992 to l997, Mr. Cassereau served as Director, Digital Video Products of The 3DO Company, a provider of video gaming and digital video platforms. Mr. Cassereau holds a MSEE from Massachusetts Institute of Technology and a BSEE from Ecole Superieure d’ Electricite, France.

Bradford D. Duea has served as our vice president of business development since February 2001. From January 2000 to February 2001, Mr. Duea served as vice president, corporate development and corporate secretary of People Support, Inc., a provider of electronic customer relationship management solutions. From September 1996 to January 2000, Mr. Duea was an associate of O’Melveny & Myers LLP, a law firm. Mr. Duea holds a B.A. in Law and Society from the University of California at Santa Barbara, an M.B.A. in Finance and International Marketing from the University of Southern California, and a J.D. from the University of San Diego.

Vito Salvaggio has served as our vice president of product management since March 2002. From February 2001 to February 2002, Mr. Salvaggio served as vice president of marketing of Unimobile, Inc. a provider of wireless messaging solutions. From September 1997 to February 2001, Mr. Salvaggio served as Vice President of Marketing and Director of Product Marketing for Accrue Software, Inc. a provider of web analytics solutions. From August 1990 through September 1997 Mr. Salvaggio held a number of product management positions at Apple Computer, including Director of Product Marketing, Operating Systems. Mr. Salvaggio holds a B.Eng. in Electrical Engineering from Concordia University in Montreal, Canada and a Masters of Science in Management from the Massachusetts Institute of Technology.

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

William E. Growney, Jr. has served as our general counsel since April 2002 and as our secretary since April 2001. From April 2001 to April 2002, Mr. Growney served as our director of legal affairs. From September 1995 to April 2001, Mr. Growney was an associate at Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, a law firm. Mr. Growney holds a B.A. in Political Science and Economics from the University of California, Berkeley and a J.D. from Harvard Law School.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market under the symbol “ROXI.” The approximate number of holders of record of our common stock as of June 14, 2002 was 881.

Our common stock was first listed on the Nasdaq National Market on May 4, 2001. The range of high and low sales prices of our common stock, as reported by the Nasdaq National Market System, for fiscal 2002 is as follows:

Quarter Ended	High	Low
June 30, 2001	$16.58	$10.91
September 30, 2001	18.17	9.59
December 31, 2001	17.89	12.00
March 31, 2002	23.08	13.80

Equity Compensation Plan Information

We currently maintain five equity compensation plans: the 2000 Stock Option Plan (“2000 Plan”), the 2001 Stock Plan (“2001 Plan”), the 2001 Directors Option Plan (“Directors Plan”), the 2001 Employee Stock Purchase Plan (“ESPP”), and the 2002 Stock Plan (“2002 Plan”).

Equity Compensation Plans Approved by Stockholders.    Each of our 2000 Plan, 2001 Plan, Directors Plan and ESPP was approved by Adaptec, our sole stockholder at the time each plan was adopted.

Under the 2000 Plan and 2001 Plan, our Board of Directors, or a committee of the Board, may grant stock options and restricted stock awards to employees and consultants of Roxio or one of our subsidiaries and to Roxio directors. Restricted stock awards, however, may be granted only under the 2001 Stock Plan. The purchase price of any shares of our common stock subject to an award granted under either plan will be determined by our Board or a committee of the Board at the time of grant, and may be less than the fair market value of the underlying stock at that time. Awards granted under either plan may be fully vested at grant or subject to a vesting schedule determined by our Board or a committee of the Board. Each option granted under these plans will expire not more than ten years after its date of grant. Unvested shares of restricted stock are subject to repurchase by Roxio upon the termination of the holder’s employment or service. To date, no restricted stock awards have been granted.

Under the Directors Plan, stock options are automatically granted to Roxio’s non-employee directors. Options are granted at fair market value on the date of grant, vest on a quarterly basis over a four-year period and expire not more than ten years after the date of grant.

Employees participating in the 2001 Employee Stock Purchase Plan may purchase common stock at the end of each purchase period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning or the end of the period. Employees generally may contribute up to 10% of their base compensation to the purchase of stock under the plan. The plan operates in overlapping 24-month offering periods, and each offering period consists of four six-month purchase periods.

Equity Compensation Plan Not Approved by Stockholders.    The 2002 Plan did not require approval of, and has not been approved by, our stockholders. The 2002 Plan allows our Board of Directors, or a committee of the Board, to grant stock options and restricted stock awards to employees and consultants of Roxio or one of our subsidiaries. Employees who are Roxio officers and Roxio directors are not eligible to receive awards under the 2002 Stock Plan. To date, only stock options have been granted under the 2002 Stock Plan. The purchase price of any shares of our common stock subject to an award granted under the 2002 Stock Plan will be determined by our Board or a committee of the Board at the time of grant of the award, and may be less than the fair market value of the underlying stock at that time. Restricted stock awards granted under the 2002 Stock Plan may be fully vested at grant or subject to a vesting schedule determined by our Board or a committee of the Board. Each option granted under the 2002 Stock Plan will expire not more than ten years after its date of grant. Unvested shares of restricted stock are subject to repurchase by Roxio upon the termination of the holder’s employment or service. To date, no restricted stock awards have been granted.

Summary Table.    The following table sets forth, for each of Roxio’s equity compensation plans, the number of our shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2002.

Plan category	Number of shares of Roxio common stock to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options(2)	Number of shares of Roxio common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	4,101,203	$11.11	564,033	(3)(4)
Equity compensation plans not approved by stockholders	700,850	$14.48	49,150	(5)
Total	4,802,053	$11.60	613,183

(1)	This column does not reflect shares that may be acquired under the ESPP in the current purchase period because that number is not determinable until the end of the period.

(2)	This column does not reflect the price of shares that may be acquired under the ESPP in the current purchase period because that price is not determinable until the end of the period.

(3)
Of these shares, 435,681 were available under the ESPP and the balance is available for option grants under our other stockholder-approved equity compensation plans. Up to 9,200 of these shares are available for restricted stock award grants under the 2001 Plan.

(4)
On April 1 of each year during the term of the 2001 Stock Plan, the total number of shares available for award purposes under the 2001 Stock Plan will increase by the lesser of 2,000,000 shares or 6% of the total number of common shares issued and outstanding as of the immediately preceding March 31, or a lesser number determined by the Board of Directors. On April 1 of each year during the term of the Employee Stock Purchase Plan, the total number of shares available for purchase under the Employee Stock Purchase Plan will increase by the lesser of 100,000 shares or 1.5% of the total number of common shares issued and outstanding as of the immediately preceding March 31, or a lesser number determined by the Board of Directors. Accordingly, on April 1, 2002, the aggregate number of shares available for issuance under the 2001 Plan increased by 1,618,444 shares and aggregate number of shares available for issuance under the ESPP increased by 100,000 shares. The data presented in this table was calculated as of March 31, 2002 and does not reflect these increases, nor any possible future increases, to the number of shares available under these plans.

(5)	All of these shares are available for option and restricted stock award grants under the 2002 Plan.

ITEM 6.    SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial data of Roxio reflect our historical operating results and balance sheet data. Our consolidated statement of operations data set forth below for the years ended March 31, 1998, 1999, 2000, 2001 and 2002 and the consolidated balance sheet data as of March 31, 1999, 2000, 2001, and 2002 are derived from audited consolidated financial statements. The audited consolidated statement of operations for the years ended March 31, 2000, 2001 and 2002 and the audited consolidated balance sheet as of March 31, 2001 and 2002 are included elsewhere in this annual report. The consolidated balance sheet data as of March 31, 1998 is derived from our unaudited consolidated financial statements. This selected historical consolidated financial data should be read in conjunction with those financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere in this annual report.

The historical consolidated statements of operations data set forth below for the years ended March 31, 1998, 1999, 2000 and 2001 do not reflect any of the significant changes that have occurred in the operations and funding of Roxio as a result of our separation from Adaptec. In addition, the financial information presented below does not necessarily reflect what our financial position and operating results would have been had we operated as a separate, stand-alone entity during the years ended March 31, 1998, 1999, 2000 and 2001. The financial information presented below may not be indicative of our future performance. See “Risk Factors—Risks Relating to Separating Roxio from Adaptec—Because we separated our business from that of Adaptec, our historical financial information may not be representative of our results as a company separate from Adaptec.”

	Years Ended March 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$38,654	$43,129	$77,791	$121,908	$142,521
Cost of revenues	8,875	9,000	15,652	24,627	29,154

Gross profit	29,779	34,129	62,139	97,281	113,367
Operating expenses:
Research and development	6,835	8,621	13,917	17,532	21,637
Sales and marketing	10,516	17,715	18,548	34,560	49,247
General and administrative	2,917	4,020	9,716	15,392	19,327
Amortization of goodwill and other intangible assets	1,250	1,250	6,958	15,441	6,146
Stock-based compensation charges(1)	—	—	149	4,865	8,110
Write-off of acquired in-process research and development(2)	—	—	3,393	—	1,110

Total operating expenses	21,518	31,606	52,681	87,790	105,577

Income from operations	8,261	2,523	9,458	9,491	7,790
Other income, net	—	—	—	—	1,285

Income before provision for income tax and cumulative effect of a change in accounting principle	8,261	2,523	9,458	9,491	9,075
Provision for income tax	1,822	413	4,288	5,921	6,726

Income before cumulative effect of a change in accounting principle	6,439	2,110	5,170	3,570	2,349
Cumulative effect of a change in accounting principle, net of tax benefit	(345)	—	—	—	—

Net income	$6,094	$2,110	$5,170	$3,570	$2,349

Net income per share:
Basic	$0.37	$0.13	$0.31	$0.22	$0.14

Diluted	$0.37	$0.13	$0.31	$0.22	$0.13

Weighted average shares used in computing net income per share:
Basic	16,500	16,500	16,500	16,500	17,216

Diluted	16,500	16,500	16,500	16,500	17,518

(1)
For the year ended March 31, 2000, stock based compensation charges totaled $149, relating to research and development activities. For the year ended March 31, 2001, stock based compensation charges totaled $4,865, of which $45 relates to cost of revenues, $3,080 relates to research and development activities, $570 relates to sales and marketing activities and $1,170 relates to general and administrative activities. For the year ended March 31, 2002, stock based compensation charges totaled $8,110, of which $103 relates to cost of revenues, $1,515 relates to research and development activities, $4,159 relates to sales and marketing activities and $2,333 relates to general and administrative activities.

(2)
The consolidated statement of operations data for the year ended March 31, 2000 includes results of operations of CeQuadrat GmbH from July 1, 1999 and Wild File, Inc. from March 11, 2000. The acquisitions of CeQuadrat GmbH and Wild File, Inc. resulted in write-offs of acquired in-process research and development of $3,016 and $377, respectively. The consolidated statement of operations data for the year ended March 31, 2002 includes results of operations of MGI Software Corp. from January 31, 2002. The acquisition of MGI Software Corp. resulted in a write-off of acquired in-process research and development of $1,110.

	As of March 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$8,082	$4,708	$6,542	$14,919	$54,209
Total assets	17,980	10,249	57,866	66,172	156,632
Long-term obligations	—	—	—	—	2,843
Total owner’s net investment/stockholders’ equity	14,504	6,393	44,748	40,617	121,728

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this annual report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below, in “Risk Factors” and elsewhere in this annual report.

Overview

We are a leading publisher of digital media software that enables consumers to create, manage, customize, share and archive their growing collection of rich digital media such as digital music, video and photographs. We provide software that enables individuals to record digital content onto CDs and DVDs. We also offer a complete line of photo and video editing products. We are also a leading publisher of software used to restore lost or damaged data, thereby protecting customers from system crashes, virus damage, failed software installations and user error.

Separation from Adaptec

We were incorporated in August 2000 as a wholly-owned subsidiary of Adaptec, Inc., or Adaptec, to conduct substantially all of the business of its software products group. Upon legal separation from Adaptec in May 2001, with the exception of approximately $11.5 million in income taxes payable, Adaptec transferred to Roxio, Inc., or Roxio, substantially all of the assets and liabilities that appear on Roxio’s consolidated balance sheet, as well as $33.2 million in cash, which included $3.2 million in cash held by our overseas subsidiaries. Also on the separation date, Roxio recorded a receivable of $2.7 million and a payable of $9.6 million with Adaptec, which were previously included in owner’s net investment.

For approximately 12 months following the separation date, Adaptec provided transitional services and support in the areas of information technology systems, supply chain, buildings and facilities, marketing and communications, finance and accounting. Specified charges for transition services were generally cost plus 5% and, for products purchased from Adaptec, cost plus 10%. Although the fees provided for in the agreements were intended to represent the fair market value of these services, we cannot assure you that these fees necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing these services internally. However, we believe that purchasing these services from Adaptec provided an efficient means of obtaining these services during the transition period. We do not believe that these arrangements with Adaptec materially altered our financial position or results of operations during the transition period., Substantially all of the agreements for transitional services have been terminated.

During fiscal 2002, we negotiated new or revised agreements with various third parties as a separate, stand-alone entity. As part of Adaptec, we benefited from various economies of scale including shared global administrative functions, facilities and product distribution. In fiscal 2002, our costs increased as a result of our becoming a separate, stand-alone entity and our costs may increase further in the future as our transitional agreements with Adaptec are terminated.

Our Business

Historically, we have derived most of our revenues through sales of our CD recording software products to original equipment manufacturers, or OEMs, which consist of PC and CD recordable drive manufacturers and integrators, and to distributors. Generally, OEMs bundle the standard version of our software together with their products pursuant to licensing agreements with us. Distributors resell stand-alone Platinum versions of our products to retailers of computer software products. Sales to OEMs represented 59% of our net revenues in fiscal 2000, 60% in fiscal 2001 and 40% in fiscal 2002. Sales to distributors and direct sales to end users through our website and toll-free number collectively represented 41% of our net revenues in fiscal 2000, 40% fiscal 2001 and 60% in fiscal 2002. However, the number of units sold to our distributors and end users represented less than 10% of the total number of units sold in each of those years. In the future, we anticipate that CD-recording technology revenues from our standard products to OEMs will continue to decline as a percentage of total net revenues, as a result of strong pricing pressures in the PC industry and the development of new technologies. We anticipate that licensing fees for new features and technologies as well as increased revenues from sales of our Platinum products will continue to represent an increasingly larger percentage of total net revenues in future periods.

International sales, defined as sales from our international subsidiaries, accounted for approximately 37% of our net revenues in fiscal 2000, 33% in fiscal 2001 and 29% in fiscal 2002.

One customer accounted for 19% of gross revenues in fiscal 2000, 21% in fiscal 2001 and 24% in fiscal 2002. A second customer accounted for 10% of gross revenues in fiscal 2000 and 11% in fiscal 2001.

In July 1999, we acquired CeQuadrat GmbH, or CeQuadrat, a German-based software company providing CD recording software products primarily in Germany. The acquisition provided us with enhanced product development and engineering expertise, as well as a greater European customer base. In March 2000, we acquired Wild File, Inc., or Wild File, the developer of our GoBack system recovery software. In January 2002, we acquired MGI Software Corp., or MGI Software, a Canadian company that develops and markets Internet imaging products and digital video and photography solutions. Each of these acquisitions was accounted for as a purchase and the acquired company’s results of operations are included in our financial statements from their respective dates of acquisition. Goodwill and other intangible assets consist primarily of capitalized costs incurred through these acquisitions. Amounts related to other intangible assets are amortized over their estimated useful lives of three years. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective April 1, 2001. Accordingly, we ceased amortizing goodwill and intangible assets related to acquired workforce, which were reclassified to goodwill, on that date. Goodwill will be reviewed for impairment at least annually. In addition, we periodically review the unamortized balance of other intangible assets to determine if the amounts are realizable and may in the future make adjustments to the carrying balance or amortization period based upon these reviews.

Roxio 2000 Stock Option Plan

On December 20, 2000, a commitment was made to issue to employees of Adaptec, who subsequently became employees of Roxio at the date of legal separation, options to purchase 1.15 million shares of Roxio common stock with an exercise price of $8.50 per share. Between December 20, 2000 and March 31, 2001, options to purchase an additional 160,000 shares of common stock at $8.50 per share were committed to be issued. Due to the binding nature of the commitment, the date of the commitment to grant the options was assumed to be the date of grant. The options will vest 25% on the one-year anniversary of the later of September 21, 2000 or the applicable employee’s hire date and 6.25% per quarter thereafter. Because the grants of Roxio options constituted grants to non-employees, the options were valued using the Black-Scholes valuation model with the following assumptions: expected life of 10 years, risk-free interest rate of 5%, volatility of 63% and dividend yield of 0%. In addition, because the number of options that would ultimately be granted was unknown at the commitment date, a measurement date for these options was not able to be established. These options were therefore subject to variable plan accounting treatment, resulting in a re-measurement of the compensation expense at March 31, 2001 and at the date of legal separation based on the then current market value of the underlying common stock. Compensation was recognized under the model prescribed in FIN No. 28. Amortization of the compensation of approximately $2.4 million for the year ended March 31, 2001 and approximately $877,000 for the year ended March 31, 2002 related to the period before legal separation was recorded and was included in stock-based compensation charges in the consolidated statement of operations.

The measurement date was established on the date of legal separation at which time certain employees of Adaptec became employees of Roxio and options to purchase an aggregate of 1.5 million shares of Roxio common stock were granted to these employees under the Roxio 2000 Stock Option Plan. Pursuant to FIN No. 44, at the date of change in status from non-employees to employees, the accounting basis for the options changed and the compensation associated with these options was re-measured and fixed using the intrinsic value at that date as prescribed by APB Opinion No. 25. The remeasurement resulted in the recording of deferred stock compensation of approximately $5.2 million, which is being amortized over the vesting periods of the respective options.

During the first quarter of fiscal 2002, we also granted to employees options to purchase approximately 1.8 million shares of common stock at prices below the current fair market value and recorded deferred stock compensation of approximately $6.6 million related to these options. This amount will be amortized over the vesting periods of the respective options, which varies based on the individual employee’s contribution to Roxio.

Issuance of Common Stock and Warrant

On May 17, 2001, we entered into a strategic relationship with Virgin Holding Inc., or “Virgin,” an indirect subsidiary of EMI Group plc, to, among other things, develop technology solutions relating to CD recording technology. As part of the agreement, Virgin provided strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 shares of Roxio’s common stock at a price of $8.50 per share. In the first quarter of fiscal 2002, approximately $1.1 million in deferred stock-based compensation was recorded for the common stock issued. Amortization expense of approximately $961,000 related to the common stock is included in stock-based compensation charges in the consolidated statement of operations for fiscal 2002. Virgin also received a warrant to purchase 117,647 shares of Roxio’s common stock at a price equal to $8.50 per share. The warrant becomes exercisable by 25% each quarter following the initial agreement. The warrant expires on May 17, 2004. Stock-based compensation charges of approximately $1.8 million related to the warrant were recorded and are included in the consolidated statement of operations for fiscal 2002.

Basis of Presentation

Our fiscal year ends on March 31. Unless otherwise stated, all years and dates refer to our fiscal year.

Prior to legal separation on May 5, 2001, we conducted our business as an operating segment of Adaptec. Our consolidated financial statements for periods prior to legal separation have been carved out of the consolidated financial statements of Adaptec using the historical results of operations of the Adaptec software operating segment and historical bases of the assets and liabilities of Adaptec that our company comprises. Certain software products directly related to Adaptec’s hardware products, which were historically reflected in our results of operations in Adaptec’s segment reporting, were retained by Adaptec after legal separation. As such, the revenues and associated costs of sales and operating expenses related to these products have not been included in our financial statements. Accordingly, the results reported herein do not reflect the software operating segment disclosures previously reported under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” within the Adaptec annual reports. Prior to legal separation, the consolidated financial statements also included allocations to us of certain shared expenses, including centralized legal, accounting, finance, manufacturing, real estate, information technology, distribution, customer services, sales, marketing, engineering and other Adaptec corporate services and infrastructure costs. The expense allocations have been determined on a basis that Adaptec and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. The allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value or the specific level of activity directly related to such costs.

The financial information presented in this annual report is not necessarily indicative of our financial position, results of operations or cash flows in the future nor is certain of the financial information presented in this annual report for periods prior to legal separation necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the periods presented.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value or assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 1 to Consolidated Financial Statements provides a summary of our significant accounting policies. Certain of these policies require substantial judgment on the part of management. These critical accounting policies and the effect that changes in management’s estimates could have on our consolidated financial statements are further described below.

Revenue recognition.    We recognize revenues in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” and American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No 97-2, “Software Revenue Recognition.” We primarily sell our software products through two channels: OEMs and distributors. For software product sales to OEMs, revenues are recognized based on reported product shipments from OEMs to their customers provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured.

For software product sales to distributors, revenues are recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. We establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” These allowances are recorded as a direct reduction of revenues and accounts receivable. Management uses significant judgment and relies heavily on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues. If at any point in the future we become unable to estimate returns reliably, we could be required to defer recognizing revenues until the distributor notifies us that the product has been sold to an end user.

Costs related to post-contract customer support (“PCS”) are accrued at the date the related revenues are recognized. PCS obligations relate to telephone support and minor bug fixes downloadable from our web site. As no separate charge is made for the PCS and the PCS is available for a period of less than one year, we do not ascribe any value to the PCS or defer any portion of revenue for it. If PCS services become a more significant portion of our costs, we may be required to assign a portion of our revenues to PCS and recognize those revenues over the period of the PCS services.

For direct software product sales to end users, revenues are recognized upon shipment by Roxio to the end users.

Allowance for doubtful accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. Generally, our customer payment terms do not exceed 45 days. In addition, we maintain a separate reserve for all invoices by applying a percentage based on the age category and an analysis of our historical experience of bad debts. We also monitor our accounts receivable for any build-up to any one customer, industry or geographic region. At March 31, 2002, one customer, a large distributor, accounted for approximately 35% of our accounts receivable. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable, including changes in general economic conditions, may result in a requirement for additional allowances in the future.

Long-lived assets.    Our long-lived assets consist primarily of goodwill and other intangible assets and property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such events or circumstances include, but are not limited to, significant changes in general economic conditions, a significant decrease in the fair value of the underlying business, difficulty or delays in integrating an acquired business or a significant change in the operations of our business.

Recoverability of long-lived assets other than goodwill is measured by comparison of the carrying amount to estimated future undiscounted cash flows the assets are expected to generate. Estimating these cash flows requires management to make judgments about growth in demand for our products, sustainability of gross margins, and our ability to integrate acquired companies and achieve economies of scale. Changes in these estimates could require us to write down the carrying value of our long-lived assets. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair value.

We assess impairment of goodwill in accordance with the provisions of SFAS No. 142, which require that a two-step test be performed. Because Roxio constitutes one reporting unit, as defined by SFAS No. 142, this test has been performed on a total company basis. First, the fair value of Roxio will be compared to its net book value. If the fair value exceeds the net book value, goodwill is not impaired and no further testing is performed. If the net book value exceeds the fair value, then the implied fair value of our goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference will be recorded. Because our market capitalization from the date of legal separation through March 31, 2002, exceeded our net book value, we have determined that goodwill is not impaired.

Product development costs.    Costs for the development of new software are expensed as incurred until technological feasibility has been established, at which time any additional development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” For all software development projects to date, management has determined that under Roxio’s current software development process, the product is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Income taxes.    We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $3.9 million as of March 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses and accrued liabilities and other provisions, not currently deductible for tax purposes. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenues for the periods indicated:

	As a Percentage of Net Revenues
	Year Ended March 31,
	2000	2001	2002
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	20.1	20.2	20.5

Gross margin	79.9	79.8	79.5
Operating expenses:
Research and development	17.9	14.4	15.2
Sales and marketing	23.8	28.3	34.5
General and administrative	12.5	12.6	13.6
Amortization of goodwill and other intangible assets	8.9	12.7	4.3
Stock-based compensation charges	0.2	4.0	5.7
Write-off of acquired in-process research and development	4.4	—	0.8

Total operating expenses	67.7	72.0	74.1

Income from operations	12.2	7.8	5.4
Other income, net	—	—	0.9

Income before provision for income tax	12.2	7.8	6.3
Provision for income tax	5.5	4.9	4.7

Net income	6.7%	2.9%	1.6%

Comparison of Years Ended March 31, 2000, 2001 and 2002

Net Revenues

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

Net revenues were $77.8 million in fiscal 2000, $121.9 million in fiscal 2001 and $142.5 million in fiscal 2002, . Net revenues increased 16.9% during fiscal 2002 as compared to an increase of 56.7% during fiscal 2001. The increase in fiscal 2002 was largely driven by higher distributor sales of our Easy CD Creator 5.0, which was released in the fourth quarter of fiscal 2001. The acquisition of MGI Software in fiscal 2002 also contributed additional net revenues of $3.8 million in fiscal 2002. In both fiscal years, worldwide growth in shipments to OEMs continued. However, average per-unit license fee reductions partially offset higher unit volume shipments to OEMs in fiscal 2001 and completely offset higher unit volume shipments in fiscal 2002. In fiscal 2001, the growth in net revenues also resulted from our release of Easy CD Creator 5.0 in the fourth quarter of fiscal 2001 and the release of Easy CD Creator 4.0 in the second quarter of fiscal 2000.

Gross Margin

Gross margin is the percentage of profit from net revenues after deducting cost of revenues, which includes costs related to the physical goods shipped, third party licensed intellectual property, freight, warranty, end user technical support, scrap and manufacturing variances. Our gross margin from OEM revenues is generally significantly higher than our gross margin from distributor revenues primarily due to product costs and to a lesser extent due to a different level of product support effort associated with OEM sales compared to distributor sales. For sales of our products through OEMs, the OEMs are responsible for the first level of product support and we only provide a second level of support to the OEM. We expect gross margin to fluctuate on a quarterly basis based on the relative mix of OEM and distributor revenues. Additionally, over time, our overall gross margin may decline somewhat as the relative percentage of net revenues derived from distributor sales increases if we are unable to offset margin reductions through less expensive distribution, packaging and support costs.

Gross margin was 79.9% in fiscal 2000, 79.8% in fiscal 2001 and 79.5% of net revenues in fiscal 2002. In fiscal 2002, the change in our revenue mix toward a higher percentage of distributor revenues resulted in increased production costs and accounted for a decrease of approximately two percentage points in gross margin. This was substantially offset by a reduction in technical support costs, primarily in the first half of fiscal 2002. Technical support costs vary from period to period based on the timing of new releases of products and operating systems. While gross margins on MGI Software products are slightly higher than our other products, this did not have a significant impact on overall gross margins in fiscal 2002 because MGI Software was included in our consolidated results of operations for only two months of fiscal 2002. In the future, we expect that our costs will increase, and gross margins will decrease accordingly, as distributor and direct sales revenues become a larger proportion of our revenues and technical support costs increase to support new product lines and new releases of existing products.

Operating Expenses

We classify operating expenses as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, travel, telephone, communications, rent and allocated facilities and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials and expenditures specific to the sales group, such as commissions. To date, all software product development costs have been expensed as incurred. Our operating expenses have increased following our separation from Adaptec as we developed an infrastructure to support our level of business activity, built a corporate brand identity separate from Adaptec and promoted our products, added personnel and created incentive programs with our distribution partners.

Research and Development.    Research and development expenses were $13.9 million in fiscal 2000, $17.5 million in fiscal 2001 and $21.6 million in fiscal 2002. Research and development expenses increased 23.4% during fiscal 2002 as compared to an increase of 26.0% during fiscal 2001. Research and development expenses as a percentage of net revenues were 17.9% in fiscal 2000, 14.4% in fiscal 2001 and 15.2% in fiscal 2002. In both fiscal 2002 and fiscal 2001, the increase was primarily due to additional personnel and consultants to support increased development efforts for both CD and DVD-recordable software products. Research and development headcount increased from 100 at March 31, 2000 to 106 at March 31, 2001 and 204 at March 31, 2002. In fiscal 2001, the increase was also driven by additional spending to develop and maintain the versions of our CD recording software included in our strategic relationship offerings. We expect that research and development expenses will increase in absolute dollars for the foreseeable future as we intend to continue to invest in product development.

Sales and Marketing.    Sales and marketing expenses were $18.5 million in fiscal 2000, $34.6 million in fiscal 2001 and $49.2 million in fiscal 2002. Sales and marketing expenses increased 42.5% during fiscal 2002 as compared to an increase of 86.3% during fiscal 2001. Sales and marketing expenses as a percentage of net revenues were 23.8% in fiscal 2000, 28.3% in fiscal 2001, and 34.5% in fiscal 2002. In both fiscal years, approximately two-thirds of the increase in absolute dollars resulted from higher advertising and promotion expenses related to building our product brands. The remainder of the increase related to higher staffing levels as we expanded our sales and marketing team to pursue revenue generating opportunities. Sales and marketing headcount increased from 33 at March 31, 2000 to 55 at March 31, 2001 and 108 at March 31, 2002 . In addition, the integration of MGI Software added approximately $400,000 to sales and marketing expenses in fiscal 2002. We expect that sales and marketing expenses will increase in absolute dollars for the foreseeable future as we intend to invest in marketing and advertising focused on building our corporate identity and to continue our current efforts to build our product brands.

General and Administrative.    General and administrative expenses were $9.7 million in fiscal 2000, $15.4 million in fiscal 2001 and $19.3 million in fiscal 2002. General and administrative expenses increased 25.6% during fiscal 2002 as compared to an increase of 58.8% during fiscal 2001. General and administrative expenses as a percentage of net revenues were 12.5% in fiscal 2000, 12.6% in fiscal 2001 and 13.6% in fiscal 2002. The increase in general and administrative expense for both fiscal years resulted primarily from payroll and other related costs associated with establishing a senior management team and dedicated human resources, information technology and finance support for us to operate as a stand alone entity. General and administrative headcount increased from 16 at March 31, 2000 to 31 at March 31, 2001 and 67 at March 31, 2002. In fiscal 2002, the integration of MGI Software added approximately $400,000 to general and administrative expenses. In addition, in fiscal 2001, we incurred additional costs related to the integration of Wild File in Minnesota. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate our growth, add related infrastructure and incur expenses related to being a public company.

Amortization of Goodwill and Other Intangible Assets.    Amortization of goodwill and other intangible assets was $7.0 million in fiscal 2000, $15.4 million in fiscal 2001 and $6.1 million in fiscal 2002. Amortization of goodwill and other intangible assets decreased 60.2% in fiscal 2002 compared to an increase of 121.9% in fiscal 2001. This expense represented 8.9% of net revenues in fiscal 2000, 12.7% in fiscal 2001 and 4.3% in fiscal 2002. In fiscal 2001 and 2000, this expense consisted of the amortization of goodwill and other intangible assets related to the acquisition of CeQuadrat and Wild File. We elected to early adopt SFAS No. 142 effective April 1, 2001, and accordingly, we ceased to amortize goodwill on that date. The reduction in amortization expense in fiscal 2002 is due to the adoption of SFAS No. 142 partially offset by $400,000 of amortization of intangible assets from the acquisition of MGI Software in January 2002. See Note 5 of Notes to Consolidated Financial Statements for a reconciliation of the effect of the adoption of SFAS No 142.

Stock Based Compensation Charges.    Stock-based compensation charges relate to the amortization of costs associated with the assumption of restricted stock from the Wild File acquisition, stock and warrants issued to Virgin, stock options issued to employees, and the commitment of Roxio stock options to Adaptec employees who became Roxio employees.

Stock based compensation charges were $149,000 in fiscal 2000, $4.9 million in fiscal 2001 and $8.1 million in fiscal 2002. Stock based compensation charges increased 66.7% in fiscal 2002 from fiscal 2001. In fiscal 2001, stock based compensation charges increased more than 30 times over fiscal 2000. This expense represented less than one percent of net revenues in fiscal 2000 compared to 4.0% in fiscal 2001 and 5.7% in fiscal 2002. In fiscal 2002, we recorded deferred stock-based compensation of $11.7 million related to the issuance of stock option grants to Roxio employees at exercise prices below fair market value at the date of grant and the remeasurement of stock options granted to Adaptec employees who became Roxio employees upon legal separation. Amortization related to these stock options totaled $4.4 million in fiscal 2002. In fiscal 2002, we also recorded $877,000 of non-cash charges associated with stock option commitments made in the third quarter of fiscal 2001 to Adaptec employees who were projected to become Roxio employees upon legal separation. In addition, in fiscal 2002, we issued common stock and a warrant to Virgin and recorded amortization of stock-based compensation of $2.8 million in connection with this transaction. In fiscal 2001, we recorded $2.4 million in non-cash charges associated with stock option commitments made in the third quarter of fiscal 2001 to Adaptec employees who were projected to become Roxio employees upon legal separation. In fiscal 2000, we recorded stock based compensation charges related to the assumption of restricted stock as part of the Wild File acquisition in the fourth quarter of 2000. The amortization of these non-cash charges totaled $2.4 million in fiscal 2001 and $149,000 in fiscal 2000.

Write-off of Acquired In-Process Research and Development.    In connection with our acquisition of MGI Software in January 2002, we wrote off $1.1 million related to in-process research and development. In fiscal 2000, in connection with our acquisitions of CeQuadrat and Wild File, we incurred write-offs of acquired in-process technology of $3.0 million for CeQuadrat and $377,000 for Wild File. Since the net tangible liabilities, excluding cash acquired, related to the fiscal 2000 acquisitions were assumed to have been contributed to us by Adaptec, the write-offs of acquired in-process technology are recorded in our consolidated statements of operations.

Other Income, Net

In fiscal 2002, other income, net, consists of primarily of interest income on our cash equivalents and short-term investments. Prior to fiscal 2001, we did not have cash equivalents and short-term investments as Adaptec managed cash on a centralized basis. Accordingly, we did not record any interest income prior to fiscal 2002.

Provision for Income Taxes

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

Our effective income tax rates were 45.3% in fiscal 2000, 62.4% in fiscal 2001 and 74.1% in fiscal 2002. Our effective tax rate differs from the Federal statutory rate of 35% in fiscal 2002 primarily due to stock-based compensation that is not deductible for tax purposes and in fiscal 2001 primarily due to non-deductible acquisition charges and stock-based compensation. In fiscal 2001 and fiscal 2000, our operating results were included in Adaptec’s consolidated United States federal and state income tax returns. The provision for income taxes in our financial statements for those years has been determined on a separate return basis. Prior to our separation from Adaptec, Roxio benefited from an advantageous tax rate system in Singapore, which resulted in a lower effective tax rate for fiscal 2001. We are subject to tax in jurisdictions in which we operate around the world. Our future effective tax rate will be impacted by our organizational structure and the geographic distribution of our worldwide revenue and profitability. As a result of these factors, our effective tax rate may vary in the future.

Liquidity and Capital Resources

Prior to legal separation, Adaptec managed cash on a centralized basis. Adaptec collected cash receipts associated with our business and provided us funding to cover our disbursements. Accordingly, we have reported no cash or cash equivalents prior to legal separation on May 5, 2001. As of March 31, 2002, we had cash, cash equivalents and short-term investments of $52.0 million and working capital of $54.2 million.

Net cash provided by operating activities was $10.8 million in fiscal 2000, $15.5 million in fiscal 2001 and $24.1 million in fiscal 2002. Operating cash flows in fiscal 2002 primarily reflected net income of $2.3 million, non-cash charges for depreciation and amortization of $7.4 million, stock-based compensation charges of

$8.1 million, the write-off of acquired in-process research and development of $1.1 million, and a net decrease in operating assets and liabilities of $5.3 million. Operating cash flows in fiscal 2001 primarily reflected net income of $3.6 million, non-cash charges for depreciation and amortization of $16.6 million and stock-based compensation charges of $4.9 million, and a net increase in operating assets and liabilities of $6.1 million. Fiscal 2000 operation cash flows primarily reflected net income of $5.2 million, non-cash charges of $7.3 million for depreciation and amortization and $3.4 million for the write-off of acquired in-process research and development, and a net increase in operating assets and liabilities of $7.2 million.

Net cash used in investing activities was $101,000 in fiscal 2000, $2.9 million in fiscal 2001 and $10.8 million in fiscal 2002. In fiscal 2002, $4.0 million was used to purchase capital equipment, $4.7 million was used to purchase short-term investments and $251,000 was added to capitalized web site development costs. We also used $2.0 million in our acquisition of MGI Software, net of cash acquired of $0.8 million. Cash used in investing activities in fiscal 2001 consisted of capital expenditures of $1.3 million and $1.6 million in capitalized web site development costs. Cash used in investing activities during fiscal 2000 consisted of capital expenditures.

Net cash used in financing activities was $12.6 million in fiscal 2001 and $10.7 million in fiscal 2000, and related to returns of capital to Adaptec. Any other cash receipts or disbursements from/to Adaptec related to operating activities and were classified as such in the cash flow statement and the discussion above. Net cash provided by financing activities in fiscal 2002 was $34.0 million, primarily from the transfer of $27.4 million in net cash from Adaptec to fund our operations as a stand-alone entity. This amount consisted of $33.2 million transferred to us on the date of legal separation net of $5.8 million transferred by us to Adaptec prior to legal separation. In addition, we received proceeds from the exercise of stock options and the employee stock purchase plan totaling $4.7 million and proceeds from the sale of our common stock to a strategic partner of $2.0 million.

Our major commitments relate to payments for operating leases related to our facilities and capital leases related to equipment. At March 31, 2002, future commitments under operating leases totaled $11.8 million, payable through 2007, and future commitments under capital leases totaled $1.6 million, payable through 2005. See Note 11 of Notes to Consolidated Financial Statements.

In January 2002, we entered into an agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of our assets. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum and expires in January 2005. The line of credit contains certain covenants that require us to maintain certain financial ratios. There were no amounts outstanding under the line of credit at March 31, 2002.

On May 5, 2001, the date of legal separation, Adaptec contributed $33.2 million in cash to us, including $3.2 million in cash held by our overseas subsidiaries. The contribution was non-reciprocal and we will not repay any of this amount. We believe that our existing cash, cash equivalent and short-term investment balances, including the cash received from this contribution upon legal separation, together with cash flows from future operating results and access to funds under our revolving line of credit will provide sufficient capital to fund our operations for at least the next 12 months. However, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. We cannot assure you that such additional financing would be available on acceptable terms, if at all. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If sufficient funds are not available, we may not be able to introduce new products or compete effectively in any of our markets, either of which could materially harm our business, financial condition and results of operations.

Although we have historically generated positive cash flow from operations, we cannot assure you that we will be able to do so in the future. If we are unable to generate positive cash flow from operations, we may be required to obtain additional financing from other sources.

Generally, payment terms from our customers do not exceed 45 days, while our liabilities with vendors are due from zero to 30 days following the invoice date. Generally, payments of receivables by our customers to us are not contingent upon resale and we have not experienced payment delays due to product disputes. MGI Software, which we acquired in January 2002, has experienced significant collection difficulties in the past. While we are working to resolve these problems, we cannot assure you that we will be successful in these efforts.

We have never held derivative financial instruments, nor had debt outstanding at any time. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold derivative financial instruments in the future.

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurements of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133,” which amends the accounting and reporting standards for certain derivative instruments and certain hedging activities. We adopted these statements in the first quarter of fiscal 2002 and the adoption did not have a material effect on our financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We adopted the standard on July 1, 2001 and the acquisition of MGI Software was accounted for in accordance with SFAS No. 141.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is required for fiscal years beginning after December 15, 2001 and can be early-adopted for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We implemented SFAS No. 142 effective April 1, 2001 and the implementation resulted in Roxio ceasing to amortize goodwill effective April 1, 2001. The implementation also resulted in the reclassification of $1.1 million of certain intangible assets related to acquired work force to goodwill on our consolidated balance sheet. In accordance with the transition requirements of SFAS No. 142, we performed an impairment test of our goodwill balance as of April 1, 2001 and determined that our goodwill balance was not impaired.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 addresses accounting for the impairment of long-lived assets to be disposed of, and develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We expect that the initial application of SFAS No. 144 on April 1, 2002 will not have a material impact on our financial statements.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,”

which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenues when recognized in the vendor’s income statement and could lead to negative revenues under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. We implemented EITF 01-09 in the quarter ended March 31, 2002. The adoption of EITF 01-09 did not have a material effect on our financial statements and did not require the restatement of any previously reported periods and the adoption did not required restatement of previously reported periods.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest rate risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our cash, cash equivalents and short-term investments with three high quality financial institutions and, as part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. Amounts deposited with these institutions may exceed federal depository insurance limits. In addition, the portfolio of investments conforms to our policy regarding concentration of investments, maximum maturity and quality of investment.

Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate bonds, U.S. agencies securities, asset-backed securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on these funds fluctuates with the prevailing interest rate. All of our short-term investments mature in less than two years.

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2002. All of our cash equivalents are invested in money market funds, which are not included in the table because those funds are not subject to interest rate risk.

	Maturing In
	Less than One Year	More than One Year	Total	Estimated Fair Value
	(Dollars in thousands)
Short-term investments	$1,680	$3,020	$4,700	$4,700
Weighted-average interest rate	2.21%	3.39%

We do not currently hold any derivative instruments and do not engage in hedging activities. While we have available to us a revolving line of credit that may have a variable interest rate, there are no amounts currently outstanding under the line of credit and we do not currently hold any other variable interest rate debt. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

Exchange rate risk

We develop our software in the United States, Canada and Europe and sell it in North America, Europe, the Pacific Rim and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. For our foreign subsidiaries whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using period-end exchange rates and translate revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income.

For foreign subsidiaries whose functional currency is the U.S. dollar, certain assets and liabilities are re-measured at the period end or historical rates as appropriate. Revenues and expenses are re-measured at the average rate during the period. Currency translation gains and losses are recognized in current operations and have not been material to our operating results in the periods presented.

We sell our products primarily to original equipment manufacturers and distributors throughout the world. Prior to legal separation from Adaptec, sales to customers and cash and cash equivalents were primarily denominated in U.S. dollars. However, since legal separation, we have been transitioning the sales of our international subsidiaries to Euro and Japanese yen. To date, foreign exchange gains and losses from these sales have not been material to our operations. Cash and cash equivalents are predominantly denominated in U.S. dollars.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 14 (a).

Quarterly Results of Operations

	Three Months Ended
	June 30, 2000	Sep. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sep. 30, 2001	Dec. 31, 2001	Mar. 31, 2002
	(in thousands, except per share data)
Net revenues	$28,590	$29,482	$27,496	$36,340	$36,955	$30,508	$36,164	$38,894
Gross profit	$22,589	$23,131	$23,008	$28,553	$29,314	$25,247	$27,996	$30,810
Net income (loss)	$2,428	$1,892	$1,171	$(1,921)	2,378	$(1,008)	$639	$340
Net income (loss) per share:
Basic	$0.15	$0.11	$0.07	$(0.12)	$0.14	$(0.06)	$0.04	$0.02
Diluted	$0.15	$0.11	$0.07	$(0.12)	$0.14	$(0.06)	$0.04	$0.02
Weighted average shares used in computing net income (loss) per share:
Basic	16,500	16,500	16,500	16,500	16,625	16,793	16,883	18,568
Diluted	16,500	16,500	16,500	16,500	17,006	16,793	17,591	19,767

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2002 annual meeting of stockholders to be held on September 19, 2002. Information concerning our executive officers and key employees is included in Part I.

ITEM 11.    EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2002 annual meeting of stockholders to be held on September 19, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2002 annual meeting of stockholders to be held on September 19, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2002 annual meeting of stockholders to be held on September 19, 2002.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this annual report:

1.	Financial Statements

See Index to Financial Statements at page F-1 of this Form 10-K.

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves.

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require the submission of the schedules, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

(b)  Reports on Form 8-K:

Roxio filed a current report on Form 8-K on February 14, 2002. This report included a description of Roxio’s acquisition of all of the outstanding capital stock of MGI Software Corp. on January 31, 2002, through a wholly-owned subsidiary. This report also included a description of the acquisition of certain assets of MGI Software Corp. on January 30, 2002, by Roxio CI, Ltd., a wholly-owned subsidiary of Roxio, Inc.

ROXIO, INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of  Roxio, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Roxio, Inc. and its subsidiaries at March 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 46 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

San Jose, California
April	30, 2002

ROXIO, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$—	$47,280
Short-term investments	—	4,700
Accounts receivable, net of allowance for doubtful accounts of $155 at March 31, 2001 and $775 at March 31, 2002	31,525	24,260
Inventories	1,211	363
Prepaid expenses	2,354	3,409
Income tax receivable	—	2,378
Deferred income taxes	3,133	3,880

Total current assets	38,223	86,270
Property and equipment, net	1,426	7,122
Goodwill, net	15,189	51,447
Other intangible assets, net	11,334	11,248
Other assets	—	545

Total assets	$66,172	$156,632

LIABILITIES AND OWNER’S NET INVESTMENT/ STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$7,721	$9,563
Income taxes payable to parent	9,508	—
Accrued liabilities	6,075	21,972
Current portion of capital lease obligation	—	526

Total current liabilities	23,304	32,061
Long term liabilities:
Long term capital lease obligation	—	921
Deferred income taxes	2,251	1,922

Total liabilities	25,555	34,904

Commitments and contingencies (Notes 6 and 11)

Owner’s net investment/stockholder’s equity:
Preferred stock, $0.001 par value; Authorized:10,000 shares; Issued and outstanding: none at March 31, 2001 and 2002	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and outstanding: 16,500 shares at March 31, 2001 and 19,474 shares at March 31, 2002	17	20
Additional paid-in capital	16	129,804
Deferred stock-based compensation	—	(7,487)
Accumulated deficit	—	(731)
Accumulated other comprehensive income	402	122
Owner’s net investment	40,182	—

Total owner’s net investment/stockholder’s equity	40,617	121,728

	$66,172	$156,632

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended March 31,
	2000	2001	2002
Net revenues	$77,791	$121,908	$142,521
Cost of revenues (excluding stock-based compensation charges of $0, $45 and $103 for 2000, 2001 and 2002, respectively)	15,652	24,627	29,154

Gross profit	62,139	97,281	113,367

Operating expenses:
Research and development (excluding stock-based compensation charges of $149, $3,080 and $1,515 for 2000, 2001 and 2002, respectively)	13,917	17,532	21,637
Sales and marketing (excluding stock-based compensation charges of $0, $570 and $4,159 for 2000, 2001 and 2002, respectively)	18,548	34,560	49,247
General and administrative (excluding stock-based compensation charges of $0, $1,170 and $2,333 for 2000, 2001 and 2002, respectively)	9,716	15,392	19,327
Amortization of goodwill and other intangible assets	6,958	15,441	6,146
Stock-based compensation charges	149	4,865	8,110
Write-off of acquired in-process research and development	3,393	—	1,110

Total operating expenses	52,681	87,790	105,577

Income from operations	9,458	9,491	7,790
Other income, net	—	—	1,285

Income before provision for income tax	9,458	9,491	9,075
Provision for income tax	4,288	5,921	6,726

Net income	5,170	3,570	2,349
Other comprehensive gain:
Foreign currency translation adjustment	534	33	(280)

Comprehensive income	$5,704	$3,603	$2,069

Net income per share:
Basic	$0.31	$0.22	$0.14

Diluted	$0.31	$0.22	$0.13

Weighted average shares used in computing net income per share:
Basic	16,500	16,500	17,216

Diluted	16,500	16,500	17,518

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S
NET INVESTMENT/STOCKHOLDER’S EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Owner’s Net Investment	Total Owner’s Net Investment/ Stockholders’ Equity
	Shares	Amount
Balance at March 31, 1999	—	$—	$—	$—	$—	$(165)	$6,558	$6,393
Net income	—	—	—	—	—	—	5,170	5,170
Foreign currency translation adjustment	—	—	—	—	—	534	—	534
Transfer of net assets from Adaptec related to the CeQuadrat acquisition	—	—	—	—	—	—	19,477	19,477
Transfer of net assets and deferred compensation from Adaptec related to the Wild File acquisition	—	—	—	(2,593)	—	—	26,299	23,706
Amortization of deferred compensation	—	—	—	149	—	—	—	149
Net cash transfers to Adaptec	—	—	—	—	—	—	(10,681)	(10,681)

Balance at March 31, 2000	—	—	—	(2,444)	—	369	46,823	44,748
Net income	—	—	—	—	—	—	3,570	3,570
Foreign currency translation adjustment	—	—	—	—	—	33	—	33
Stock-based compensation charges	—	—	—	2,444	—	—	2,421	4,865
Issuance of common stock in anticipation of legal separation	16,500	17	16	—	—	—	(33)	—
Net cash transfers to Adaptec	—	—	—	—	—	—	(12,599)	(12,599)

Balance at March 31, 2001	16,500	17	16	—	—	402	40,182	40,617
Net income (loss)	—	—	—	—	(731)	—	3,080	2,349
Stock based compensation prior to separation from Adaptec	—	—	—	—	—	—	877	877
Net cash transfers from Adaptec	—	—	—	—	—	—	27,446	27,446
Transfer of other assets from Adaptec upon separation	—	—	—	—	—	—	4,608	4,608
Transfer of owner’s net investment to additional paid- in capital upon separation	—	—	76,193	—	—	—	(76,193)	—
Foreign currency translation adjustment	—	—	—	—	—	(280)	—	(280)
Deferred stock-based compensation on stock options issued to employees	—	—	11,745	(11,745)	—	—	—	—
Issuance of common stock to strategic partner	235	—	3,134	(1,135)	—	—	—	1,999
Amortization of warrant issued to strategic partner	—	—	1,840	—	—	—	—	1,840
Issuance of common stock under employee stock plans	535	1	4,739	—	—	—	—	4,740
Issuance of common stock for acquisition of MGI Software Corp.	2,204	2	31,419	—	—	—	—	31,421
Amortization of deferred stock- based compensation	—	—	—	5,393	—	—	—	5,393
Tax benefit associated with stock option exercises	—	—	718	—	—	—	—	718

Balance at March 31, 2002	19,474	$20	$129,804	$(7,487)	$(731)	$122	$—	$121,728

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2000	2001	2002
Cash flows from operating activities:
Net income	$5,170	$3,570	$2,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,308	16,557	7,439
Stock based compensation charges	149	4,865	8,110
Provision for doubtful accounts	897	219	790
Write-off of acquired in-process technology	3,393	—	1,110
Deferred income taxes	1,077	(3,588)	(1,076)
Changes in assets and liabilities:
Accounts receivable	(6,057)	(18,125)	8,544
Inventories	70	(389)	875
Prepaid expenses	(679)	(1,075)	(2,160)
Accounts payable	(465)	5,432	(10,189)
Income taxes payable (receivable) to (from) parent	4,125	6,297	363
Accrued liabilities	(4,206)	1,749	7,921

Net cash provided by operating activities	10,782	15,512	24,076

Cash flows from investing activities:
Purchases of property and equipment	(101)	(1,341)	(3,839)
Purchases of short-term investments	—	—	(4,700)
Purchases of other intangible assets	—	(1,572)	(251)
Acquisition of MGI Software Corp, net of acquired cash of $770	—	—	(1,988)

Net cash (used in) investing activities	(101)	(2,913)	(10,778)

Cash flows from financing activities:
Net cash transfers (to) from Adaptec	(10,681)	(12,599)	27,446
Principle payment of capital lease obligation	—	—	(199)
Issuance of common stock to strategic partner	—	—	1,999
Issuance of common stock under employee stock plans	—	—	4,740

Net cash (used in) provided by financing activities	(10,681)	(12,599)	33,986

Effect of exchange rates on cash	—	—	(4)

Change in cash and cash equivalents	—	—	47,280
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$—	$—	$47,280

Supplemental cash flow information:
Cash paid for interest	$—	$—	$47

Cash paid for taxes	$—	$—	$5,258

Non-cash disclosure of investing activities:
Transfer of net assets from Adaptec related to the CeQuadrat acquisition	$19,477	$—	$—

Transfer of net assets from Adaptec related to the Wild File acquisition	$26,299	$—	$—

Transfer of other assets from Adaptec upon legal separation	$—	$—	$4,608

Issuance of stock for acquisition of MGI Software Corp.	$—	$—	$31,421

Deferred stock compensation.	$—	$—	$12,880

Issuance of warrant for services	$—	$—	$1,840

Assets acquired under capital leases	$—	$—	$1,624

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of business

On June 8, 2000, Adaptec, Inc. (“Adaptec”) announced a plan to create a separate company comprised of substantially all of its software segment, subsequently named Roxio, Inc. (“Roxio” or the “Company”). Roxio is a leading publisher of digital media software that enables consumers to create, manage, customize, share and archive their growing collection of rich digital media such as digital music, video and photographs. Roxio provides software that enables individuals to record digital content onto CDs and DVDs. Roxio also offers a complete line of photo and video editing products. Roxio is also a leading publisher of software used to restore lost or damaged data, thereby protecting customers from system crashes, virus damage, failed software installations and user error.

Roxio was incorporated in Delaware in August 2000 as a wholly-owned subsidiary of Adaptec. In August 2000, Roxio authorized and issued 1,000 shares of $.001 par value common stock to Adaptec.

Effective November 10, 2000, Roxio’s Board of Directors authorized a 33,000-for-one stock split resulting in an increase in common stock issued and outstanding to 33 million shares. Effective April 13, 2001 Roxio’s Board of Directors authorized a one for two reverse stock split resulting in a decrease in common stock issued and outstanding to 16.5 million shares. At March 31, 2001, this amount has been presented as common stock in the balance sheet. Shares outstanding and net income per share have been adjusted for all periods presented.

On April 12, 2001, Adaptec’s Board of Directors approved the distribution of all of the outstanding shares of Roxio’s common stock to the record holders of Adaptec common stock on April 30, 2001, with the exception of 190,941 shares that Adaptec continued to hold for issuance upon the exercise of an outstanding warrant to purchase Adaptec common stock. In the distribution, each holder of Adaptec common stock received as a dividend 0.1646 of a share of Roxio’s common stock for every one share of Adaptec common stock held on April 30, 2001, which was the record date for determining the holders of Adaptec stock entitled to receive the dividend. Roxio’s separation from Adaptec was completed on May 5, 2001 (the “Separation Date”), and the distribution of Roxio’s common stock by Adaptec to its stockholders was completed on May 11, 2001 (the “Distribution Date”). The distribution is intended to qualify as a tax-free transaction under Section 355 and 368(a)(1)(D) of the Internal Revenue Code.

Adaptec and Roxio entered into a Master Separation and Distribution Agreement (the “Separation Agreement”) under which Adaptec contributed on the Separation Date $33.2 million in cash, which included $3.2 million in cash held by Roxio’s overseas subsidiaries, to fund working capital as a stand-alone entity. Prior to legal separation, Roxio transferred $5.8 million of cash to Adaptec. In addition, on the Separation Date, Adaptec transferred to Roxio substantially all of the assets and liabilities that appeared on Roxio’s consolidated balance sheet. However, on the Separation Date, Adaptec retained approximately $11.5 million in taxes payable and Roxio recorded a receivable of $2.7 million and a payable of $9.6 million with Adaptec, which were previously included in owner’s net investment. These transactions resulted in the transfer of an additional $4.6 million of net assets to Roxio on the Separation Date.

Consolidation and basis of presentation

The accompanying consolidated financial statements present the results of operations, financial position, changes in owner’s net investment/ stockholder’s equity and cash flows applicable to the operations of Roxio and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. Prior to the Separation Date, Roxio conducted its business as an operating segment of Adaptec. Roxio’s consolidated

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements prior to the Separation Date have been carved out of the consolidated financial statements of Adaptec using the historical results of operations of the Adaptec software operating segment and historical bases of the assets and liabilities of Adaptec that Roxio comprises. Certain software products directly related to Adaptec’s hardware products, which were historically reflected in Adaptec’s software segment (SPG) results of operations in Adaptec’s segment reporting, were retained by Adaptec after legal separation. As such, the revenues and associated costs of sales and operating expenses related to these products have not been included in Roxio’s financial statements. Accordingly, the results reported herein do not reflect the software operating segment disclosures previously reported under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” within the Adaptec annual reports.

During fiscal 2000, Adaptec purchased CeQuadrat GmbH (“CeQuadrat”) and Wild File, Inc. (“Wild File”) and allocated the assets and liabilities to Roxio. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations of these companies and estimated fair value of assets acquired and liabilities assumed were included in Roxio’s consolidated financial statements as of the respective purchase dates. There were no significant differences between Roxio’s accounting policies and these acquired companies. See Note 2—Business Combinations.

Prior to the Separation Date, the consolidated financial statements also included allocations to Roxio of certain shared expenses, including centralized legal, accounting, finance, manufacturing, real estate, information technology, distribution, customer services, sales, marketing, engineering and other Adaptec corporate services and infrastructure costs. For purposes of preparing the accompanying financial statements, certain Adaptec corporate costs were allocated to Roxio using the allocation methods described in Note 6. Roxio and Adaptec’s management believe that the allocation methods used are reasonable and reflective of Roxio’s proportionate share of such expenses. However, the financial information included herein may not reflect the financial position, operating results, changes in owner’s net investment and cash flows of Roxio in the future or what they would have been had Roxio been a separate, stand-alone entity during the periods presented.

Foreign currency translation

The functional currency for the majority of Roxio’s foreign subsidiaries is their respective local currency. Roxio translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income.

The functional currency of one foreign subsidiary is the U.S. dollar. Roxio remeasures assets and liabilities at the period end or historical exchange rate, as appropriate. Revenues and expenses are remeasured at he average rate during the period. Currency translation gains and losses, which have not been material to date, are recognized in current operations.

Estimates and assumptions

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Cash, cash equivalents and short-term investments

Roxio classifies all highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents. Roxio’s investments in marketable securities are classified as “available-for-sale” and are carried at fair value based on quoted market prices. Unrealized gains and losses on these securities are included in other comprehensive income. Short-term investments consist primarily of high-grade commercial paper, corporate bonds, U.S. agency securities and asset-backed securities.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the Separation Date, Adaptec managed cash and cash equivalents on a centralized basis. Cash receipts associated with Roxio’s business were transferred to Adaptec and Adaptec funded Roxio’s disbursements. All changes in cash and cash equivalents have been included in owner’s net investment for the periods prior to the Separation Date.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Reserves for excess and obsolete inventory are established based on an analysis of products on hand and sales trends.

Property and equipment

Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets.

Fair value of financial instruments

The carrying values of Roxio’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable and accounts payable, approximate fair market value due to their short maturities.

Concentrations of credit risk

Financial instruments that potentially subject Roxio to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.

Roxio maintains its cash, cash equivalents and short-term investments with three high quality financial institutions and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions. Amounts deposited with these institutions may exceed federal depository insurance limits. In addition, the portfolio of investments conforms to Roxio’s policy regarding concentration of investments, maximum maturity and quality of investment.

Roxio sells its products primarily to original equipment manufacturers (“OEMs”) and distributors throughout the world. Sales of Roxio’s international subsidiaries are denominated in the Euro and Japanese yen and, as such, are subject to exchange rate risk. To date, foreign exchange gains and losses from these sales have not been material to Roxio’s operations. Roxio does not hold any derivative instruments and has not entered into any hedging transactions to date. Roxio performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. Roxio maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. Roxio has historically not experienced significant losses from its accounts receivable with the exception of a write-off of approximately $600,000 in fiscal 2000 due to the bankruptcy of one customer. MGI Software, which Roxio acquired in January 2002, has experienced significant collection difficulties in the past. Roxio is currently working to resolve these problems. At March 31, 2002, less than 2% of Roxio’s net accounts receivable related to MGI Software.

The following individual customers accounted for a significant portion of gross revenues:

	Years Ended March 31,
	2000	2001	2002
Company A	19%	21%	24%
Company B	10%	11%	*

* Less than 10%.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following individual customers accounted for a significant portion of total gross accounts receivable:

	March 31,
	2001	2002
Company A	24%	35%
Company B	22%	*

* Less than 10%.

Goodwill and other intangible assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which Roxio adopted effective April 1, 2001. As a result, Roxio ceased to amortize goodwill effective April 1, 2001. Roxio evaluates goodwill for impairment on an annual basis, or more frequently if indicators of impairment exist, in accordance with the provisions of SFAS No. 142. See Note 5 for a description of the effect of implementing SFAS No. 142.

Other intangible assets are amortized on the straight-line method over their estimated useful lives, generally three years. When circumstances warrant, Roxio periodically evaluates any possible impairment of long-lived assets, including intangible assets other than goodwill, using estimates of undiscounted future cash flows in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” No impairments have been identified or recorded in any periods presented.

Roxio has adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1 “Accounting For Cost of Computer Software Developed or Obtained For Internal Use” and Emerging Issues Task Force (“EITF”) Issue 00-2 “Accounting For Website Development Costs.” In accordance with SOP 98-1 and EITF 00-2, Roxio capitalized website development costs totaling $1.6 million during the year ended March 31, 2001 and $251,000 during the year ended March 31, 2002. Capitalized costs will be amortized over their estimated useful life of three years. The amortization of capitalized website development costs totaled $229,000 in the year ended March 31, 2001 and $619,000 in the year ended March 31, 2002.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Accumulated other comprehensive income for the periods presented represents foreign currency translation items associated with Roxio’s operations in Japan, Germany, the Netherlands and Canada. No tax effect has been provided on the foreign currency translation items for any period shown, as the undistributed earnings of Roxio’s foreign investments will continue to be reinvested.

Revenue recognition

Roxio recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” and AICPA SOP No. 97-2, “Software Revenue Recognition.” Roxio primarily sells its software products through two channels: OEMs and distributors. For software product sales to OEMs, revenues are recognized based on reported product shipments from OEMs to their customers provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured.

For software product sales to distributors, revenues are recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Roxio’s distributor arrangements provide distributors with certain product rotation rights. Additionally, Roxio permits its distributors to return products in certain circumstances, generally during periods of product transition. Roxio establishes allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” These allowances are recorded as a direct reduction of revenues and accounts receivable.

Costs related to post-contract customer support (“PCS”) are accrued at the date the related revenues are recognized. PCS obligations relate to telephone support and minor bug fixes downloadable from Roxio’s website. As no separate charge is made for the PCS and the PCS is available for a period of less than one year, Roxio does not ascribe any value to the PCS or defer any portion of revenue for it.

For direct software product sales to end users, revenues are recognized upon shipment by Roxio to the end users.

Product development costs

Costs for the development of new software are expensed as incurred until technological feasibility has been established, at which time any additional development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Roxio believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Advertising costs

Advertising costs, with the exception of production costs related to television advertising, are expensed as incurred through direct spending and, prior to the Separation Date, allocations by Adaptec. Advertising costs were approximately $3.8 million in fiscal 2000, $11.0 million in fiscal 2001 and $17.4 million in fiscal 2002. See Note 6 regarding allocated costs. Production costs related to television advertising are expensed the first time the television advertisement is broadcast. There were no deferred production costs related to television advertising at March 31, 2001 or 2002.

Income taxes

Deferred taxes result from differences between the financial and tax bases of Roxio’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by Roxio.

As of March 31, 2000 and 2001, Roxio was not a separate taxable entity for federal, state or local income tax purposes and its operations were included in the consolidated Adaptec tax returns. Roxio’s tax provision for those periods has been prepared in accordance with SFAS No. 109, “Accounting for Income Taxes,” on a separate return basis. Accordingly, no tax benefit for Roxio’s portion of Adaptec’s net operating losses has been recognized.

Stock-based compensation

Roxio accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of Roxio’s common stock and the amount an employee must pay to acquire the common stock. The compensation expense is

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized over the periods the employee performs the related services, generally the vesting period of four years. No compensation expense has been recognized in Roxio’s Consolidated Statement of Operations, except as described in Note 9 relating to options in Roxio common stock committed to employees, Note 8 relating to stock issued to Virgin Holding, Inc., an indirect subsidiary of EMI Group plc (“Virgin”) and in Note 2 relating to Adaptec restricted common stock issued to certain Wild File employees. Roxio accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date of grant. In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (“FIN No. 44”) “Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB No. 25.” FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN No. 44 did not have a material effect on Roxio’s financial position or results of operations.

Net income per share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of a warrant issued in connection with a strategic relationship agreement with Virgin and common stock issuable upon exercise of stock options, computed using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	Years Ended March 31,
	2000	2001	2002
Basic net income per share—weighted-average number of common shares outstanding	16,500	16,500	17,216
Effect of dilutive common equivalent shares:
Stock options outstanding	—	—	259
Warrant issued in relation to the Virgin agreement	—	—	43

Diluted net income per share—weighted-average number of common shares outstanding	16,500	16,500	17,518

Common equivalent shares excluded from the calculation because their effect would have been anti-dilutive totaled zero in fiscal 2000, 1.3 million in fiscal 2001 and 1.4 million in fiscal 2002.

Recent accounting pronouncements

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires recognition of all derivatives as assets or liabilities and measurements of those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” which deferred the required date of adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133,” which amends the accounting and reporting standards for certain derivative instruments and certain hedging activities. Roxio adopted these statements in its first quarter of fiscal 2002 and the adoption did not have a material effect on Roxio’s financial position or results of operations.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Roxio adopted the standard on July 1, 2001 and the acquisition of MGI Software Corp. (see Note 2) was accounted for in accordance with SFAS No. 141.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is required for fiscal years beginning after December 15, 2001 and can be early-adopted for fiscal years beginning after March 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Roxio implemented SFAS No. 142 effective April 1, 2001 and the implementation resulted in Roxio ceasing to amortize goodwill effective April 1, 2001. The implementation also resulted in the reclassification of $1.1 million of certain intangible assets related to acquired work force to goodwill on Roxio’s consolidated balance sheet. In accordance with the transition requirements of SFAS No. 142, Roxio performed an impairment test of its goodwill balance as of April 1, 2001 and determined that its goodwill balance was not impaired.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 addresses accounting for the impairment of long-lived assets to be disposed of, and develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Roxio expects that the initial application of SFAS No. 144 on April 1, 2002 will not have a material impact on its financial statements.

In November 2001, the EITF reached a consensus on EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenues when recognized in the vendor’s income statement and could lead to negative revenues under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. Roxio implemented EITF 01-09 in the quarter ended March 31, 2002. The adoption of EITF 01-09 did not have a material effect on Roxio’s financial statements and the adoption did not require restatement of previously reported periods.

NOTE 2—BUSINESS COMBINATIONS:

Fiscal 2002

Acquisition of MGI Software

On January 31, 2002, Roxio acquired all of the outstanding shares and assets of MGI Software, a developer of Internet imaging products and digital video and photography solutions, in a two step asset and stock acquisition. Roxio’s primary reason for acquiring MGI Software was to expand its product offerings. Roxio issued approximately 2.2 million shares of its common stock with a value of $31.4 million in exchange for all of the outstanding shares of MGI Software. The common stock issued was valued in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquiror Securities Issued in a Purchase Business Combination,” using the average of market values of Roxio’s common stock for five days prior to the date of the consummation of the acquisition. Roxio incurred $2.8 million in professional fees, including legal, valuation and accounting fees, related to the acquisition, which were included as part of the purchase price of the transaction.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Roxio accounted for the acquisition of MGI Software using the purchase method of accounting. The results of operations and the estimated assets acquired and liabilities assumed have been included in the Roxio’s financial statements from the date of acquisition. The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below. The preliminary allocation was based on an independent appraisal and estimate of fair value. The allocation of the purchase price may be subject to change based on the final appraisal and estimate of fair value.

(in thousands)
Current assets	$(259)
Property and equipment	872
Other assets	18
In-process research and development	1,110
Identifiable intangible assets:
Purchased technology	7,032
Trade name	500
Goodwill	35,192

Total assets acquired	44,465
Current liabilities	(10,286)

Net assets acquired	$34,179

The identifiable intangible assets will be amortized on a straight line basis over their estimated useful lives of three years. In accordance with SFAS No. 142, goodwill will not be amortized but will be tested annually for impairment.

In connection with its acquisition of MGI Software, Roxio accrued restructuring costs of $635,000 million in the fourth quarter of fiscal 2002. This amount was included in current liabilities in the preliminary purchase price allocation. Approximately $532,000 of the charge related to severance payments to a total of 31 MGI Software employees whose positions were eliminated as a result of the acquisition. At March 31, 2002, 17 employees had been terminated The remaining 14 affected individuals are expected to terminate their employment during the first quarter of fiscal 2003 and the remaining balance of the accrual related to severance payments is expected to be paid out by June 30, 2002. The remainder of the charge related to costs to terminate contracts that were redundant after the acquisition. These amounts are included in accrued liabilities on the consolidated balance sheet.

The following table sets forth the restructuring activity in fiscal 2002 (in thousands):

	Amount Accrued	Cash Paid	Balance, March 31, 2002
Employee severance costs	$532	$164	$368
Contract termination costs	103	103	—

	$635	$267	$368

Roxio identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. Approximately $1.1 million of the purchase price was allocated to acquired in-process research and development (“IPR&D”) and written off in the fourth quarter of fiscal 2002. Roxio acquired IPR&D related to two projects:

•	an enhanced and upgraded version of the PhotoSuite product, a package of digital photo features designed to capture, edit and share photos on a PC or over the Internet, and

•	a new version of the VideoWave Movie Creator product, a digital video product that is designed for the beginner or novice user.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of IPR&D allocated to the PhotoSuite project was approximately $1.0 million and the amount allocated to the VideoWave Movie Creator project was approximately $110,000. The value for each of the projects was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value. Key assumptions utilized in determining these values include:

•	a discount rate of 35%, representing the cost of capital as related to the estimated time to complete the projects and the level of risk involved;

•	a royalty rate of 8% applied to projected revenues for each in-process project to attribute value for dependency on predecessor core technology; and

•
the percentage of completion for the projects, determined using costs incurred by MGI Software prior to the acquisition date compared to the remaining research and development to be completed to bring the projects to technological feasibility. Roxio estimated that as of the acquisition date, the PhotoSuite project was 40% complete and the VideoWave Movie Creator project was 30% complete. The estimated costs to complete the projects were approximately $1.5 million in the aggregate.

The VideoWave Movie Creator project is expected to be completed during the first quarter of fiscal 2003. The PhotoSuite project is expected to be completed during the second quarter of fiscal 2003. At March 31, 2002, estimated costs to complete the projects were in line with estimates.

Unaudited pro forma results

The following unaudited pro forma results assume MGI Software had been acquired as of April 1, 2000. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of other intangible assets and the elimination of non-recurring write-offs of in-process research and development acquired. The unaudited pro forma results for the year ended March 31, 2001 combine Roxio’s historical statement of operations for the year ended March 31, 2001 and the consolidated statement of operations of MGI Software for the year ended January 31, 2001. The unaudited pro forma results for the year ended March 31, 2002 combine Roxio’s historical statement of operations for year ended March 31, 2002 and the consolidated statement of operations of MGI Software for the year ended January 31, 2002. The pro forma information does not necessarily reflect the actual results that would have occurred if the acquisition had occurred on April 1, 2000, nor is it necessarily indicative of future results of operations of the consolidated company.

	Year Ended March 31,
	2001	2002
	(unaudited)
Net revenues	$152,509	$160,437
Net loss	$(20,770)	$(27,645)
Net loss per share, basic and diluted	$(1.11)	$(1.45)
Weighted average shares used in computing net loss per share	18,703	19,053

Fiscal 2000

Acquisition of CeQuadrat

On July 1, 1999, Adaptec acquired CeQuadrat, a developer of CD recordable software products, for $24.0 million in cash paid by Adaptec. The net assets acquired (excluding cash acquired) were assumed to have been contributed to Roxio by Adaptec at the date of acquisition. Roxio incurred $300,000 in professional fees, including legal, valuation and accounting fees, related to the acquisition, which were included as part of the purchase price of the transaction.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Roxio accounted for the acquisition of CeQuadrat using the purchase method of accounting. The results of operations and the estimated assets acquired and liabilities assumed were included in the Roxio’s financial statements as of the date the net assets were assumed to have been contributed by Adaptec. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below. The allocation was based on an independent appraisal and estimate of fair value.

(in thousands)
Net tangible liabilities (excluding cash acquired and retained by Adaptec of $4,815)	$(4,692)
In-process research and development	3,016

Goodwill and other intangible assets:
Goodwill	10,341
Covenant not to compete	4,360
Purchased technology	3,140
OEM relationships	1,186
Acquired employees	1,173
Trade name	953

21,153

Net assets acquired	$19,477

The net tangible liabilities were comprised primarily of receivables offset by accrued liabilities. Roxio identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. Approximately $3.0 million of the purchase price was allocated to acquired IPR&D and written off in the second quarter of fiscal 2000. Roxio acquired technology consisting of next generation consumer-oriented CD recordable software, next generation professional-oriented CD recordable software and CD backup software; the amount of IPR&D allocated to each of the projects was approximately $600,000, $2.2 million and $200,000, respectively. The value for each of the projects was determined by estimating the expected cash flows from the projects once commercially viable, discounting the net cash flows to their present value, and then applying a percentage of completion to the calculated value. Key assumptions utilized in determining these values include:

•	a discount rate of 30%, representing the cost of capital as related to the estimated time to complete the projects and the level of risk involved;

•	a royalty rate of 30% applied to projected revenues for each in-process project to attribute value for dependency on predecessor core technology; and

•
the percentage of completion for the projects, determined using costs incurred by CeQuadrat prior to the acquisition date compared to the remaining research and development to be completed to bring the projects to technological feasibility. Roxio estimated, that as of the acquisition date, the next generation consumer-oriented CD recordable software project was 82% complete, the next generation professional-oriented CD recordable software project was 69% complete and the CD backup software project was 82% complete and the estimated costs to complete the projects were approximately $100,000 in the aggregate.

All of the IPR&D projects acquired from CeQuadrat were completed during the third quarter of fiscal 2000, and estimated costs to complete the projects were in line with estimates. The next generation professional-oriented CD recordable software and the CD backup software began shipping in the third quarter of fiscal 2000. The next generation consumer-oriented CD recordable software will not be commercially released.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Wild File

On March 11, 2000, Adaptec acquired Wild File, a supplier of continuous backup and system recovery software. In consideration, Adaptec paid $13.2 million in cash, issued 392,000 shares of Adaptec common stock valued at $17.1 million and assumed stock options valued at $800,000. The common stock issued, including the restricted stock discussed below, was valued in accordance with EITF 95-19, using the average of market values of Adaptec’s common stock for several days prior to the date of the consummation of the acquisition. The options assumed were valued using the Black-Scholes valuation model. Included with the shares issued was 59,000 shares of restricted Adaptec common stock valued at $2.6 million to certain Wild File employee shareholders as incentives for continued employment. These restricted shares were issued as compensation for services to be provided subsequent to the date of the acquisition, and as such, in accordance with EITF No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” the value of the shares was recorded as deferred compensation. The restricted common stock vested monthly over one year from the date of acquisition and was amortized over the vesting period. At March 31, 2000, $2.4 million remained in deferred compensation, net of $200,000 of amortization recorded subsequent to the issuance date through March 31, 2000. At March 31, 2001, the deferred compensation had been fully amortized. The net assets acquired (excluding cash acquired) were assumed to have been contributed to Roxio by Adaptec at the date of acquisition. As part of the purchase agreement, $4.4 million of the purchase price was held back for unknown liabilities that may have existed as of the acquisition date. The holdback was funded to an escrow account and therefore did not represent cash or a liability of Roxio as of March 31, 2000. The holdback was paid for such unknown liabilities or to the seller within one year from the acquisition date and was included as part of the purchase price. Additionally, Roxio incurred $400,000 in professional fees, including legal, valuation and accounting fees, related to the acquisition, which were included as part of the purchase price of the transaction.

Roxio accounted for the acquisition of Wild File using the purchase method of accounting. The results of operations and the estimated assets acquired and liabilities assumed were included in Roxio’s financial statements as of the date the net assets were assumed to have been contributed by Adaptec. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below. The allocation was based on an independent appraisal and estimate of fair value.

(in thousands)
Net tangible liabilities (excluding cash acquired and retained by Adaptec of $5,230)	$1,540
In-process research and development	377
Deferred compensation	2,593

Goodwill and other intangible assets:
Goodwill	16,724
Patents	5,260
Covenant not to compete	1,650
Acquired employees	887
Trade name	526
Purchased technology	118

25,165
Deferred income tax liabilities	(3,376)

Net assets acquired	$26,299

The net tangible assets acquired were comprised primarily of receivables offset by accrued liabilities. The acquired IPR&D was written-off in the fourth quarter of fiscal 2000.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

Roxio’s cash, cash equivalents and short-term investments consist of the following:

March 31, 2002
Estimated Fair Value
Cash	$8,910
Cash equivalents:
Money market funds	38,370

Total cash and cash equivalents	$47,280

Short-term investments:
Commercial paper	$1,191
Corporate bonds	1,235
U.S. agencies securities	2,068
Asset-backed securities	206

Total short-term investments	$4,700

At March 31, 2002, the estimated fair value of Roxio’s cash, cash equivalents and short-term investments approximated their carrying value. There were no unrealized gains or losses at March 31, 2002. Approximately $1.7 million of the short-term investments mature in less than one year. The remaining short-term investments have maturity dates between one and two years.

There were no realized gains or losses on short-term investments in fiscal 2002.

Roxio had no cash, cash equivalents or short-term investments at March 31, 2001.

NOTE 4—BALANCE SHEET DETAIL:

		March 31,
		2001	2002
		(in thousands)
Inventories:
Raw materials		$7	$—
Work-in-progress		90	6
Finished goods		1,114	357

		$1,211	$363

Property and equipment, net:	Life
Machinery and equipment	3-5 years	$1,539	$6,031
Furniture and fixtures	3-8 years	1,321	1,192
Leasehold improvements	Life of lease	122	1,745

		2,982	8,968
Less: Accumulated depreciation and amortization		(1,556)	(1,846)

Property and equipment, net		$1,426	$7,122

Depreciation expense was $201,000 in fiscal 2000, $887,000 in fiscal 2001 and $664,000 in fiscal 2002.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,
	2001	2002
	(in thousands)
Accrued liabilities:
Accrued compensation and related taxes	$1,868	$9,372
Accrued litigation	—	3,141
Accrued technical support	1,616	1,818
Accrued royalties	1,032	1,506
Restructuring and accrued acquisition costs	—	1,272
Other	1,559	4,863

	$6,075	$21,972

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS:

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which Roxio early adopted effective April 1, 2001. As a result, Roxio ceased amortizing goodwill effective April 1, 2001. The following summary reflects the consolidated results of operations as if SFAS No. 142 had been adopted at the beginning of the periods presented (in thousands, except net income per share amounts):

	Years Ended March 31,
	2000	2001	2002
Net income:
As reported	$5,170	$3,570	$2,349
Effect of goodwill and acquired workforce amortization	3,177	9,740	—

Net income, as adjusted	$8,347	$13,310	$2,349

Net income per share:
Basic, as reported	$0.31	$0.22	$0.14
Effect of goodwill and acquired workforce amortization	0.19	0.59	—

Basic, as adjusted	$0.50	$0.81	$0.14

Diluted, as reported	$0.31	$0.22	$0.13
Effect of goodwill and acquired workforce amortization	0.19	0.59	—

Diluted, as adjusted	$0.50	$0.81	$0.13

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross carrying amounts and accumulated amortization of intangible assets are as follows for the periods presented (in thousands):

	March 31
	2001		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets:
Patents	$5,260	$1,841	$5,260	$3,594
Covenant not to compete	6,010	3,122	6,010	5,124
Purchased technology	3,258	1,873	10,290	3,393
OEM relationships	1,186	692	1,186	1,087
Trade name	1,479	740	1,984	1,259
Acquired workforce	2,060	994	—	—
Capitalized website development costs	1,572	229	1,823	848

	$20,825	$9,491	$26,553	$15,305

Net book value		$11,334		$11,248

Intangible assets are amortized over three years. Amortization of other acquired intangible assets was $4.1 million in fiscal 2000, $6.4 million in fiscal 2001 and $6.1 million in fiscal 2002. In addition, amortization of capitalized website development costs of $229,000 in fiscal 2001 and $445,000 in fiscal 2002 was included in sales and marketing expense and $174,000 in fiscal 2002 was included in general and administrative expense. See Note 2 regarding the acquisitions of MGI Software in fiscal 2002 and CeQuadrat and Wild File in fiscal 2000.

Changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended March 31,
	2001	2002
Beginning balance	$24,210	$15,189
Reclassification of acquired workforce, in accordance with SFAS No 142	—	1,066
Amortization of goodwill	(9,021)	—
Goodwill resulting from acquisition of MGI Software	—	35,192

Ending balance	$15,189	$51,447

Roxio constitutes one reporting unit, as defined by SFAS 142. As Roxio’s market capitalization from the distribution date up to March 31, 2002 has been above the net book value, Roxio has determined that its goodwill has not been impaired.

The estimated future amortization expense for intangible assets is as follows (in thousands):

Year Ending March 31,
2003	$6,328
2004	2,867
2005	2,053

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—TRANSACTIONS WITH ADAPTEC:

Allocated costs

As discussed in Note 1, Roxio’s costs and expenses include allocations from Adaptec for centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, sales, marketing and other Adaptec corporate services and infrastructure costs. These allocations have been determined on a basis that Adaptec and Roxio consider to be reasonable reflections of the utilization of services provided or the benefits received by Roxio. The allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value, or the specific level of activity directly related to such costs. The amounts for fiscal 2002 represent allocations for the period from April 1, 2001 through the Separation Date, May 5, 2001.

The following summarizes the corporate costs allocated to Roxio (in thousands):

	Year Ended March 31,
	2000	2001	2002
Cost of revenues (see Note 11)	$274	$253	$305
Research and development	1,772	1,407	—
Sales and marketing	8,383	6,877	81
General and administrative	3,181	3,385	293

	$13,610	$11,922	$679

For purposes of governing certain of the ongoing relationships between Roxio and Adaptec at and after the Separation Date and to provide for an orderly transition, Roxio and Adaptec have entered into various agreements, including the Separation Agreement and other agreements outlined below (“Ancillary Agreements”). A brief description of each of the agreements follows:

Master Separation and Distribution Agreement

The Separation Agreement contains the key provisions relating to the separation, Roxio’s initial funding and the distribution. The agreement lists the documents and items that the parties were required to deliver in order to accomplish the transfer of assets and liabilities from Adaptec to Roxio, effective on the Separation Date. The agreement also contains conditions that were required to occur prior to the distribution. The parties also entered into ongoing covenants that survived the separation, including covenants to exchange information, retain specific documents, refrain from direct employee solicitation and resolve disputes in specified ways.

Assignment and Assumption Agreement

The Assignment and Assumption Agreement identified the assets that Adaptec transferred to Roxio and the liabilities that Roxio assumed from Adaptec in the separation. The assets that were transferred and the liabilities that were assumed are, with the exception of approximately $11.5 million in income taxes payable, substantially those that appeared on Roxio’s consolidated balance sheet as of the Separation Date. Also on the Separation Date, Roxio recorded a receivable of $2.7 million and a payable of $9.6 million with Adaptec, which were previously included in owner’s net investment. In addition, upon separation, Adaptec contributed to Roxio $33.2 million in cash, which included $3.2 million in cash held by Roxio’s overseas subsidiaries to fund working capital as a stand-alone entity.

The Assignment and Assumption Agreement also allocates litigation management responsibilities regarding specific litigation matters to either Roxio or Adaptec.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Matters Agreement

The Employee Matters Agreement outlines how Adaptec and Roxio plan to allocate responsibility for, and liability related to, the employment of those employees of Adaptec who became Roxio employees under the separation. The agreement also contains provisions describing Roxio’s benefit and equity plans. From the Separation Date to the Distribution Date, Roxio employees participated in various Adaptec benefit plans, including Adaptec’s 401(k) plan, deferred compensation plan, health and welfare plans and equity and other compensation and bonus plans. Roxio incurred actual payroll charges and paid Adaptec an additional fee amounting to 25% of the actual payroll charges. Roxio did not assume any of the options to purchase Adaptec common stock held by the Adaptec employees who became Roxio employees upon legal separation.

Master Transitional Services Agreement

The Master Transitional Services Agreement outlines individual transitional services that Roxio requested Adaptec to provide after separation in order to conduct Roxio’s business. The agreement provides the time period for each service, a summary of the service to be provided and a description of the service. Generally, Roxio will pay Adaptec for direct and indirect charges incurred for services plus five percent. The agreement covers services relating primarily to accounting, finance, taxes, human resources, information technology and operations. This agreement terminated on May 5, 2002.

Real Estate Matters Agreement

The Real Estate Matters Agreement addresses real estate matters relating to the Adaptec properties that Adaptec leases or shares with Roxio and the leases that Adaptec assigned to Roxio. The agreement describes the manner in which Adaptec shares with Roxio an Adaptec leased property, leases one property to Roxio and assigned certain leases to Roxio. The Real Estate Matters Agreement also provides that all costs required to effect the transfers, including landlord consent fees, landlord attorneys’ fees and any costs and expenses relating to re-negotiation of Adaptec’s leases will be incurred and paid by Adaptec.

Indemnification and Insurance Matters

Effective as of the Separation Date, Roxio and Adaptec each released the other from any liabilities arising from events occurring on or before the Separation Date. The agreement also contains provisions governing indemnification. In general, Roxio will indemnify Adaptec from all liabilities arising from Roxio’s business prior to the separation date, unless caused by misconduct of an Adaptec employee, any of its liabilities arising from Roxio’s business after the separation date, any of its contracts, its breach of the Separation Agreement or Ancillary Agreements, or any untrue statement of a material fact or an omission to state a material fact in Roxio’s Form 10 Registration Statement. In general, Adaptec will indemnify Roxio from all liabilities arising from its business or its breach of the Separation Agreement or Ancillary Agreements, or matters for which Roxio has no indemnification responsibility. In addition, Adaptec and Roxio will each indemnify the other against liability for specified environmental matters. Roxio will be responsible for obtaining and maintaining its insurance programs and arrangements separate from Adaptec after the separation date.

Manufacturing Services Agreement

The Manufacturing Services Agreement provides that Adaptec will perform manufacturing services with respect to Roxio products (“Products”) for a period of one year at a fee based on Adaptec’s standard cost plus ten percent. Additional expenses including freight, insurance and taxes will be billed at actual cost plus five percent. The Manufacturing Services Agreement terminated on May 5, 2002.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adaptec warrants the media upon which the software is reproduced for 90 days from the date of delivery or pull from Roxio’s warehouse. Adaptec will replace Products reproduced on defective media and returned under Adaptec return merchandise authorization procedures.

The agreement provides that Roxio will indemnify Adaptec for claims of intellectual property infringement brought against Adaptec based upon its manufacture of Products for Roxio. Each party will indemnify the other party against claims arising from its negligence or that of its agents and Roxio will indemnify Adaptec for claims based upon the defective design or code of Products.

Intellectual Property Agreements

Under the Master Technology Ownership and License Agreement and the Master Patent Ownership and Assignment Agreement, Adaptec transferred to Roxio its rights in specified patents, specified trademarks, copyrights, related goodwill and other technology related to Roxio’s current business and research and development efforts upon separation.

Consistent with all other assets transferred to Roxio, intellectual property was transferred at its net book value on the date of transfer. All intellectual property transferred has also been included in Roxio’s financial statements at March 31, 2000 and 2001.

Tax Sharing Agreement

The Tax Sharing Agreement provides for Adaptec’s and Roxio’s obligations concerning various tax liabilities. The Tax Sharing Agreement provides that Adaptec generally will pay, and indemnify Roxio if necessary, with respect to all federal, state, local and foreign taxes relating to Roxio’s business for any taxable period beginning on May 5, 2001 and ending prior to the distribution date. The agreement then provides that Adaptec and Roxio will make subsequent payments between them such that the amount of taxes paid by Adaptec and Roxio will be determined, subject to specified adjustments, as if Adaptec, Roxio and each of their subsidiaries included in Adaptec’s consolidated tax returns had filed their own consolidated, combined or unitary return for that period.

The Tax Sharing Agreement also requires Roxio to indemnify Adaptec for certain taxes and similar obligations that Adaptec could incur if the distribution does not qualify for tax-free treatment due to the following events:

•	an acquisition of a controlling interest in Roxio stock after the distribution;

•	Roxio’s failure to continue its business after the distribution;

•	a repurchase of Roxio’s stock; or

•	other acts or omissions by Roxio.

The Tax Sharing Agreement further provides for cooperation with respect to certain tax matters, the exchange of information and the retention of records which may affect the income tax liability of either party.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—INCOME TAXES:

Roxio has entered into a tax allocation agreement with Adaptec. See Note 6 for a description of the agreement.

The components of income before income taxes are as follows:

	Year Ended March 31,
	2000	2001	2002
	(in thousands)
Domestic	$8,669	$2,530	$5,035
Foreign	789	6,961	4,040

Income before income taxes	$9,458	$9,491	$9,075

The components of the provision for income taxes are as follows:

	Year Ended March 31,
	2000	2001	2002
	(in thousands)
Federal:
Current	$1,992	$7,118	$3,498
Deferred	961	(2,959)	(831)

Foreign:
Current	811	854	3,425
Deferred	—	—	(126)

State:
Current	408	1,537	879
Deferred	116	(629)	(119)

	$4,288	$5,921	$6,726

Significant components of Roxio’s deferred tax assets and liabilities are as follows:

	March 31,
	2001	2002
	(in thousands)
Intangible technology	$2,774	$—
Compensatory accruals	420	444
Royalty accruals	675	385
Accrued liabilities and other provisions	1,930	1,818
Net operating loss	535	4,583
Other, net	108	555

Total	6,442	7,785
Less: Valuation allowance	(3,309)	(3,905)

Deferred tax assets	3,133	3,880
Intangibles	(2,251)	(1,922)

Net deferred tax assets	$882	$1,958

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The increase in the total valuation allowance was approximately $753,000 for the year ended March 31, 2001 and approximately $596,000 for the year ended March 31, 2002. Roxio has established a partial valuation allowance against its gross deferred tax assets related to losses in foreign subsidiaries to reduce the asset to the amount that was deemed more likely than not to be recoverable prior to expiration. In establishing the valuation allowance, Roxio considered, among other factors, its historical profitability, projections for future profits and the ability of its foreign subsidiaries to utilize their deferred tax assets.

At March 31, 2002, Roxio has net operating loss carryforwards of approximately $18 million that have an indefinite expiration period.

The provision for income taxes differs from the amount computed by applying the federal statutory tax rate to income before taxes as follows:

	Years Ended March 31,
	2000	2001	2002
	(in thousands)
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	3.6	4.8	8.4
Foreign income at other than U.S. tax rate	(21.4)	(16.7)	(3.9)
Increase in valuation allowance	27.0	—	6.6
Goodwill amortization	2.9	30.1	—
Stock-based compensation	—	9.3	27.0
In-process research and development	—	—	1.7
Other	(1.8)	(0.1)	(0.7)

Effective income tax rate	45.3%	62.4%	74.1%

Roxio has not accrued income taxes on accumulated undistributed earnings of its non-U.S. subsidiaries, as these earnings will be reinvested indefinitely.

NOTE 8—STOCKHOLDERS’ EQUITY:

On May 17, 2001, Roxio entered into a strategic relationship with Virgin to, among other things, develop technology solutions relating to CD recording technology. As part of the agreement, Virgin will provide strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 shares of Roxio’s common stock at a price of $8.50 per share. In the first quarter of fiscal 2002, approximately $1.1 million in deferred stock-based compensation was recorded for the common stock issued. Amortization expense of approximately $961,000 related to the common stock is included in stock-based compensation charges in the consolidated statement of operations for fiscal 2002. Virgin also received a warrant to purchase 117,647 shares of Roxio’s common stock at a price equal to $8.50 per share. The warrant becomes exercisable by 25% each quarter following the initial agreement. The warrant expires on May 17, 2004. Stock-based compensation charges of approximately $1.8 million related to the warrant were recorded and are included in the consolidated statement of operations for fiscal 2002.

On May 18, 2001 the Board of Directors adopted a Stockholders’ Rights Plan. Under the plan, Roxio issued a dividend of one right (the “Rights”) for each share of common stock, par value of $0.001 per share, of Roxio held by stockholders of record as of the close of business on June 15, 2001. Under the plan, each Right entitles stockholders to purchase a fractional share of Roxio’s preferred stock for $77.00. Initially, the Rights are not exercisable and will trade with Roxio’s common stock. Generally, the Rights may become exercisable if a person or group acquires beneficial ownership of 15% or more of Roxio’s common stock or commences a

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of Roxio’s common stock. Upon occurrence of these events, unless redeemed for $0.001 per right, the Rights will then become exercisable by holders of the Rights, other than an unsolicited third party acquirer, for common shares of Roxio, or of the third party acquirer, having a value of twice the Right’s then-current exercise price.

NOTE 9—EMPLOYEE BENEFIT PLANS:

2000 Stock Option Plan

On November 10, 2000, the Board of Directors adopted and, as the sole stockholder of Roxio, Adaptec approved, the 2000 Stock Option Plan (“2000 Plan”). Under the 2000 Plan, options to purchase Roxio’s common stock may be granted to employees, consultants and directors. Options may be granted at an exercise price not less than 100% of the fair market value of Roxio’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value on the date of grant for nonqualified stock options. Options have a term of 10 years from date of grant and generally vest over a four year period, 25% on the first anniversary of grant and 6.25% per quarter thereafter. The Board initially reserved 1,500,000 shares of common stock for issuance under the 2000 Plan. On February 16, 2001, the Board amended the 2000 Plan to reserve an additional 500,000 shares of common stock and on April 19, 2001, the Board amended the 2000 Plan to reserve an additional 1,600,000 share of common stock. Adaptec, as the sole stockholder of Roxio, approved both of these amendments. At March 31, 2002, 106,622 shares remain available for future grant.

On December 20, 2000, a commitment was made to issue to employees of Adaptec, who subsequently became employees of Roxio at the date of legal separation, options to purchase 1.15 million shares of Roxio common stock with an exercise price of $8.50 per share. Between December 20, 2000 and March 31, 2001, options to purchase an additional 160,000 shares of common stock at $8.50 per share were committed to be issued. Due to the binding nature of the commitment, the date of the commitment to grant the options was assumed to be the date of grant. The options will vest 25% on the one-year anniversary of the later of September 21, 2000 or the applicable employee’s hire date and 6.25% per quarter thereafter. Because the grants of Roxio options constituted grants to non-employees, the options were valued using the Black-Scholes valuation model with the following assumptions: expected life of 10 years, risk-free interest rate of 5%, volatility of 63% and dividend yield of 0%. In addition, because the number of options that would ultimately be granted was unknown at the commitment date, a measurement date for these options was not able to be established. These options were therefore subject to variable plan accounting treatment, resulting in a re-measurement of the compensation expense at March 31, 2001 and on the Separation Date based on the then-current market value of the underlying common stock. Compensation was recognized under the model prescribed in FIN No. 28. Amortization of the compensation of approximately $2.4 million for the year ended March 31, 2001 and approximately $877,000 for the year ended March 31, 2002 related to the period before legal separation, was recorded and was included in stock-based compensation charges in the consolidated statement of operations.

The measurement date was established on the date of legal separation at which time certain employees of Adaptec became employees of Roxio and options to purchase an aggregate of 1.5 million shares of Roxio common stock were granted to these employees under the Roxio 2000 Stock Option Plan. Pursuant to FIN No. 44, at the date of change in status from non-employees to employees, the accounting basis for the options changed and the compensation associated with these options was re-measured and fixed using the intrinsic value at that date as prescribed by APB Opinion No. 25. The remeasurement resulted in the recording of deferred stock compensation of approximately $5.2 million, which will be amortized over the vesting periods of the respective options.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of fiscal 2002, Roxio also granted to employees options to purchase approximately 1.8 million shares of common stock at prices below the current fair market value and recorded deferred stock compensation of approximately $6.6 million related to these options. This amount will be amortized over the vesting periods of the respective options, which varies based on the individual employee’s contribution to Roxio.

Amortization of deferred stock compensation related to employee stock options of approximately $4.4 million for the year ended March 31, 2002 was recorded and was included in stock-based compensation charges in the consolidated statement of operations.

2001 Stock Plan

On April 19, 2001, the Board of Directors adopted and, as the sole stockholder of Roxio, Adaptec approved, the 2001 Stock Plan (“2001 Plan”). The 2001 Plan provides for the granting of incentive and non-qualified stock options and restricted stock to officers, directors, employees and service providers of Roxio. The Board initially reserved 1,000,000 shares of common stock for issuance under the 2001 Plan. On April 1 of each year, the number of shares reserved for issuance under the 2001 Plan will automatically increase by the lesser of 2,000,000 shares, 6% of the common shares outstanding on March 31 of that year or a number of shares determined by the Board. At March 31, 2002, 9,200 shares remained available for future grant under the 2001 Plan. On April 1, 2002, the number of shares reserved for issuance under the 2001 Plan was increased by 1,618,444 shares.

The exercise price of each stock option issued under the 2001 Stock Plan will be specified by the Board at the time of grant. However, incentive stock options as well as nonqualified stock options that are intended to qualify as performance-based options may not be granted at less than the fair market value of Roxio’s common stock at the date of grant. For holders of more than 10% of Roxio’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of Roxio’s common stock at the date of grant and for a term not to exceed five years. Options granted under the 2001 Plan generally vest over a four year period, 25% on the first anniversary of grant and 6.25% per quarter thereafter, for employees or over the service period for non-employees and expire ten years from the date of grant. Restricted stock granted under the 2001 Plan may be fully vested at grant or may be subject to a vesting period determined by the Board. Unvested shares of restricted stock are subject to repurchase by Roxio upon termination of employment. To date, Roxio has not granted shares of restricted stock.

2001 Directors Option Plan

On April 19, 2001, the Board of Directors adopted and, as the sole stockholder of Roxio, Adaptec approved, the 2001 Directors Option Plan (“Directors Plan”). The Directors Plan provides for the granting of nonqualified stock options to directors who are not employees of Roxio (“outside directors”). The Board initially reserved 100,000 shares of common stock for issuance under the Directors Plan. At March 31, 2002, 12,500 shares remained available for future grant under the Directors Plan.

The exercise price of each stock option issued under the Directors Plan will be 100% of the fair market value of the common stock on the date of grant. Under the Directors Plan, each outside director will be granted an option to purchase 12,500 share of Roxio common stock (15,000 for the Chairman of the Board) on the effective date of the Directors Plan or upon appointment as director. On January 1 of each year, each outside director will receive an addition option to purchase 5,000 shares of Roxio common stock (7,500 shares for the Chairman of the Board), provided the outside director has served for at least 6 months. Options granted under the Directors Plan will vest on a quarterly basis over a four-year period and expire ten years from the date of grant.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 Stock Plan

On January 22, 2002, the Board of Directors adopted the 2002 Stock Plan (“2002 Plan”). The 2002 Plan, which did not require approval by the stockholders, provides for the granting of nonqualified stock options and restricted stock to employees and service providers of Roxio. Officers and directors are not eligible to receive option or restricted stock grants under the 2002 Plan.

The Board initially reserved 750,000 shares of common stock for issuance under the 2002 Plan. At March 31, 2002, 49,150 shares remained available for future grant under the 2002 Plan.

The exercise price and vesting schedule of each stock option issued under the 2001 Stock Plan will be specified by the Board at the time of grant. Options expire ten years from the date of grant. Restricted stock granted under the 2002 Plan may be fully vested at grant or may be subject to a vesting period determined by the Board. Unvested shares of restricted stock are subject to repurchase by Roxio upon termination of employment. To date, Roxio has not granted shares of restricted stock.

A summary of activity under Roxio’s stock option plans follows:

	Year Ended March 31, 2002
	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	—	$—
Granted:
At fair market value	2,325,925	15.01
At less than fair market value	3,353,431	8.50
Exercised	(470,475)	8.50
Canceled	(406,828)	9.06

Outstanding, end of year	4,802,053	11.60

Exercisable, end of year	926,370	$9.39

Weighted average fair value of options granted during the year:
At fair market value		$8.37
At less than fair market value		$7.82

The following table summarizes information about stock options outstanding as of March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$8.50	2,512,847	9.05 years	$8.50	803,703	$8.50
$10.21—$15.23	920,306	9.73 years	13.89	7,283	14.03
$15.25	1,111,800	9.48 years	15.25	115,384	15.25
$15.32—$20.40	257,100	9.85 years	18.00	—	—

	4,802,053	9.33 years	$11.60	926,370	$9.39

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

On April 19, 2001, the Board of Directors adopted and, as the sole stockholder of Roxio, Adaptec approved, the 2001 Employee Stock Purchase Plan (“ESPP”). The Board initially reserved 500,000 shares of common stock for issuance under the ESPP. On April 1 of each year, the number of shares reserved for issuance under the ESPP will automatically increase by the lesser of 100,000 shares, 1.5% of the common shares outstanding on March 31 of that year or a number of shares determined by the Board. Offering periods are generally 24 months long, beginning on February 15 and August 15 of each year, and consist of four six-month purchase periods. However, the first offering period began on May 14, 2001 and will end on July 31, 2003. Roxio employees generally may contribute up to 10% of their base compensation to the purchase of Roxio stock at a purchase price equal to 85% of the market price at the beginning of the offering period or the end of the purchase period, whichever price is lower. A total of 64,319 shares were issued under the ESPP in fiscal 2002 and 435,681 shares remained available for future issuance at March 31, 2002. On April 1, 2002, the number of shares reserved for issuance under the ESPP was increased by 100,000 shares. No shares were issued under the ESPP in fiscal 2000 or 2001. The weighted average fair value of the stock purchase rights granted under the ESPP in 2002 was $6.22.

Pro Forma Information

Roxio applies the intrinsic value method in accounting for its equity-based compensation plans. Had compensation cost for its equity-based compensation plans been determined in accordance with the fair value method set forth in SFAS No. 123, “Accounting for Stock-Based Compensation,” Roxio’s net income (loss) would have been as follows (in thousands, except per share amounts):

Year Ended March 31, 2002
As reported:
Net income	$2,349
Net income per share:
Basic	$0.14
Diluted	$0.13
Pro forma:
Net loss	$(2,009)
Net loss per share:
Basic and diluted	$(0.12)

Pro forma information is presented only for fiscal 2002 as Roxio granted no options or ESPP stock purchase rights prior to the Separation Date, May 5, 2001. Because the SFAS No. 123 expense related to stock options is amortized over four years and ESPP stock purchase rights expense is amortized over two years, the pro forma amounts above are not representative of future pro forma amounts.

The fair value of stock option and ESPP stock purchase rights was estimated on the date of grant using the Black-Scholes model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and ESPP stock purchase rights.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended March 31, 2002
Stock options:
Expected volatility	70.0%
Risk-free interest rate	4.7%
Expected life	4 years
Expected dividend yield	zero

ESPP stock purchase rights:
Expected volatility	70.0%
Risk-free interest rate	3.37%
Expected life	1.2 years
Expected dividend yield	zero

NOTE 10—BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Segment information

Roxio has organized and managed its operations in a single operating segment, which designs, develops and markets application software. The determination that Roxio constitutes a single operating segment was made primarily based on how the chief operating decision maker (“CODM”) views and evaluates Roxio’s operations. Roxio’s Chief Executive Officer has been identified as the CODM as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Geographic information

The following table presents net revenues by country and is attributed to countries based on location of the selling entity:

	Year Ended March 31,
	2000	2001	2002
	(in thousands)
United States	$49,135	$82,062	$101,872
The Netherlands	—	—	30,105
Singapore	11,631	18,867	4,867
Japan	11,002	13,465	—
Other countries	6,023	7,514	5,677

	$77,791	$121,908	$142,521

Prior to separation, Roxio’s international distribution was located primarily in Singapore and Japan. Subsequent to separation, Roxio’s international distribution is located primarily in The Netherlands.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents long-lived assets by country based on the location of the assets:

	March 31,
	2001	2002
	(in thousands)
United States	$18,857	$56,068
Canada	—	7,889
Germany	9,083	6,023
Other countries	9	382

	$27,949	$70,362

NOTE 11—COMMITMENTS, CONTINGENCIES AND LITIGATION:

Commitments

Upon legal separation, Roxio entered into a leasing agreement with Adaptec for its principal executive office in Milpitas, California. In March 2002, Roxio relocated its principle executive offices to a new leased facility in Santa Clara, California. Roxio has no further obligation under the lease agreement for the Milpitas facility. Also on the Separation Date, Roxio was assigned certain lease agreements that are currently between Adaptec and other third parties for other facilities in Longmont, Colorado; Maple Grove, Minnesota; Silverdale, Washington; Portland, Oregon; Wurselin, Germany; Tokyo, Japan and Maastricht, The Netherlands. Rent expense under all operating leases was $2.6 million in fiscal 2002. Rent expense in fiscal 2000 and fiscal 2001 was included in amounts allocated to Roxio from Adaptec (see Note 6).

Roxio has entered into capital lease agreements that expire on various dates between January 2003 and December 2004 for property and equipment. The cost of property and equipment held under capital leases at March 31, 2002 was $1,645,000 and was included in machinery and equipment. Related accumulated amortization at March 31, 2002 was $46,000.

The future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of March 31, 2002 are as follows (in thousands):

	Capital Leases	Operating Leases
2003	$631	$3,010
2004	626	2,687
2005	371	2,326
2006	—	2,242
2007	—	1,534

Total minimum lease payments	1,628	$11,799

Less amount representing interest (at 7.1% to 7.9%)	(181)

Obligations under capital leases	1,447
Less current portion	(526)

Long term capital lease obligation	$921

Roxio also subleases some of its facilities to unrelated third parties. The subleases expire at various dates from August 2002 through June 2005. Expected future minimum sublease income is $410,000 in fiscal 2003, $389,000 in fiscal 2004, $243,000 in fiscal 2005 and $13,000 in fiscal 2006.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

Roxio previously obtained various services from Adaptec and entered into various Ancillary Agreements relating to these services at and after the time of separation. See Note 6—Transactions with Adaptec.

In May 2000, Adaptec entered into a patent cross-license agreement with a third party. Under the agreement, Adaptec paid the third party a patent settlement fee in return for a release from past infringement claims prior to January 1, 2000, and a patent license fee for the use of certain of the third party’s patents through June 30, 2004, including patents specifically relating to Roxio products. Additionally, Adaptec granted the third party a license to use all of its patents for the same period. Following the Distribution Date, the terms of the third party agreement no longer applied to Roxio.

The aggregate patent fee to be paid by Adaptec under the cross-license agreement will range from $11.0 million to $25.0 million, depending on the outcome of an evaluation of certain patents by an independent party. Adaptec’s best estimate of the aggregate patent fee that will be payable under the cross-license agreement is $18.0 million. The portion of the estimated patent fee allocated to revenues from periods prior to December 31, 1999 (the date the amount was probable and estimable) of $9.6 million was written off and reflected as a component of cost of revenues in Adaptec’s financial statements. Roxio’s portion of the estimated $9.6 million patent fee, or $274,000, was allocated to Roxio based on its portion of Adaptec revenues and is included in cost of revenues for the year ended March 31, 2000. The remaining estimated patent fee pertaining to future periods was classified by Adaptec as an intangible asset and is being amortized by Adaptec over the period from January 1, 2000 through June 30, 2004. Roxio’s portion of the amortization of the patent fee is included in cost of revenues in the statement of operations through an allocation by Adaptec based on revenues. Roxio’s portion of the amortization was $253,000 for the year ended March 31, 2001. For the period from the date of separation to the distribution date, Adaptec invoiced Roxio for its portion of this amortization, totaling $14,000.

Litigation

On February 13, 2001, several former stockholders of Incat Systems Software USA, Inc. filed a lawsuit against Adaptec in the Superior Court of California in the County of Santa Clara. The lawsuit stems from Adaptec’s alleged failure to pay these former stockholders all of the amounts due to them based on an earn-out agreed to in connection with the acquisition of Incat. Roxio has been asked to defend and indemnify Adaptec in this lawsuit pursuant to the terms of an agreement between the two parties. The lawsuit requests a judgment against Adaptec for actual, compensatory and punitive damages, including interest, court costs, each in amounts to be proven, and reasonable attorneys’ fees incurred. Roxio believes the lawsuit is without merit and intends to vigorously defend its interests.

On May 10, 2001, Gracenote, Inc. filed a lawsuit against Roxio in U.S. District Court for the Northern District of California alleging patent and trademark infringement and breach of contract. On June 13, 2001, Roxio filed counterclaims against Gracenote alleging breach of contract, antitrust violations and tortuous interference with business relationships. On December 31, 2001, Roxio entered into a multi-year service agreement with Gracenote under which Gracenote CDDB will provide CD recognition services to Roxio’s current and future customers. Concurrent with the execution of this service agreement, Roxio and Gracenote entered into a settlement agreement in relation to the lawsuit, which agreement settled all outstanding litigation between the companies.

On June 11, 2001 Roxio entered into a settlement agreement with Prassi Software, Inc. and certain individuals in relation to a lawsuit filed by Roxio and Adaptec in the United States District Court for the Northern District of California on April 6, 1998. According to the settlement, Prassi paid Roxio $2,000,000 and assigned to Roxio all rights in the product CD Right and CD Right Plus. Prassi kept the right to sell, distribute, copy and support the product CD Rep for professional CD mastering applications.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MGI Software Corp. has been notified by a number of companies that certain of MGI Software’s software products may infringe patents owned by these companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by MGI Software to these entities. In addition, MGI Software has been notified by a number of its OEM customers that they have been approached by one of these companies set forth above regarding possible patent infringement related to certain MGI Software software products that they bundle with their respective computer products. Roxio estimates that the low end of the range of the cost to settle these claims is approximately $3.1 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued as part of the purchase price allocation of MGI Software $3.1 million, which is included in accrued liabilities, related to the settlement of these claims.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. The patent at issue in the case has expired, and Roxio intends to defend the action. Because the case is at an early state, the outcome cannot be predicted with any certainty.

Roxio is a party to litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Roxio believes that the final outcome of such matters will not have a material adverse impact on its business, financial position or results of operations.

NOTE 12—LINE OF CREDIT:

In January 2002, Roxio entered into an agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of Roxio’s assets. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum and expires in January 2005. The line of credit contains certain covenants that require Roxio to maintain certain financial ratios. Roxio was in compliance with all covenants at March 31, 2002. There were no amounts outstanding under the line of credit at March 31, 2002.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Description	Balance at Beginning of Period	Addition Charged to Cost and Expenses	Deductions	Balance at the End of Period
Allowance for bad debt:
Year ended March 31, 2000	$109	$897	$431	$575
Year ended March 31, 2001	575	219	639	155
Year ended March 31, 2002	155	790	170	755

Allowance for sales returns and certain sales incentives:
Year ended March 31, 2000	$652	$6,325	$4,791	$2,186
Year ended March 31, 2001	2,186	8,351	5,935	4,602
Year ended March 31, 2002	4,602	16,286	15,396	5,492

Deferred tax valuation allowance:
Year ended March 31, 2000	$—	$2,556	$—	$2,556
Year ended March 31, 2001	2,556	753	—	3,309
Year ended March 31, 2002	3,309	596	—	3,905

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROXIO, INC.

By:	/s/ WM. CHRISTOPHER GOROG	By:	/s/ R. ELLIOT CARPENTER
	Wm. Christopher Gorog Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer) June 28, 2002		R. Elliot Carpenter Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) June 28, 2002

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

Signature	Title	Date

/s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	June 28, 2002

/s/ VERNON E. ALTMAN Vernon E. Altman	Director	June 28, 2002

/s/ RICHARD J. BOYKO Richard J. Boyko	Director	June 27, 2002

/s/ JOSEPH C. KACZOROWSKI Joseph C. Kaczorowski	Director	June 28, 2002

/s/ ROBERT RODIN Robert Rodin	Director	June 28, 2002

ROXIO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	First Amended and Restated Master Separation and Distribution Agreement effective as of February 28, 2001 between Adaptec and the Registrant (1)

2.2	General Assignment and Assumption Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.3	Indemnification and Insurance Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.4	Master Patent Ownership and License Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.5	Master Technology Ownership and License Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.6	Master Confidential Disclosure Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.7	Master Transitional Services Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.8	Employee Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.9	Tax Sharing Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.10	Real Estate Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.11	Manufacturing Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.12	International Transfer of Assets Agreement dated May 5, 2001 between Adaptec Mfg(S) Pte Ltd. and Roxio CI Ltd. (1)

2.13	Letter Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.14	Amendment to the Tax Sharing Agreement dated July 19, 2000 between Adaptec and the Registrant (4)

2.15	Combination Agreement between MGI Software Corp. and the Registrant (4)

2.16	Purchase Agreement between Roxio CI Ltd. And MGI, dated January 30, 2002 (7)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (1)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (2)

4.1	Form of Common Stock certificate of the Registrant (1)

4.2	Warrant to Purchase Common Stock dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)

4.3	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)

4.4
Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (2)

10.1	2001 Employee Stock Purchase Plan (1)*

10.2	Amended and Restated 2000 Stock Option Plan (1)*

10.3	Form of 2000 Stock Option Plan Agreements (1)*

Exhibit Number	Description of Exhibit

10.4	2001 Director Option Plan (1)*

10.5	Form of 2001 Director Option Plan Agreements (1)*

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)*

10.7	Lease Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

10.8	Employment agreement dated September 24, 2001 between Wm. Christopher Gorog and the Registrant (6)*

10.9	Employment agreement dated May 11, 2001 between Thomas J. Shea and the Registrant (3)*

10.10	Employment agreement dated May 11, 2001 between R. Elliot Carpenter and the Registrant (3)*

10.11	2001 Stock Plan (1)*

10.12	Form of 2001 Stock Plan Agreements (1)*

10.13	Employment agreement dated July 24, 2001 between R. Elliot Carpenter and the Registrant (5)*

10.14	Distribution Agreement dated September 6, 2000 between the Registrant and Ingram Micro, Inc. (1)

10.15	2002 Stock Plan (8)

21.1	List of Subsidiaries

23.1	Consent of Independent Accountants

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 7, 2002.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 15, 2002.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-81522) as filed with the Securities and Exchange Commission on January 28, 2002.