Form 10-K/A
period 2002-03-31
ROXIO INC
filed 2002-07-26
CIK 1122787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32373

ROXIO, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0551214 (I.R.S. Employer Identification No.)

455 El Camino Real, Santa Clara, California (Address of principal executive offices)	95050 (Zip Code)

Registrant’s telephone number, including area code: (408) 367-3100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Series A Participating Preferred Stock Purchase Rights, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

As of July 22, 2002, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $135.9 million. For this computation, the company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the company and their associates as a group. As of July 22, 2002, the number of outstanding shares of common stock of the registrant was approximately 19,531,750.

ROXIO, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2002

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K. The Registrant will also include this information in its proxy statement for its 2002 Annual Meeting of Stockholders. In addition this Amendment No. 1 includes an additional exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

i

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Vernon E. Altman, age 56, has served as our director since December 2001. Mr. Altman’s initial term as a director expires at the annual meeting in 2004. Mr. Altman is director of Bain & Company, a leading international consulting firm, and Mr. Altman lead the company’s technology/telecommunication practice and the company’s full potential transformation practice. Mr. Altman joined Bain at its founding in 1973. Mr. Altman received Bachelor’s and Master’s degrees in electrical engineering from Massachusetts Institute of Technology (MIT), and a Master’s in Management from MIT’s Sloan School.

Richard J. Boyko, age 53, has served as a director since April 2001. Mr. Boyko’s initial term as a director expires at the annual meeting in 2002. Mr. Boyko currently serves as co-president and chief creative officer of Ogilvy & Mather, an advertising agency. He joined Ogilvy & Mather in November 1989. Mr. Boyko majored in advertising at Art Center College of Design.

Wm. Christopher Gorog, age 49, has served as our chief executive officer, president and as a director since August 2000. Mr. Gorog’s term as a director expires at the annual meeting in 2004. Mr. Gorog has served as our chairman of the board since September 2001. From February 1999 to September 2000, Mr. Gorog served as a consultant in the entertainment and media industry, including serving as advisor to J.H. Whitney, an asset management company, in HOB Entertainment, Inc.’s acquisition of Universal Concerts. From November 1995 to February 1999, Mr. Gorog served as president of new business development at Universal Studios, an entertainment company. From January 1995 to November 1995, Mr. Gorog served as executive vice president of group operations at Universal Studios. Mr. Gorog earned a B.A.S. in Telecommunications and Film from San Diego State University.

Joseph C. Kaczorowski, age 46, has served as a director since April 2001. Mr. Kaczorowski’s initial term as a director expires at the annual meeting in 2003. Mr. Kaczorowski currently serves as executive vice president and chief financial officer of HOB Entertainment, Inc., an entertainment company. He joined HOB Entertainment, Inc. in August 1996. Mr. Kaczorowski holds a B.S. in Accounting from St. John’s University.

Robert Rodin, age 48, has served as a director since April 2001. Mr. Rodin’s initial term as a director expires at the annual meeting in 2002. Mr. Rodin is the founder, chairman of the board and chief executive officer of eConnections, a provider of extended supply chain intelligence solutions. From 1991 through 1999, Mr. Rodin served as chief executive officer and president of Marshall Industries, a $1.7 billion industrial electronics distributor. Following the sale of Marshall to Avnet in 1999, Mr. Rodin served as president of global supply chain management and electronic commerce solutions and as a member of the Avnet global managing board. Mr. Rodin holds a B.A. in Psychology from University of Connecticut.

Information concerning our executive officers and key employees is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 filed with the SEC on July 1, 2002.

DIRECTOR COMPENSATION

Upon first becoming a member of our Board of Directors, each non-employee director receives an automatic grant of an option to purchase up to 25,000 shares of our common stock, or 30,000 shares if the director serves as our chairman of the board, or chairman of our compensation or audit committee. In addition, all non-employee directors who have served for at least six months receive an annual option to purchase 6,250 shares or, if the non-employee director is our chairman of the board, chairman of the compensation committee or chairman of the audit committee, 7,500 shares. The options granted to non-employee directors vest quarterly at the rate of 6.25% of the shares underlying the options. We reimburse our directors for costs associated with attending board meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended, requires our executive officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of these reports and written representations from our directors and executive officers, we believe each of our directors, executive officers and 10% securityholders filed all the required reports during fiscal year ended March 31, 2002, except that the Form 3s for Messrs. Gorog, Shea, Carpenter, Boyko, Rodin and Kaczorowski were inadvertently filed late following the registration of our common stock under the Securities Exchange Act of 1934, as amended. The foregoing officers and directors subsequently made the appropriate filings.

ITEM 11.    EXECUTIVE COMPENSATION

We first hired employees as a separate legal entity from our former parent company, Adaptec, Inc., on May 11, 2001. Prior to that date, all of our executive officers were employees of Adaptec. As a result, some of the information set forth in the following table reflects compensation earned by our chief executive officer and our two most highly compensated executive officers, or our Named Executive Officers, for services they rendered to us as Roxio employees as well as for services they rendered to us as Adaptec employees during our fiscal year ended March 31, 2001 and the fiscal year ended March 31, 2002, and in the case of Messrs. Shea and Carpenter, for services they rendered to Adaptec as Adaptec’s employees during Adaptec’s fiscal years ended March 31, 2000 and March 31, 1999. Also, some of the information set forth in the following table reflects compensation earned by our chief executive officer and our two most highly compensated executive officers, or our Named Executive Officers, for services they rendered to us during our fiscal year ended March 31, 2002.

The services rendered by Messrs. Shea and Carpenter to Adaptec were in capacities not equivalent to the positions they currently hold with us. Therefore, this table does not necessarily reflect the compensation that will be paid to them as our executive officers.

	Fiscal Year	Annual Compensation					Long-Term Compensation
Name and Principal Position		Salary ($)(1)		Bonus ($)		Other Annual Compensation ($)(2)	Securities Underlying Options		All Other Compensation ($)(3)
Wm. Christopher Gorog President and Chief Executive Officer	2002 2001	430,289 194,712	(4)	764,000 490,750	(5)	19,128 104,050	1,075,000 0		0 112

Thomas J. Shea Senior Vice President and Chief Operating Officer	2002 2001 2000	298,934 238,746 217,769		340,000 180,000 275,000	(6)	176,730 7,800 7,800	305,688 190,000 5,000	(7) (7)	0 10,633 8,662

R. Elliot Carpenter Vice President and Chief Financial Officer	2002 2001 2000	245,581 154,760 129,606		271,000 105,000 47,500	(6)	10,108 3,600 —	150,000 52,383 13,000	(7) (7)	0 8,525 8,210

(1)	Salary includes Adaptec’s salary paid from April 1, 2001 until the spin-off of Roxio in May 2001, as well as Roxio’s salary through fiscal year ended March 31, 2002.

(2)	Other compensation includes auto allowance, deferred compensation, referral bonus, and relocation bonus.

(3)	Represents payment of life insurance premiums by Adaptec.

(4)	Mr. Gorog’s fiscal 2001 compensation represents what he earned from his hire date through March 31, 2001.

(5)
Mr. Gorog’s fiscal 2001 bonus compensation includes $246,875 in bonuses paid by Adaptec after Mr. Gorog’s date of hire and before the spin-off of Roxio in May 2001, as well as $243,875 in bonuses paid directly by Roxio. The $243,875 in bonuses paid directly by Roxio were earned by Mr. Gorog for fiscal 2001 but were not paid until after the close of that fiscal year.

(6)	These amounts were earned by Messrs. Shea and Carpenter, respectively, for fiscal 2001 but were not paid until after the close of that fiscal year.

(7)	These options were granted by Adaptec under its stock option plan.

Option Grants During Fiscal Year 2002

The following table sets forth information regarding options to purchase Roxio common stock (as noted in the table), granted during the fiscal year ended March 31, 2002 to each of our Named Executive Officers. The percentage of total options granted to Roxio employees in the last fiscal year is based on options to purchase an aggregate of 5,704,956 shares of common stock granted to Roxio employees during fiscal year 2002. The table includes multiple options with differing vesting schedules granted to Named Executive Officers on April 19, 2001. We do not have any outstanding stock appreciation rights.

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price per Share ($/SH)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%		10%
Wm. Christopher Gorog	500,000 375,000 200,000	8.76% 6.57% 3.51%	$ 8.50 $15.25 $15.25	4/19/11 9/24/11 9/24/11	$ $ $	2,672,802.15 3,596,490.00 1,918,128.00	$ $ $	6,773,405.00 9,114,213.75 4,860,914.00

Thomas J. Shea	125,000 87,500 2,500 4,438 13,125 40,625 7,500 25,000	2.19% 1.53% 0.04% 0.08% 0.23% 0.71% 0.13% 0.44%	$ 8.50 $ 8.50 $ 8.50 $ 8.50 $ 8.50 $ 8.50 $ 8.50 $15.25	4/19/11 4/19/11 4/19/11 4/19/11 4/19/11 4/19/11 4/19/11 9/24/11	$ $ $ $ $ $ $ $	668,200.54 467,740.38 13,364.01 23,723.79 70,161.06 217,165.18 40,092.03 239,766.08	$ $ $ $ $ $ $ $	1,693,351.36 1,185,345.95 33,867.03 60,120.75 177,801.89 550,339.19 101,601.08 607,614.31

R. Elliot Carpenter	67,221 4,000 4,000 4,000 3,282 3,188 2,500 2,000 1,188 1,021 100 17,500 40,000	1.18% 0.07% 0.07% 0.07% 0.06% 0.06% 0.04% 0.04% 0.02% 0.02% * 0.31% 0.70%	$ 8.50 $ 8.50 $ 8.50 $ 8.50 $ 8.50 $ 8.50 $ 8.50 $ 8.50 $ 8.50 $ 8.50 $ 8.50 $11.50 $15.25	4/19/11 4/19/11 4/19/11 4/19/11 4/19/11 4/19/11 4/19/11 4/19/11 4/19/11 4/19/11 4/19/11 7/24/11 9/24/11	$ $ $ $ $ $ $ $ $ $ $ $ $	359,336.87 21,382.42 21,382.42 21,382.42 17,544.27 17,041.79 13,364.01 10,691.21 6,350.58 5,457.86 534.56 126,565.04 383,625.72	$ $ $ $ $ $ $ $ $ $ $ $ $	910,630.18 54,187.24 54,187.24 54,187.24 44,460.63 43,187.23 33,867.03 27,093.62 16,093.61 13,831.29 1,354.68 320,740.67 972,182.90

*	Less than 0.01%.

(1)
The potential realizable values are based on an assumption that the stock price of Roxio’s common stock will appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect an estimate of future stock price growth of shares of our common stock.

Option Exercises in Fiscal 2002 And
Fiscal Year End Option Values

The following table contains information regarding our Named Executive Officers’ unexercised options to acquire shares of our common stock for the fiscal year ended March 31, 2002.

	Number of Shares Underlying Unexercised Options as of March 31, 2002 (#)	Value of Unexercised in-the-Money Options as of March 31, 2002 ($)(1)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable
Wm. Christopher Gorog	304,687/770,313	$3,532,496.28/$7,840,503.72

Thomas J. Shea	138,265/167,423	$1,961,980.35/$2,206,982.37

R. Elliot Carpenter	41,299/108,701	$586,032.81/$1,219,967.19

(1)	Based on the closing sale price of our common stock on March 28, 2002 ($22.69), as reported by the Nasdaq National Market, less the option exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND
INSIDER PARTICIPATION

The compensation committee of our Board of Directors is composed of Messrs. Kaczorowski and Rodin. All decisions regarding the compensation of our executive officers have been made by the Board of Directors upon the recommendation of the compensation committee.

TRANSACTIONS WITH CERTAIN EXECUTIVE OFFICERS
EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

Employment Agreement with Wm. Christopher Gorog

Mr. Gorog serves as our chief executive officer, president and a director. We entered into a new employment agreement with Mr. Gorog effective September 21, 2001. Under the terms of his new employment arrangement, Mr. Gorog’s annual base compensation is $490,000. Mr. Gorog is also eligible for annual bonuses and annual stock option grants in amounts to be determined by our Compensation Committee, and certain other benefits including a car allowance of $1,000 per month. In addition, Mr. Gorog received an employee stock option grant pursuant to the new employment agreement to purchase up to 375,000 shares of common stock with an exercise price per share equal to $15.25. This option vests 25% on September 24, 2001, and after that will vest at 6.25% per quarter over the remaining three years.

Mr. Gorog’s employment agreement provides that, in the event of a Change of Control (as defined in our 2000 Stock Option Plan), all then-outstanding stock options that we have granted to Mr. Gorog will fully vest regardless of whether accelerated vesting would otherwise be required under the terms of the applicable stock option plan.

Mr. Gorog will be entitled to severance benefits under the agreement if (1) we terminate Mr. Gorog’s employment without Cause (as defined in the agreement) before a Change of Control, or (2) if we terminate Mr. Gorog’s employment, or if Mr. Gorog resigns, upon or following a Change of Control. In either of such events, all of Mr. Gorog’s then-outstanding stock options granted by us will become fully vested, Mr. Gorog is entitled to receive a severance payment equal to 165% of his base compensation, and Mr. Gorog will be entitled to continued participation in our welfare benefit plans (or similar benefits) for a period of 12 months. For purposes of Mr. Gorog’s employment agreement, “Cause” generally means that Mr. Gorog has been grossly negligent in the performance of his duties for Roxio, that he has engaged in willful misconduct, or that he has been convicted of a felony or any crime involving moral turpitude.

Mr. Gorog’s employment agreement will be effective until September 21, 2004. One year before a scheduled expiration date of the agreement, the agreement will automatically extend for an additional year unless either party has previously notified the other that such an extension will not occur.

Employment Agreement with Thomas Shea

Mr. Shea serves as our senior vice president and chief operating officer. Under the terms of his employment arrangement, Mr. Shea’s annual base compensation is $270,000 and he is eligible for a cash bonus of up to 50% of his annual base compensation per year pursuant to our annual bonus program, which is tied to our results of operations. In addition, Mr. Shea received employee stock option grants to purchase up to 280,688 shares of common stock with an exercise price per share equal to $8.50. Pursuant to Mr. Shea’s employment arrangement, an option to purchase 125,000 shares of common stock will vest 25% on September 21, 2001, and after that at 6.25% per quarter over the remaining three years. The remaining options to purchase shares of common stock vest over periods ranging from 0 to 4 years from the date of grant. In the event that Mr. Shea’s position is terminated for any reason other than for cause within 18 months after the distribution of our shares to Adaptec’s stockholders, Mr. Shea is entitled to receive a severance payment equal to 12 months of his base compensation and we will pay his COBRA benefits premiums for a period of 12 months, and 100% of his options for 125,000 shares of common stock will automatically vest. In the event of a change of control, 25% of Mr. Shea’s unvested options will vest automatically and the remaining options will continue to vest at the same rate as prior to the change of control. In addition, if Mr. Shea is still an employee of the successor company six months after the date of a change of control, he will receive a cash bonus equal to the “in-the-money” value of 25% of his unvested stock options as of the date of the change of control. Finally, in the event that Mr. Shea is terminated without cause within 12 months after the date of a change of control, 100% of his options will automatically vest.

Employment Agreement with R. Elliot Carpenter

Mr. Carpenter serves as our vice president and chief financial officer. Under the terms of his amended and restated employment arrangement, Mr. Carpenter’s annual base compensation is $215,000 and he is eligible for a cash bonus of up to 45% of his annual base compensation per year pursuant to our annual bonus program, which is tied to our results of operations. In addition, Mr. Carpenter received employee stock option grants to purchase up to 92,500 shares of common stock with an exercise price per share equal to $8.50. Mr. Carpenter also received an employee stock option grant to purchase up to 17,500 shares of common stock with an exercise price per share equal to $11.50 and an employee stock option grant to purchase up to 40,000 shares of common stock with an exercise price per share equal to $15.25. These options to purchase shares of common stock vest over periods ranging from 0 to 4 years from the date of grant. In the event of a change of control, 25% of Mr. Carpenter’s unvested options will vest automatically and the remaining options will continue to vest at the same rate as prior to the change of control. Finally, in the event that Mr. Carpenter is terminated without cause within 12 months after the date of a change of control, 100% of his options will automatically vest.

Employee Benefit Plan Change of Control Provisions

2000 Stock Option Plan

General.    The 2000 Stock Option Plan, referred to as the 2000 Stock Plan, was adopted by our Board of Directors and approved by Adaptec, our sole stockholder, in November 2000. The 2000 Stock Plan was amended in February of 2001 and such amendment was approved by the Board of Directors. Our 2000 Stock Plan provides for the grant of incentive stock options to employees, including officers and employee directors, and for the grant of nonstatutory stock options to employees, directors and consultants.

Adjustments upon Change of Control.    Our 2000 Stock Plan provides that, in the event of a change of control of us, including our merger with or into another corporation or a sale of substantially all of our assets, the successor corporation will assume or substitute an equivalent award for each option. In addition, 25% of all outstanding and unvested options shall automatically become vested and exercisable upon a change of control. If following such an assumption or substitution, the holder of an option is terminated without cause within 12 months following a change of control, then the vesting and exercisability of 100% of the then unvested shares subject to his or her option will accelerate. In addition, on the 12-month anniversary of a change of control, each optionee who remains a service provider since the change of control will have his or her vesting and exercisability accelerated as to 25% of his or her unvested shares. If the outstanding options are not assumed or substituted for in connection with a change of control, the administrator will provide notice to the optionee that he or she has the right to exercise the option as to all of the shares subject to the option, including shares which would not otherwise be exercisable, for a period of 15 days from the date of the notice. The option will terminate upon the expiration of the 15-day period.

2001 Stock Plan

General.    The 2001 Stock Plan was adopted by our Board of Directors and approved by Adaptec, our sole stockholder, in April 2001. Our 2001 Stock Plan provides for the grant of incentive stock options to employees, including officers and employee directors, and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants.

Adjustments upon Change of Control.    Our 2001 Stock Plan provides that in the event of a change of control of us, including our merger with or into another corporation or a sale of substantially all of our assets, the successor corporation will assume or substitute an equivalent award for each option or stock purchase right. In addition, 25% of all outstanding and unvested options will automatically become vested and exercisable upon a change of control. If following such an assumption or substitution, the holder of an option or stock purchase right is terminated without cause within 12 months following a change of control, then the vesting and exercisability of 100% of the then unvested shares subject to his or her option or stock purchase right shall accelerate. In addition, on the 12-month anniversary of a change of control, each optionee who remains a service provider since the change of control will have his or her vesting exercisability accelerated as to 25% of his or her unvested shares. If the outstanding options or stock purchase rights are not assumed or substituted for in connection with a change of control, the administrator will provide notice to the optionee that he or she has the right to exercise the option or stock purchase right as to all of the shares subject to the option or stock purchase right, including shares which would not otherwise be exercisable, for a period of 15 days from the date of the notice. The option or stock purchase right will terminate upon the expiration of the 15-day period.

2001 Director Option Plan

General.    Our Board of Directors adopted the 2001 Director Option Plan, referred to as the Director Plan, in April 2001. The Director Plan provides for the periodic grant of nonstatutory stock options to our non-employee directors.

Adjustments upon Change of Control.    In the event of a change of control of us, including our merger with or into another corporation in which our stockholders before such transaction do not continue to hold at least 50% of the successor or resulting entity, or a sale of substantially all of our assets, all of the options granted under the Director Plan shall immediately become 100% vested and exercisable. All options will terminate following the change of control transaction.

2002 Stock Plan

General.    The 2002 Stock Plan was adopted by our Board of Directors in January 2002 and no stockholder approval was required. Our 2002 Stock Plan provides for the grant of incentive stock options to employees, including officers and employee directors, and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants.

Adjustments upon Change of Control.    Our 2002 Stock Plan provides that in the event of a change of control of us, including our merger with or into another corporation or a sale of substantially all of our assets, the successor corporation will assume or substitute an equivalent award for each option or stock purchase right. In addition, 25% of all outstanding and unvested options will automatically become vested and exercisable upon a change of control. If following such an assumption or substitution, the holder of an option or stock purchase right is terminated without cause within 12 months following a change of control, then the vesting and exercisability of 100% of the then unvested shares subject to his or her option or stock purchase right shall accelerate. In addition, on the 12-month anniversary of a change of control, each optionee who remains a service provider since the change of control will have his or her vesting exercisability accelerated as to 25% of his or her unvested shares. If the outstanding options or stock purchase rights are not assumed or substituted for in connection with a change of control, the administrator will provide notice to the optionee that he or she has the right to exercise the option or stock purchase right as to all of the shares subject to the option or stock purchase right, including shares which would not otherwise be exercisable, for a period of 15 days from the date of the notice. The option or stock purchase right will terminate upon the expiration of the 15-day period.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 25, 2002, certain information with respect to the beneficial ownership of our common stock by:

•	each person or group of affiliated persons known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all of our directors and Named Executive Officers as a group.

Unless otherwise indicated below, the persons in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name	Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Shares Owned
Executive Officers and Directors
Wm. Christopher Gorog(2)	452,562	2.3%
Thomas J. Shea(3)	182,304	*
R. Elliot Carpenter(4)	67,341	*
Vernon E. Altman(5)	4,688	*
Richard J. Boyko(6)	9,031	*
Joseph C. Kaczorowski(7)	8,439	*
Robert Rodin(7)	8,439	*
All directors and executive officers as a group (7 persons)(8)	732,804	3.6%

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person and the percentage ownership of that person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of July 25, 2002. As of July 25, 2002, there were 19,538,861 outstanding shares of common stock.

(2)	Includes options to purchase 451,062 shares of our common stock within 60 days of July 25, 2002.

(3)	Includes options to purchase 179,985 shares of our common stock within 60 days of July 25, 2002.

(4)	Includes options to purchase 66,049 shares of our common stock within 60 days of July 25, 2002.

(5)	Includes options to purchase 4,688 shares of our common stock within 60 days of July 25, 2002.

(6)	Includes options to purchase 7,031 shares of our common stock within 60 days of July 25, 2002.

(7)	Includes options to purchase 8,439 shares of our common stock within 60 days of July 25, 2002.

(8)	Includes options to purchase 725,693 shares of our common stock within 60 days of July 25, 2002.

Information concerning securities authorized for issuance under our equity compensation plans in incorporated by reference from Part II Item 5 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 filed with the SEC on July 1, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into indemnification agreements with each of our executive officers and directors that contain provisions that may require us, among other things:

(i)
to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities that arise from willful misconduct of a culpable nature);

(ii)	to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and

(iii)	to obtain directors’ and officers’ insurance if available on reasonable terms.

We maintain an insurance policy covering our officers and directors under which the insurer has agreed to pay the amount of any claim made against our officers or directors that such officers or directors may otherwise be required to pay or for which we are required to indemnify such officers and directors, subject to certain exclusions and conditions. The policy has a coverage limit of $25,000,000.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    The following documents are filed as part of this annual report:

3.    Exhibits:

The following document is filed as part of this Amendment No. 1 as an additional exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002: Exhibit 10.16 Key Contributor Bonus Plan.

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROXIO, INC.

By: /s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer) July 25, 2002	By: /s/ R. ELLIOT CARPENTER R. Elliot Carpenter Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) July 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	July 25, 2002

* Vernon E. Altman	Director	July 25, 2002

* Richard J. Boyko	Director	July 25, 2002

* Joseph C. Kaczorowski	Director	July 25, 2002

* Robert Rodin	Director	July 25, 2002

*By /s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog Attorney-in-Fact	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	July 25, 2002

ROXIO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.16	Key Contributor Bonus Plan*

*	Management contract or compensatory plan or arrangement