Form 10-Q
period 2002-06-30
ROXIO INC
filed 2002-08-14
CIK 1122787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32373

Roxio, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0551214
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

455 El Camino Real, Santa Clara, California 95050
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 367-3100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), Yes ☒ No ☐ and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 7, 2002, there were 19,538,861 shares of the Registrant’s Common Stock outstanding, par value $0.001.

ROXIO, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ROXIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$24,137	$47,280
Short-term investments	25,629	4,700
Accounts receivable, net of allowance for doubtful accounts of $1,002 at June 30, 2002 and $775 at March 31, 2002	17,883	24,260
Inventories	230	363
Prepaid expenses	3,721	3,409
Income tax receivable	3,197	2,378
Deferred income taxes	3,894	3,880

Total current assets	78,691	86,270

Property and equipment, net	9,385	7,122
Goodwill, net	51,447	51,447
Other intangible assets, net	9,029	11,248
Other assets	1,072	545

Total assets	$149,624	$156,632

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$6,949	$9,563
Accrued liabilities	17,216	21,972
Current portion of capital lease obligation	534	526

Total current liabilities	24,699	32,061
Long term liabilities:
Long term capital lease obligation	784	921
Deferred income taxes	1,669	1,922

Total liabilities	27,152	34,904

Owner’s net investment/stockholder’s equity:
Preferred stock, $0.001 par value; Authorized:10,000 shares; Issued and outstanding: none at June 30, 2002 and March 31, 2002	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and outstanding: 19,539 shares at June 30, 2002 and 19,474 shares at March 31, 2002	20	20
Additional paid-in capital	128,177	129,804
Deferred stock-based compensation	(5,176)	(7,487)
Accumulated deficit	(1,951)	(731)
Accumulated other comprehensive income	1,402	122

Total stockholder’s equity	122,472	121,728

Total liabilities and stockholders’ equity	$149,624	$156,632

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2002	2001
Net revenues	$32,303	$36,955
Cost of revenues (excluding stock-based compensation charges of $13 and $61 for 2002 and 2001, respectively)	8,450	7,641

Gross profit	23,853	29,314

Operating expenses:
Research and development (excluding stock-based compensation charges of $191 and $891 for 2002 and 2001, respectively)	5,464	6,117
Sales and marketing (excluding stock-based compensation charges of $(358) and $1,219 for 2002 and 2001, respectively)	11,934	9,514
General and administrative (excluding stock-based compensation charges of $283 and $1,321 for 2002 and 2001, respectively)	5,665	3,205
Amortization of intangible assets	2,064	1,369
Stock-based compensation charges	129	3,492

Total operating expenses	25,256	23,697

(Loss) income from operations	(1,403)	5,617
Other income, net	127	301

(Loss) income before (benefit) provision for income tax	(1,276)	5,918
(Benefit) provision for income tax	(56)	3,540

Net (loss) income	$(1,220)	$2,378

Net (loss) income per share:
Basic	$(0.06)	$0.14

Diluted	$(0.06)	$0.14

Weighted average shares used in computing net income per share:
Basic	19,506	16,625

Diluted	19,506	17,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$(1,220)	$2,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,721	1,623
Stock-based compensation charges	129	3,492
Provision for doubtful accounts	208	220
Deferred income taxes	(267)	(630)
Changes in assets and liabilities:
Accounts receivable	5,210	8,951
Inventories	126	645
Prepaid expenses and other assets	(366)	(451)
Accounts payable	(1,599)	308
Income taxes payable	(755)	3,799
Accrued liabilities	(4,732)	3,014

Net cash (used in) provided by operating activities	(545)	23,349

Cash flows from investing activities:
Purchases of property and equipment	(2,598)	(260)
Purchases of short-term investments	(21,201)	—
Maturities of short-term investments	295	—

Net cash used in investing activities	(23,504)	(260)

Cash flows from financing activities:
Net cash transfers from Adaptec	—	27,446
Principal payment of capital lease obligation	(129)	—
Issuance of common stock to strategic partner	—	2,000
Issuance of common stock under employee stock plans	555	98

Net cash provided by financing activities	426	29,544

Effect of exchange rates on cash	480	(50)

Change in cash and cash equivalents	(23,143)	52,583
Cash and cash equivalents at beginning of period	47,280	—

Cash and cash equivalents at end of period	$24,137	$52,583

Non-cash activities:
Transfer of other assets from Adaptec upon legal separation	$—	$4,608

Deferred stock compensation	$—	$12,880

Issuance of warrant for services	$—	$231

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by Roxio, Inc., a Delaware company (“Roxio”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Roxio believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Roxio’s annual report on Form 10-K for the year ended March 31, 2002.

The condensed consolidated financial statements reflect all adjustments, which include only normal, recurring adjustments, that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2—BALANCE SHEET DETAIL

	June 30, 2002	March 31, 2002
	(in thousands)
Inventories:
Work-in-progress	$—	$6
Finished goods	230	357

	$230	$363

	June 30, 2002	March 31, 2002
	(in thousands)
Accrued liabilities:
Accrued compensation and related taxes	$4,454	$9,372
Accrued litigation	3,111	3,141
Accrued technical support	1,954	1,818
Accrued marketing development funds	1,879	800
Accrued royalties	998	1,506
Accrued restructuring costs	146	1,272
Other	4,674	4,063

	$17,216	$21,972

NOTE 3—OTHER INTANGIBLE ASSETS

The gross carrying amounts and accumulated amortization of intangible assets are as follows:

	June 30, 2002		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Identifiable intangible assets:
Patents	$5,260	$4,032	$5,260	$3,594
Covenant not to compete	6,010	5,625	6,010	5,124
Purchased technology	10,290	4,254	10,290	3,393
OEM relationships	1,186	1,186	1,186	1,087
Trade name	1,984	1,424	1,984	1,259
Capitalized website development costs	1,823	1,003	1,823	848

	$26,553	$17,524	$26,553	$15,305

Net book value		$9,029		$11,248

The estimated future amortization expense for intangible assets is as follows:

Year Ending March 31,	(in thousands)
2003 (nine months)	$4,109
2004	2,867
2005	2,053

NOTE 4—RESTRUCTURING

In connection with its acquisition of MGI Software Corp. (“MGI Software”) in January 2002, Roxio recorded restructuring costs of $635,000 in the fourth quarter of fiscal 2002. This amount was included in current liabilities in the preliminary purchase price allocation. Approximately $532,000 of the total charge was related to severance payments to a total of 31 MGI Software employees whose positions were eliminated as a result of the acquisition. At March 31, 2002, 17 employees had been terminated. In the first quarter of fiscal year 2003, 11 employees were terminated. Of the three affected employees remaining at June 30, 2002, two are expected to be terminated during the second quarter of fiscal year 2003, and one individual will remain as an employee. The remaining accrual balance of $146,000 as of June 30, 2002 is expected to be paid out by September 30, 2002. The remainder of the total fiscal 2002 restructuring charge was related to costs to terminate contracts that were redundant after the acquisition, all of which were paid in the fourth quarter of fiscal 2002.

The following table sets forth the restructuring activity through the first quarter of fiscal 2003:

	Restructuring Accrual at January 31, 2002	Accumulated Cash Paid	Balance, June 30, 2002
	(in thousands)
Employee severance costs	$532	$386	$146
Contract termination costs	103	103	—

	$635	$489	$146

NOTE 5—REVENUE RECOGNITION

Roxio recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” and AICPA SOP No. 97-2, “Software Revenue Recognition.” Roxio sells the majority of its products through original equipment manufacturers (“OEMs”), through distributors and direct to end users. For software product sales to OEMs, revenues are recognized based on reported product shipments from OEMs to their customers provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured.

For software product sales to distributors, revenues are recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured. Roxio’s distributor arrangements provide distributors with certain product rotation rights. Additionally, Roxio permits its distributors to return products in certain circumstances, generally during periods of product transition. Roxio establishes allowances for expected product returns in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” These allowances are recorded as a direct reduction of revenues and accounts receivable.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” Roxio accounts for consideration given to our customers as a reduction of revenues unless such consideration relates to a separate identifiable benefit and the benefit’s fair value can be established.

Costs related to post-contract customer support (“PCS”) are accrued at the date the related revenues are recognized. PCS obligations relate to telephone support and minor bug fixes downloadable from Roxio’s website. As no separate charge is made for the PCS, the expense is not significant and the PCS is available for a period of less than one year, Roxio does not ascribe any value to the PCS or defer any portion of revenue for it.

For direct software product sales to end users, revenues are recognized upon shipment by Roxio to the end users.

NOTE 6—NET INCOME PER SHARE

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of a warrant issued in connection with a strategic relationship agreement and common stock issuable upon exercise of stock options, computed using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

	Three Months Ended June 30,
	2002	2001
	(in thousands)
Basic net income per share—weighted-average number of common shares outstanding	19,506	16,625
Effect of dilutive common equivalent shares:
Stock options outstanding	—	365
Warrant issued in connection with strategic relationship	—	16

Diluted net income per share—weighted-average number of common shares outstanding	19,506	17,006

Anti-dilutive stock options and warrants excluded from the calculation totaled 4.7 million shares for the quarter ended June 30, 2002 and none for the quarter ended June 30, 2001.

NOTE 7—OTHER COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Other comprehensive income for the periods presented represents foreign currency translation items associated with Roxio’s operations in Japan, Germany, the Netherlands and Canada, and, effective the first quarter of fiscal 2003, unrealized gains on marketable securities. No tax effect has been provided on the foreign currency translation items for any period shown, as the undistributed earnings of Roxio’s foreign investments will continue to be reinvested. The tax effect of the unrealized gain on marketable securities was immaterial for the quarter ended June 30, 2002.

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,
	2002	2001
	(in thousands)
Net (loss) income	$(1,220)	$2,378
Cumulative translation adjustment	1,257	(50)
Net unrealized gain on marketable securities	23	—

Total comprehensive income	$60	$2,328

The components of accumulated other comprehensive income are as follows:

	June 30, 2002	March 31, 2002
	(in thousands)
Cumulative translation adjustment	$1,379	$122
Unrealized gain on marketable securities	23	—

Total comprehensive income	$1,402	$122

NOTE 8—SEGMENTS, GEOGRAPHIC INFORMATION AND CONCENTRATIONS

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

Geographic information

The following table presents net revenues by country, based on location of the selling entity:

	Three Months Ended June 30,
	2002	2001
	(in thousands)
United States	$21,359	$27,250
The Netherlands	8,268	4,180
Canada	2,676	—
Japan	—	2,813
Singapore	—	2,084
Other countries	—	628

	$32,303	$36,955

Prior to separation from Adaptec, Roxio’s international distribution was located primarily in Singapore and Japan. Subsequent to separation, Roxio’s international distribution is located in The Netherlands. MGI Software’s revenues are attributed to Canada.

The following table presents long-lived assets by country based on the location of the assets:

	June 30, 2002	March 31, 2002
	(in thousands)
United States	$57,411	$56,068
Canada	7,332	7,889
Germany	5,513	6,023
Other countries	677	382

	$70,933	$70,362

The following individual customers accounted for a significant portion of our net revenues:

	Three Months Ended June 30,
	2002	2001
Customer A	24%	30%
Customer B	16%	*

The following individual customers accounted for a significant portion of our gross accounts receivable:

	June 30, 2002	March 31, 2002
Customer A	43%	35%
Customer B	15%	*

*	Less than 10%.

NOTE 9—LITIGATION

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

Roxio is a party to other litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Roxio believes that the final outcome of such matters will not have a material adverse impact on its business, financial position or results of operations.

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 addresses accounting for the impairment of long-lived assets to be disposed of, and develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Roxio’s initial application of SFAS No. 144 on April 1, 2002 did not have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. Roxio will adopt SFAS 146 during the fourth fiscal quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect upon adoption of SFAS 146 will be to change on a prospective basis the timing of when restructuring charges are recorded, from a commitment date approach to the date when the liability is incurred.

NOTE 11—SUBSEQUENT EVENT

Roxio was recently informed by one of its OEM customers that the OEM customer believes it had underreported royalties since October 2001 in the aggregate amount of approximately $1.4 million, including approximately $561,000 in underreported royalties for the quarter ended June 30, 2002. Roxio has informed the customer that Roxio will be conducting an audit of the customer’s records to verify the integrity of the new information and the work performed by the customer in order to assure the accuracy of the revised royalty reports. Roxio will record the royalties in the period in which satisfactory work has been performed upon which Roxio can conclude on the proper amounts owed and be assured that the amounts are fixed and determinable. Roxio has not recorded any portion of these amounts in its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the other information in this report, certain statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) are forward-looking statements. When used in this report, the words “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Certain of these risks and uncertainties are set forth in this Report on Form 10-Q under “Risks Relating to Our Business” and “Risks Related to the Securities Markets and Ownership of Our Common Stock.” The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report. Roxio assumes no obligation to update the forward-looking statements included in this report.

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

Separation from Adaptec

We were incorporated in August 2000 as a wholly-owned subsidiary of Adaptec, Inc., or Adaptec, to conduct substantially all of the business of its software products group. Upon legal separation from Adaptec in May 2001, with the exception of approximately $11.5 million in income taxes payable, Adaptec transferred to Roxio, Inc., or Roxio, substantially all of the assets and liabilities that appeared on Roxio’s consolidated balance sheet, as well as $33.2 million in cash, which included $3.2 million in cash held by our overseas subsidiaries. Also on the separation date, Roxio recorded a receivable of $2.7 million and a payable of $9.6 million with Adaptec, which were previously included in owner’s net investment.

For approximately 12 months following the separation date, Adaptec provided transitional services and support in the areas of information technology systems, supply chain, buildings and facilities, marketing and communications, finance and accounting. Specified charges for transition services were generally cost plus 5% and, for products purchased from Adaptec, cost plus 10%. Although the fees provided for in the agreements were intended to represent the fair market value of these services, we cannot assure you that these fees necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing these services internally. However, we believe that purchasing these services from Adaptec provided an efficient means of obtaining these services during the transition period. We do not believe that these arrangements with Adaptec materially altered our financial position or results of operations during the transition period. Substantially all of the agreements for transitional services have been terminated.

During fiscal 2002, we negotiated new or revised agreements with various third parties as a separate, stand-alone entity. As part of Adaptec, we benefited from various economies of scale including shared global administrative functions, facilities and product distribution. Our costs have increased as a result of our becoming a separate, stand-alone entity and our costs may increase further in the future as our transitional agreements with Adaptec are terminated.

Our Business

Historically, we have derived most of our revenues through sales of our CD recording software products to original equipment manufacturers, or OEMs, which consist of PC and CD recordable drive manufacturers and integrators, and to distributors. Generally, OEMs bundle the standard version of our software together with their products pursuant to licensing agreements with us. Distributors resell stand-alone deluxe versions of our products to retailers of computer software products. Sales to OEMs represented 31% of our net revenues in the quarter ended June 30, 2002 and 41% of our net revenues in the quarter ended June 30, 2001. Sales to distributors and direct sales to end users through our web site and toll-free number collectively represented 69% of our net revenues in the quarter ended June 30, 2002 and 59% of our net revenues in the quarter ended June 30, 2001. However, the number of units sold to our distributors and end users represented less than 20% and 10%, respectively, of the total number of units sold in each of those periods. In the future, we anticipate that CD-recording technology revenues from our standard products to OEMs will continue to decline as a percentage of total net revenues, as a result of pricing pressure due to competition given the maturity of CD-recording technology. This decline will be partially offset by increases from new technologies licensed to OEM’s. We anticipate that licensing fees from new technologies as well as increased sales of our deluxe products will represent an increasingly larger percentage of our overall revenues in future periods.

International sales, defined as sales from our international subsidiaries, accounted for approximately 34% of our net revenues in the quarter ended June 30, 2002 and 26% in the quarter ended June 30, 2001.

One customer accounted for 24% of total revenues in the quarter ended June 30, 2002 and 30% of total revenues in the quarter ended June 30, 2001. A second customer represented 16% of total revenues in the first quarter of fiscal 2003, and no revenues in the first quarter of fiscal 2002.

In January 2002, we acquired MGI Software Corp., or MGI Software, a Canadian company that develops and markets imaging and digital video editing products. This acquisition was accounted for as a purchase and MGI Software’s results of operations are included in our financial statements from its date of acquisition. Amounts related to identifiable intangible assets resulting from the acquisition are being amortized over their estimated useful lives of three years. Goodwill is not amortized but will be reviewed for impairment at least annually. In addition, we periodically review the unamortized balance of other intangible assets to determine if the amounts are realizable and may in the future make adjustments to the carrying balance or amortization period based upon these reviews.

Roxio 2000 Stock Option Plan

On December 20, 2000, a commitment was made to issue to employees of Adaptec, who subsequently became employees of Roxio at the date of legal separation, options to purchase 1.15 million shares of Roxio common stock with an exercise price of $8.50 per share. Between December 20, 2000 and March 31, 2001, options to purchase an additional 160,000 shares of common stock at $8.50 per share were committed to be issued. Due to the binding nature of the commitment, the date of the commitment to grant the options was assumed to be the date of grant. The options vested 25% on the one-year anniversary of the later of September 21, 2000 or the applicable employee’s hire date and 6.25% per quarter thereafter. Because the grants of Roxio options constituted grants to non-employees, the options were valued using the Black-Scholes valuation model with the following assumptions: expected life of 10 years, risk-free interest rate of 5%, volatility of 63% and dividend yield of 0%. In addition, because the number of options that would ultimately be granted was unknown at the commitment date, a measurement date for these options was not able to be established. These options were therefore subject to variable plan accounting treatment, resulting in a re-measurement of the compensation expense at March 31, 2001 and at the date of legal separation based on the then current market value of the underlying common stock. Compensation was recognized under the model prescribed in FIN No. 28. Amortization of the compensation of approximately $877,000 for the quarter ended June 30, 2001 related to the period before legal separation was recorded and was included in stock-based compensation charges in the condensed consolidated statement of operations for the quarter ended June 30, 2001.

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

During the first quarter of fiscal 2002, we also granted to employees options to purchase approximately 1.8 million shares of common stock at prices below the current fair market value and recorded deferred stock compensation of approximately $6.6 million related to these options. This amount is being amortized over the vesting periods of the respective options, which vary based on the individual employee’s contribution to Roxio.

Amortization expense of $659,000 in the quarter ended June 30, 2002 and $2.2 million in the quarter ended June 30, 2001 related to the 2000 Stock Plan was recorded and is included in stock-based compensation charges in the condensed consolidated statements of operations.

Issuance of Common Stock and Warrant

On May 17, 2001, we entered into a strategic relationship with Virgin Holding Inc., or “Virgin,” an indirect subsidiary of EMI Group plc, to, among other things, develop technology solutions relating to CD recording technology. As part of the agreement, Virgin provided strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 shares of Roxio’s common stock at a price of $8.50 per share. In the first quarter of fiscal 2002, approximately $1.1 million in deferred stock-based compensation was recorded for the common stock issued. Amortization expense of approximately $175,000 in the quarter ended June 30, 2002 and $190,000 in the quarter ended June 30, 2001 related to the common stock is included in stock-based compensation charges in the condensed consolidated statement of operations. Virgin also received a warrant to purchase 117,647 shares of Roxio’s common stock at a price equal to $8.50 per share. The warrant became exercisable by 25% each quarter following the initial agreement, and the final portion of the warrant vested on May 17, 2002. The warrant expires on May 17, 2004. The reversal of stock based compensation charges of approximately $705,000 in the quarter ended June 30, 2002, which resulted from the decrease in Roxio’s stock price, and charges of approximately $231,000 in the quarter ended June 30, 2001, were recorded related to the warrant and are included in the condensed consolidated statement of operations.

Basis of Presentation

Prior to legal separation on May 5, 2001, we conducted our business as an operating segment of Adaptec. Prior to legal separation, the consolidated financial statements included allocations to us of certain shared expenses, including centralized legal, accounting, finance, manufacturing, real estate, information technology, distribution, customer services, sales, marketing, engineering and other Adaptec corporate services and infrastructure costs. The expense allocations were determined on a basis that Adaptec and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. Such allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenues, gross asset value or the specific level of activity directly related to such costs.

The financial information presented in this quarterly report is not necessarily indicative of our financial position, results of operations or cash flows in the future.

Results of Operations

Net Revenues

Net revenues include revenues from licensing and sales of our software, reduced by estimated product returns and pricing adjustments. We recognize licensing revenues from OEMs based on reported product shipments by OEMs, provided all fees are fixed or determinable, evidence of an arrangement exists and collection is reasonably assured. We recognize revenues from sales to distributors upon shipment by us or receipt of the products by the distributor, depending on the shipping terms, provided all fees are fixed or determinable, evidence of an arrangement exists and collection is probable. We provide for estimated product returns and pricing adjustments in the period in which the revenues are recognized. Our distributor agreements generally provide distributors with stock rotation and price protection rights as well as the right to return discontinued products. We recognize revenues from direct product sales to end users upon shipment by us.

Net revenues decreased 13% to $32.3 million for the quarter ended June 30, 2002 from $37.0 million for the comparable quarter in the prior year. The decrease in net revenues resulted primarily from reduced OEM revenues, reflecting both lower unit volumes and lower per unit royalty rates, partially offset by increased revenues from sales of products acquired in the acquisition of MGI. We are continuing to experience downward pricing pressure on the per unit royalty rates we receive from our OEM’s due to continued pressure on our partners’ margins as well as increased competition. OEM revenues accounted for $10.0 million or 31% of net revenues in the quarter ended June 30, 2002 compared to $15.1 million or 41% of net revenues for the comparable quarter in the prior year. See Note 11 “Subsequent Event” to the Condensed Consolidated Financial Statements regarding recent notification we have received relating to potentially underreported revenues from one of our OEM partners. Revenues of deluxe products through the combination of distributor and direct sales increased slightly year over year. These sales continue to account for a larger portion of our total revenues. These deluxe product revenues accounted for $22.3 million or 69% of net revenues for the quarter ended June 30, 2002 compared to $21.9 million or 59% of net revenues for the comparable quarter in the prior year. Products acquired through the acquisition of MGI contributed approximately

$2.5 million toward our total distributor and direct revenues, and approximately $1.5 million toward our total OEM revenues, for the quarter ended June 30, 2002.

Gross Margin

Gross margin is the percentage of profit from net revenues after deducting cost of revenues. Cost of revenues includes costs related to the physical goods shipped, third party licensed intellectual property, freight, warranty, end user technical support, scrap and manufacturing variances. Our gross margin from OEM revenues is generally significantly higher than our gross margin from distributor revenues primarily due to product costs and to a lesser extent due to a different level of product support effort associated with OEM sales compared to distributor sales. For sales of our products through OEMs, the OEMs are responsible for the first level of product support and we only provide a second level of support to the OEM. We expect gross margin to fluctuate on a quarterly basis based on the relative mix of OEM and distributor revenues. Additionally, over time, our overall gross margin may decline somewhat as the relative percentage of net revenues derived from distributor sales increases if we are unable to offset margin reductions through less expensive distribution, packaging and support costs.

Gross margin was 74% of net revenues for the first quarter of fiscal 2003 and 79% for the comparable period in fiscal 2002. The decrease in the margin was primarily a result of the change in sales mix, where licensing of our standard products contributed a lower percentage and distributor sales of our deluxe products a higher percentage in the first quarter of fiscal 2003 as compared to the same period in fiscal 2002.

Operating Expenses

We classify operating expenses as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, travel, telephone, communications, rent and allocated facilities and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials and expenditures specific to the sales group, such as commissions. To date, all software product development costs have been expensed as incurred. Our operating expenses have increased following our separation from Adaptec as we developed an infrastructure to support our level of business activity, built a corporate brand identity separate from Adaptec and promoted our products, added personnel and created incentive programs with our distribution partners. We expect that operating expenses in absolute dollars will remain flat or decrease slightly in the foreseeable future as we focus on managing costs to our forecasted revenues.

Research and Development.    Research and development expenses decreased 11% to $5.5 million for the quarter ended June 30, 2002 from $6.1 million for the comparable quarter in the prior year. As a percentage of net revenues, research and development expenses were 17% in the first quarter of both fiscal 2003 and 2002. The decrease in research and development spending in absolute dollars was largely due to lower consulting and localization fees. Partially offsetting these decreases was an increase in headcount primarily attributable to the acquisition of MGI Software. Total research and development headcount increased from 115 at June 30, 2001 to 191 at June 30, 2002.

Sales and Marketing.    Sales and marketing expenses increased 25% to $11.9 million for the quarter ended June 30, 2002 from $9.5 million for the comparable quarter in the prior year. As a percentage of net revenues, sales and marketing expenses were 37% in the first quarter of 2003 compared to 26% in the first quarter of 2002. This increase primarily resulted from higher advertising and promotion expenses related to building our product brands, as well as increased staffing associated with expanding our marketing team to pursue revenue generating opportunities. Sales and marketing headcount increased from 73 at June 30, 2001 to 118 at June 30, 2002.

General and Administrative.    General and administrative expenses increased 77% to $5.7 million for the quarter ended June 30, 2002 from $3.2 million for the comparable quarter in the prior year. As a percentage of net revenues, general and administrative expenses were 18% in the first quarter of fiscal 2003 compared to 9% in the first quarter of 2002. This increase resulted primarily from a $2.0 million credit to legal expenses in the first quarter of fiscal 2002, representing cash received in connection with a legal settlement. Also contributing approximately $460,000 to the increase in general and administrative expenses in the first quarter of fiscal 2003 were higher payroll and related costs associated with establishing a senior management team and dedicated human resources, information technology and finance support for us to operate as a stand-alone entity. General and administrative headcount increased from 38 at June 30, 2001 to 68 at June 30, 2002.

Amortization of Other Intangible Assets.    Amortization of other intangible assets increased to $2.1 million in the quarter ended June 30, 2002 from $1.4 million in the comparable quarter of the prior year. This increase was due to additional amortization expense related to the intangible assets recorded in connection with our acquisition of MGI Software in January 2002.

Stock-Based Compensation Charges.    Stock-based compensation charges relate to the amortization of costs associated with the stock and warrant issued to Virgin, stock options issued to employees and the commitment of Roxio stock options to Adaptec employees who became Roxio employees.

Stock-based compensation charges were $129,000 in the quarter ended June 30, 2002 compared to $3.5 million in the comparable quarter of the prior year. The decrease in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily due to higher amortization expense in the quarter ended June 30, 2001 related to options issued with shorter vesting periods, and the remeasurement of the warrant issued to Virgin to reflect our lower stock price in the first quarter of fiscal 2003.

Other Income, Net

Other income, net, primarily consists of interest income on our cash equivalents and short-term investments.

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

Our effective income tax rate for the first quarter of fiscal 2003 was 4% compared to 60% for the first quarter of fiscal 2002 and 74% for the full fiscal year 2002. In the quarter ended June 30, 2002, our effective tax rate varied from the Federal statutory rate of 35% primarily due to the geographic mix of our worldwide revenue, earnings, operating losses and stock based compensation. In the quarter ended June 30, 2001 and year ended March 31, 2002, our effective tax rate varied from the statutory rate primarily due to stock-based compensation. We are subject to tax in jurisdictions in which we operate around the world. Our future effective tax rate will be impacted by our organizational structure and the geographic distribution of our worldwide revenue and profitability. As a result of these factors, our effective tax rate may vary in the future.

Liquidity and Capital Resources

As of June 30, 2002, our principal source of liquidity was our cash, cash equivalents and short-term investments totaling $49.8 million. Our working capital was $54.0 million at June 30, 2002 and $54.2 million at March 31, 2002.

During the three months ended June 30, 2002, our net cash outflow from operations was $545,000 compared to the same period in the prior year when we generated approximately $23.3 million in cash flows from operations. Net cash used in operating activities in the first quarter of fiscal 2003 primarily reflected a net loss of $1.2 million and an increase in net operating assets of $2.1 million, partially offset by non-cash charges for depreciation and amortization of $2.7 million. The net increase in operating assets was primarily due to decreases in accrued liabilities and accounts payable, partially offset by a decrease in accounts receivable. Accrued liabilities decreased $4.7 million during the quarter ended June 30, 2002, primarily due to the payment during the first quarter of fiscal 2003 of fiscal 2002-related incentive compensation costs that were accrued as of March 31, 2002. Accounts payable decreased $1.6 million during the quarter, with the decrease attributable to the timing of our receipt of invoices for goods and services. Accounts receivable decreased $5.2 million during the first quarter of fiscal 2003, driven primarily by a 17% decrease in net revenues for the quarter ended June 30, 2002 compared to the quarter ended

March 31, 2002, partially offset by an increase in the number of days’ sales outstanding in accounts receivable (DSO) to approximately 60 at June 30, 2002 from approximately 51 at March 31, 2002.

Cash flows from operations of $23.3 million in the quarter ended June 30, 2001 primarily reflected net income of $2.4 million, non-cash charges for depreciation and amortization of $1.6 million and stock-based compensation of $3.5 million, and an increase in net operating assets of $16.3 million. Major components of the $16.3 million increase in net operating assets were a decrease in net accounts receivable of $9.0 million, and increases in income taxes payable of $3.8 million and accrued liabilities of $3.0 million.

Net cash used in investing activities during the quarter ended June 30, 2002 consisted of purchases of short-term investments, net of maturities of investments, of $20.9 million, and purchases of capital equipment totaling $2.6 million. During the quarter ended June 30, 2001 we purchased $260,000 of capital equipment.

Net cash provided by financing activities in the quarter ended June 30, 2002 was $426,000, representing $555,000 received from the exercise of stock options, net of $129,000 of payments made on our capital lease obligations. In the quarter ended June 30, 2001, net cash provided by financing activities was $29.5 million, consisting of net cash transfers from Adaptec totaling $27.4 million, the issuance of common stock to a strategic partner for $2.0 million and cash generated from the issuance of stock options of $98,000.

In January 2002, we entered into an agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of our assets. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum and expires in January 2005. The line of credit contains certain covenants that require us to maintain certain financial ratios, and as of June 30, 2002, we are in compliance with all such covenants. There were no amounts outstanding under the line of credit during the first quarter of fiscal 2003 or as of June 30, 2002.

On May 5, 2001, the date of legal separation, Adaptec contributed $33.2 million in cash to us, including $3.2 million in cash held by our overseas subsidiaries. The contribution was non-reciprocal and we will not repay any of this amount. We believe that our existing cash, cash equivalents and short-term investment balances, including the cash received from this contribution upon legal separation, together with cash flows from future operating results and access to funds under our revolving line of credit, will provide sufficient capital to fund our operations for at least the next 12 months. However, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. We cannot assure you that such additional financing would be available on acceptable terms, if at all. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If sufficient funds are not available, we may not be able to introduce new products or compete effectively in any of our markets, either of which could materially harm our business, financial condition and results of operations.

Although we have historically generated positive cash flow from operations on an annual basis, we cannot assure you that we will be able to do so in the future. If we are unable to generate positive cash flow from operations, we may be required to obtain additional financing from other sources.

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

We have never held derivative financial instruments, and while we have available to us a revolving line of credit that may have a variable interest rate, there are no amounts currently outstanding under the line of credit and we do not currently hold any other variable interest rate debt. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold derivative financial instruments in the future.

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

•
adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as PC, drive or digital still or video camera manufacturing, on which we are particularly dependent;

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

In order to expand our business, we must generate, maintain and strengthen strategic relationships with third parties. To date, we have established relationships with Microsoft through which it integrates our software into its services. We have also established strategic relationships with Audible.com and pressplay, which will offer our software in connection with their services. We may also need to establish additional strategic relationships in the future. If these parties do not provide sufficient, high-quality service or integrate and support our software correctly, or if we are unable to enter into successful new strategic relationships, our revenues and growth may be harmed. We cannot assure you that the time and effort spent on developing or maintaining strategic relationships will produce significant benefits for us.

In addition, Microsoft or any future strategic partners may offer products of other companies, including products that compete directly with our products. For example, Microsoft has included system-recovery related functionality in its Windows XP operating system. Additionally, Microsoft and Apple include CD recording software in their respective operating systems. Although we have entered into an agreement to provide Microsoft with CD recording software with limited functionality, we cannot assure you that Microsoft will include our CD recording software in any future releases, that they will not include CD or DVD recording software from one of our competitors or that they will not develop their own CD or DVD recording software. If our strategic partners request functionality that we cannot or will not provide, they may decide to use our competitors’ products. For example, we were recently informed by RealNetworks that they have decided to replace our technology in their products with technology from one of our competitors because we would not provide certain requested functionality.

A significant portion of our revenues currently comes from one distributor, and any decrease in revenues from this or other distributors could harm our operating results.

Ingram Micro accounted for approximately 24% of our gross revenues for the three months ended June 30, 2002 and 24% of our gross revenues for the full year ended March 31, 2002. A second distributor accounted for approximately 16% of gross revenues for the quarter ended June 30, 2002 and less than 10% of gross revenues for the year ended March 31, 2002. We expect that a significant portion of our revenues will continue to depend on sales of our products to a small number of distributors. Any downturn in the business of our distributors could seriously harm our revenues and operating results.

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

We expect that direct sales will account for an increasing portion of our overall sales particularly due to competitive pressures in the original equipment manufacturer markets. A reduction in the performance, reliability and availability of our online software delivery or transaction processing system will harm our ability to market and distribute our products and services to our users, as well as our reputation and ability to attract and retain users and customers.

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

We compete in providing solutions for editing, moving, managing and protecting digital content. The markets for providing products and services offering these solutions are highly competitive, and we expect competition to increase in the future. Key competitors for sales of our CD and DVD recording software include Ahead, Applix, BHA, DataBecker, Oak Technology, Prassi, Sonic Solutions, Sonic Foundry and Veritas. Key competitors for our digital photo and video editing software include Microsoft, Adobe, Pinnacle Systems, Ulead and Arcsoft. Microsoft has included system recovery functionality in its Windows XP operating systems. We cannot assure you that this will not have a negative impact on future sales of our GoBack software. Additionally, Microsoft and Apple have included CD recording software in their respective operating systems and Apple has included DVD recording software in its operating system.

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

Completing any potential future acquisitions, and integrating MGI Software or other acquisitions, could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. As of June 30, 2002, we had an aggregate of $9.0 million of identifiable intangible assets related to prior acquisitions remaining to be amortized. The amortization of the remaining identifiable intangible assets will result in additional charges to operations through the quarter ending March 31, 2005. In addition, as of June 30, 2002, we had an aggregate of $51.4 million of goodwill, which is not subject to amortization. We periodically review the balances of goodwill and identifiable intangible assets to determine if the amounts are realizable and may in the future make adjustments to the carrying value or amortization periods of these assets based on these reviews. Any such adjustments to carrying values could result in significant charges to our operating results.

Acquisition-related costs can cause significant fluctuation in our net income.

Our recent acquisitions have resulted in significant expenses, including amortization of purchased software, which is reflected in cost of revenues, as well as charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total acquisition-related costs in the categories identified above were $2.2 million in the first quarter of fiscal 2003 and $7.3 million in fiscal 2002. Additional acquisitions, and any additional impairment of the value of purchased assets, could have a significant negative impact on future operating results.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. International sales accounted for approximately 34 % of our net revenues for the three months ended June 30, 2002 and 29% of our net revenues for the full year ended March 31, 2002. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues. Accordingly, our future revenues could decrease based on a variety of factors, including:

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

Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. For example, MGI Software, which we acquired in January 2002, has been notified by a number of companies that certain of MGI Software’s software products may infringe patents owned by these companies. In addition, MGI Software has been notified by a number of its OEM customers that they have been approached by one of these companies regarding possible patent infringement related to certain MGI Software software products that they bundle with their respective computer products. See Part II, Item 1—Legal Proceedings. We cannot assure you that other third parties will not claim infringement by us with respect to our products and associated technology. Claims of intellectual property infringement might require us to enter into costly royalty or license agreements. In the event that we are unable to obtain royalty or license agreements on terms acceptable to us or if we are subject to significant damages or injunctions against the development and sale of our products, our business would be harmed.

Third parties may infringe our intellectual property, and we may need to expend significant resources enforcing our rights or suffer competitive injury.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality and licensing arrangements to establish and protect our proprietary rights. We have filed over 130 U.S. and foreign patent applications in the past seven years, covering video and image editing, general CD recording, audio transformations, improving data utilization and methods for saving and recording data. Sixty-one U.S. and foreign patents have been issued to us.

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

If proposed accounting regulations that require companies to expense stock options are adopted, our earnings will decrease and our stock price may decline.

A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the SEC has indicated that possible rule changes requiring expensing of stock options may be adopted in the near future. Currently, we include such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States but do not include stock option expense in our reported financial statements. If accounting standards are changed to require us to expense stock options, our reported earnings will decrease significantly and our stock price could decline.

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

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate bonds, U.S. agencies securities, asset-backed securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on these funds fluctuates with the prevailing interest rate. All of our short-term investments mature in two years or less.

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2002. All of our cash equivalents are invested in money market funds, which are not included in the table because those funds are not subject to interest rate risk.

	Maturing in		Total	Estimated Fair Value
	Less than One Year	More than One Year
	(Dollars in thousands)
Short-term investments	$9,080	$16,549	$25,629	$25,629
Weighted-average interest rate	3.51%	4.47%

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

PART II—OTHER INFORMATION

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

We are a party to other litigation matters and claims that are normal in the course of our operations, and, while the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our business, financial position or results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the first quarter of the fiscal year ending March 31, 2003.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

See attached exhibit list for exhibits filed as part of this quarterly report.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K/A on April 15, 2002. This report included the separate audited financial statements of MGI Software Corp., which we acquired on January 31, 2002, and the unaudited pro forma combined financial information of Roxio and MGI Software.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROXIO, INC. (Registrant)

Date: August 8, 2002

By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ R. ELLIOT CARPENTER
R. Elliot Carpenter Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

ROXIO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	First Amended and Restated Master Separation and Distribution Agreement effective as of February 28, 2001 between Adaptec and the Registrant (1)

2.2	General Assignment and Assumption Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.3	Indemnification and Insurance Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.4	Master Patent Ownership and License Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.5	Master Technology Ownership and License Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.6	Master Confidential Disclosure Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.7	Master Transitional Services Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.8	Employee Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.9	Tax Sharing Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.10	Real Estate Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.11	Manufacturing Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.12	International Transfer of Assets Agreement dated May 5, 2001 between Adaptec Mfg(S) Pte Ltd. and Roxio CI Ltd. (1)

2.13	Letter Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.14	Amendment to the Tax Sharing Agreement dated July 19, 2000 between Adaptec and the Registrant (4)

2.15	Combination Agreement between MGI Software Corp. and the Registrant (4)

2.16	Purchase Agreement between Roxio CI Ltd. And MGI, dated January 30, 2002 (5)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (2)

3.3	Amended and Restated Bylaws of the Registrant

4.1	Form of Common Stock certificate of the Registrant (1)

4.2	Warrant to Purchase Common Stock dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)

4.3	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)

4.4
Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (2)

(1)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 7, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 15, 2002.