Form 10-Q
period 2002-09-30
ROXIO INC
filed 2002-11-14
CIK 1122787

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), Yes  ☒    No  ☐ and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of November 11, 2002, there were 19,422,039 shares of the Registrant’s Common Stock outstanding, par value $0.001.

ROXIO, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ROXIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$25,934	$47,280
Short-term investments	16,824	4,700
Accounts receivable, net of allowance for doubtful accounts of $1,104 at September 30, 2002 and $775 at March 31, 2002	17,571	24,260
Inventories	342	363
Prepaid expenses and other current assets	3,850	3,409
Income taxes receivable	4,934	2,378
Deferred income taxes	3,891	3,880

Total current assets	73,346	86,270
Long-term investment	3,000	—
Property and equipment, net	9,624	7,122
Goodwill	51,447	51,447
Other intangibles assets, net	7,613	11,248
Other assets	1,226	545

Total assets	$146,256	$156,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,314	$9,563
Accrued liabilities	14,726	21,972
Current portion of capital lease obligation	571	526

Total current liabilities	23,611	32,061

Long term liabilities:
Long term capital lease obligation	741	921
Deferred income taxes	1,417	1,922

Total liabilities	25,769	34,904

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000 shares;
Issued and outstanding: none at September 30, 2002 and March 31, 2002	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares;
Issued and outstanding: 19,422 shares at September 30, 2002 and 19,474 shares at March 31, 2002	19	20
Additional paid-in capital	127,486	129,804
Deferred stock-based compensation	(4,517)	(7,487)
Accumulated deficit	(3,799)	(731)
Accumulated other comprehensive income	1,298	122

Total stockholders’ equity	120,487	121,728

Total liabilities and stockholders’ equity	$146,256	$156,632

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net revenues	$27,919	$30,508	$60,222	$67,463
Cost of revenues (excluding stock-based compensation charges of $13, $14, $26 and $75, respectively)	6,908	5,261	15,358	12,902

Gross profit	21,011	25,247	44,864	54,561

Operating expenses:
Research and development (excluding stock-based compensation charges of $191, $208, $382 and $1,099, respectively)	5,206	5,078	10,670	11,195
Sales and marketing (excluding stock-based compensation charges of $172, $938, ($186) and $2,157, respectively)	10,224	12,125	22,158	21,639
General and administrative (excluding stock-based compensation charges of $283, $394, $566 and $1,715, respectively.)	6,110	5,263	11,775	8,468
Amortization of intangible assets	1,272	1,495	3,336	2,864
Stock-based compensation charges	659	1,554	788	5,046

Total operating expenses	23,471	25,515	48,727	49,212

Income (loss) from operations	(2,460)	(268)	(3,863)	5,349
Other income, net	288	414	415	715

Income (loss) before benefit (provision) for income taxes	(2,172)	146	(3,448)	6,064
Benefit (provision) for income taxes	324	(1,154)	380	(4,694)

Net income (loss)	$(1,848)	$(1,008)	$(3,068)	$1,370

Net income (loss) per share:
Basic	$(0.09)	$(0.06)	$(0.16)	$0.08

Diluted	$(0.09)	$(0.06)	$(0.16)	$0.08

Weighted average shares used in computing net income (loss) per share
Basic	19,480	16,793	19,493	16,708

Diluted	19,480	16,793	19,493	17,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(3,068)	1,370
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,814	3,356
Stock-based compensation charges	788	5,046
Provision for doubtful accounts	448	780
Deferred income taxes	(516)	(911)
Change in assets and liabilities:
Accounts receivable	5,707	5,947
Inventories	(7)	727
Prepaid expenses and other assets	(658)	(1,025)
Accounts payable	(50)	(987)
Income taxes receivable	(2,475)	4,197
Accrued liabilities	(7,938)	2,423

Net cash provided by (used in) operating activities	(2,955)	20,923

Cash flows from investing activities:
Purchases of property and equipment	(3,361)	(668)
Proceeds from sale of property and equipment	7	—
Purchases of other intangible assets	—	(95)
Purchases of short-term investments	(23,131)	—
Proceeds from sale of short-term investments	8,623	—
Maturities of short-term investments	2,492	—
Investment in nonconsolidated company	(3,000)	—

Net cash used in investing activities	(18,370)	(763)

Cash flows from financing activities:
Net cash transfers from Adaptec	—	27,446
Principal payment of capital lease obligation	(269)	—
Proceeds from issuance of common stock to strategic partner	—	2,000
Proceeds from issuance of common stock under employee stock plans	928	937
Repurchase of common stock	(1,065)	—

Net cash provided by (used in) financing activities	(406)	30,383

Effect of exchange rates on cash	386	112
Change in cash and cash equivalents	(21,346)	50,655
Cash and cash equivalents at beginning of period	47,280	—

Cash and cash equivalents at end of period	$25,934	$50,655

Non-cash activities:
Transfer of other assets from Adaptec upon legal separation	$—	$4,608
Deferred stock compensation	—	12,880
Issuance of warrant for services	(705)	725
Assets acquired under capital leases	134	403

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

On January 31, 2002, Roxio acquired MGI Software, a developer of Internet imaging products and digital video and photography solutions. The total purchase price was $34.2 million primarily through the issuance of 2.2 million shares in Roxio’s common stock. The acquisition was accounted for using the purchase method. The results of MGI Software have been included in the consolidated results of Roxio from January 31, 2002. The following unaudited pro forma information reflects the results of operations for the six-month period ended September 30, 2001, as if the acquisition of MGI Software had occurred on April 1, 2001 (the beginning of Roxio’s 2002 fiscal year) by including the results of MGI for the period from February 1, 2001 to July 31, 2001.

Pro Forma For the Six Months Ended September 30, 2001
Net revenues	$76,263
Net loss	(20,312)
Basic and diluted net loss per share	$(1.07)
Weighted average shares used in computing net loss per share	18,935

NOTE 2—BALANCE SHEET DETAIL

	September 30, 2002	March 31, 2002
	(in thousands)
Accrued liabilities:
Accrued compensation and related taxes	$3,961	$9,372
Accrued litigation	2,658	3,141
Accrued technical support	1,602	1,818
Accrued marketing development funds	1,863	800
Accrued royalties	1,059	1,506
Accrued restructuring and acquisition costs	—	1,272
Other	3,583	4,063

	$14,726	$21,972

NOTE 3—LONG-TERM INVESTMENTS

In August 2002, Roxio made a strategic investment of $3.0 million in YesVideo, a company specializing in among others video-to-DVD conversion services. Since Roxio owns less than 19.9% of YesVideo, does not have significant influence over YesVideo’s operating and financial policies, and is not represented at YesVideo’s board of directors, the investment is accounted for using the cost method of accounting.

NOTE 4—OTHER INTANGIBLE ASSETS AND GOODWILL

The gross carrying amounts and accumulated amortization of intangible assets are as follows:

	September 30, 2002		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Identifiable intangible assets:
Patents	$5,260	$4,471	$5,260	$3,594
Covenant not to compete	6,010	5,762	6,010	5,124
Purchased technology	10,290	4,853	10,290	3,393
OEM relationships	1,186	1,186	1,186	1,087
Trade name	1,984	1,510	1,984	1,259
Capitalized website development costs	1,823	1,158	1,823	848

	$26,553	$18,940	$26,553	$15,305

Net book value		$7,613		$11,248

Amortization of capitalized website development costs of $212,000 in the first half of fiscal 2003 and $445,000 in the fiscal 2002 was included in sales and marketing expense, and $87,000 and $174,000 was included in general and administrative expense in the same periods, respectively.

The estimated future amortization expense for intangible assets is as follows:

Year Ending March 31,	(in thousands)
2003 (six months)	$2,693
2004	$2,867
2005	$2,053

In addition to intangible assets, the Company has approximately $51 million in goodwill as of September 30, 2002. Per Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” the Company will annually evaluate the carrying value of goodwill and will adjust the carrying value if the assets value has been impaired. In addition, the Company will periodically evaluate if there are any events or circumstances that would require an impairment assessment of the carrying value of the goodwill (“trigger event”) between each annual impairment assessment. For the six months ended September 30, 2002, the Company concluded that there had not been any events that would trigger an impairment assessment of its goodwill. The Company will continue to evaluate whether an impairment assessment of the carrying value of goodwill is required up to its next annual impairment assessment at March 31, 2003.

NOTE 5—RESTRUCTURING

In connection with its acquisition of MGI Software Corp. (“MGI Software”) in January 2002, Roxio recorded restructuring costs of $635,000 in the fourth quarter of fiscal 2002. This amount was included in current liabilities in the preliminary purchase price allocation. Approximately $532,000 of the total charge was related to severance payments to a total of 31 MGI Software employees whose positions were eliminated as a result of the acquisition. At September 30, 2002, 30 employees had been terminated. One individual will remain as an employee. There is no remaining accrual balance as of September 30, 2002. The remainder of the total fiscal 2002 restructuring charge was related to costs to terminate contracts that became redundant after the acquisition, all of which were paid in the fourth quarter of fiscal 2002.

The following table sets forth the restructuring activity through the second quarter of fiscal 2003:

	Restructuring Accrual at January 31, 2002	Accumulated Cash Paid	Balance, September 30, 2002
	(in thousands)
Employee severance costs	$532	$532	$—
Contract termination costs	103	103	—

	$635	$635	$—

NOTE 6—REVENUE RECOGNITION

Roxio recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” and AICPA SOP No. 97-2, “Software Revenue Recognition.” Roxio sells the majority of its products through original equipment manufacturers (“OEMs”), through distributors and direct to end users. For software product sales to OEMs, revenues are recognized based on reported product shipments from OEMs to their customers provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured. As a result of successful procedures to determine that reported amounts were fixed and determinable related to approximately $1.4 million of OEM royalty revenues referenced in Note 11, Subsequent Events of the Company’s previous report on Form 10Q as filed on August 14, 2002, the Company has recorded the amounts in its financial statements ending September 30, 2002.

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

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” Roxio accounts for consideration given to our customers as a reduction of revenues unless such consideration relates to a separately identifiable benefit and the benefit’s fair value can be established.

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

NOTE 7—NET INCOME (LOSS) PER SHARE

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

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Basic net income (loss) per share—weighted-average number of common shares outstanding	19,480	16,793	19,493	16,708
Effect of dilutive common equivalent shares:
Stock options outstanding	—	—	—	421
Warrant issued in connection with strategic relationship	—	—	—	17

Diluted net income (loss) per share—weighted-average number of common shares outstanding	19,480	16,793	19,493	17,146

Common equivalent shares from stock options and warrants excluded from the calculation because their effect would have been anti-dilutive totaled 5.7 million and 5.3 million for the second quarter and first half of fiscal 2003, respectively, and 3.4 million and 1.3 million for the second quarter and first half of fiscal 2002, respectively.

NOTE 8—OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income (loss) to reflect changes in equity that result from transactions and economic events from non-owner sources. Other comprehensive income (loss) for the periods presented represents foreign currency translation items associated with Roxio’s operations in Japan, Germany, the Netherlands and Canada, and, effective the first quarter of fiscal 2003, unrealized gains on marketable securities. No tax effect has been provided on the foreign currency translation items for any period shown, as the undistributed earnings of Roxio’s foreign investments will continue to be reinvested. The tax effect of the unrealized gain on marketable securities was immaterial for the second quarter and first half of fiscal 2003.

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Net income (loss)	$(1,848)	$(1,008)	$(3,068)	$1,370
Cumulative translation adjustment	(189)	(132)	1,068	(182)
Net unrealized gain on marketable securities	85	—	108	—

Total comprehensive loss	$(1,952)	$(1,140)	$(1,892)	$1,188

The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30, 2002	March 31, 2002
	(in thousands)
Cumulative translation adjustment	$1,190	$122
Net unrealized gain on marketable securities	108	—

Total comprehensive income	$1,298	$122

NOTE 9—SEGMENTS, GEOGRAPHIC INFORMATION AND CONCENTRATIONS

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

Geographic information

The following table presents net revenues by country, based on location of the selling entity:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
United States	$19,628	$25,246	$40,987	$52,496
The Netherlands	5,774	4,022	14,042	8,202
Canada	2,517	—	5,193	—
Japan	—	—	—	2,813
Singapore	—	—	—	2,084
Other countries	—	1,240	—	1,868

	$27,919	$30,508	$60,222	$67,463

Prior to separation from Adaptec, former parent company of Roxio prior to May 2001, Roxio’s international distribution was located primarily in Singapore and Japan. Subsequent to separation, Roxio’s international distribution is located in The Netherlands. MGI’s OEM revenues are attributed to Canada.

The following table presents long-lived assets by country based on the location of the assets:

	September 30, 2002	March 31, 2002
	(in thousands)
United States	$59,705	$56,068
Canada	7,001	7,889
Germany	5,488	6,023
Other countries	716	382

	$72,910	$70,362

The following individual customers accounted for a significant portion of our net revenues:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Customer A	25%	25%	24%	29%
Customer B	18%	*	16%	*
Customer C	15%	12%	10%	*

The following individual customers accounted for a significant portion of our gross accounts receivable:

	September 30, 2002	March 31, 2002
Customer A	39%	35%
Customer B	27%	*
Customer C	10%	*

*	Less than 10%.

NOTE 10—LITIGATION

On February 13, 2001, several former stockholders of Incat Systems Software USA, Inc. filed a lawsuit against Adaptec in the Superior Court of California in the County of Santa Clara. The lawsuit stems from Adaptec’s alleged failure to pay these former stockholders all of the amounts due to them based on an earn-out agreed to in connection with the acquisition of Incat. Roxio has been asked to defend and indemnify Adaptec in this lawsuit pursuant to the terms of an agreement between the two parties. The lawsuit requests a judgment against Adaptec for actual, compensatory and punitive damages, including interest, court costs, each in amounts to be proven. The amount of damages sought by the plaintiffs is approximately $10.8 million. Settlement discussions to date have been not successful. A jury trial regarding this matter will begin in mid-November 2002 and is expected to last up to three weeks, not including any post-judgment appeals by either party. Roxio believes the lawsuit is without merit and intends to vigorously defend its interests; however, jury trials are unpredictable and Roxio cannot assure you that it will obtain a successful verdict.

MGI Software Corp. has been notified by a number of companies that certain of MGI Software’s software products may infringe patents owned by these companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by MGI Software to these entities. In addition, MGI Software has been notified by a number of its OEM customers that they have been approached by one of these companies set forth above regarding possible patent infringement related to certain MGI Software software products that they bundle with their respective computer products. Recently, Roxio settled one of these claims for cash payments totaling approximately $600,000. Roxio estimates that the low end of the range of the cost to settle the remaining claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued as part of the purchase price allocation of MGI Software $2.5 million, which is included in accrued liabilities, related to the settlement of these claims.

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

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

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

Overview

We are a leading publisher of digital media software that enables consumers to create, manage, customize, share and archive their growing collection of rich digital media such as digital music, video and photographs. We provide software that enables individuals to record digital content onto CDs and DVDs and we offer a complete line of photo and video editing software products. We also provide consumers the opportunity to order on-line music, spoken word, and photographic prints through strategic partnerships. We are also a leading publisher of system recovery software designed to protect customers from system crashes, virus damage, failed software installations and user error.

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

For approximately 12 months following the separation date, Adaptec provided transitional services and support in the areas of information technology systems, supply chain, buildings and facilities, marketing and communications, finance and accounting. Specified charges for transition services were generally cost plus 5% and, for products purchased from Adaptec, cost plus 10%. Although the fees provided for in the agreements were intended to represent the fair market value of these services, we cannot assure you that these fees necessarily reflected the costs of obtaining the services from unrelated third parties or of our providing these services internally. However, we believe that purchasing these services from Adaptec provided an efficient means of obtaining these services during the transition period. We do not believe that these arrangements with Adaptec materially altered our financial position or results of operations during the transition period. Substantially all of the agreements for transitional services have now been terminated.

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

Our Business

We sell our products primarily through distributors and original equipment manufacturers, or OEMs. Distributors resell stand-alone deluxe versions of our products to retailers of computer software products. Sales to distributors and direct sales to end users through our web site and toll-free number collectively represented 72% and 70% of our net revenues for the second quarter and first half of fiscal 2003, respectively, compared to 48% and 54% for the comparable periods in the prior year. The number of units sold to our distributors and end users represented approximately 6% and 11% of the total number of units sold in the second quarter and first half of fiscal 2003, respectively, compared to 4% and 5% for the comparable periods in the prior year. We expect that sales to distributors and direct sales to end users will continue to increase as a percentage of our total sales.

We also sell our software products to OEMs, which consist of PC and CD recordable drive manufacturers and integrators. Generally, OEMs bundle the standard version of our software together with their products pursuant to licensing agreements with us. Sales to OEMs represented 28% and 30% of our net revenues for the second quarter and first half of fiscal 2003, respectively, compared to 52% and 46% for the second quarter and first half of fiscal 2002. In the future, we anticipate that CD-recording technology revenues from our standard products to OEMs will continue to decline as a percentage of total net revenues, as a result of competition in the maturing CD-recording technology and increased cost pressure with our customers. We believe that this decline will be partially offset by increases from new technologies licensed to OEMs.

International sales, defined as sales from our international subsidiaries, accounted for approximately 30% and 32% of our net revenues for the second quarter and first half of fiscal 2003, respectively, compared to 17% and 22% for the comparable periods in the prior year.

One customer accounted for 25% and 24% of total revenues in the second quarter and first half of fiscal 2003, respectively, compared to 25% and 29% in the comparable periods in the prior year. A second customer represented 18% and 16% of total revenues in the second quarter and first half of fiscal 2003, respectively, and no revenues in the comparable periods in the prior year. A third customer constituted 15% and 10% of total revenues in the second quarter and first half of fiscal 2003, respectively, compared to 12% and 9% in the comparable periods in the prior year.

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

Roxio 2000 Stock Option Plan

On December 20, 2000, a commitment was made to issue to employees of Adaptec, who subsequently became employees of Roxio at the date of legal separation, options to purchase 1.15 million shares of Roxio common stock with an exercise price of $8.50 per share. Between December 20, 2000 and March 31, 2001, options to purchase an additional 160,000 shares of common stock at $8.50 per share were committed to be issued. Due to the binding nature of the commitment, the date of the commitment to grant the options was assumed to be the date of grant. The options vested 25% on the one-year anniversary of the later of September 21, 2000 or the applicable employee’s hire date and 6.25% per quarter thereafter. Because the grants of Roxio options constituted grants to non-employees, the options were valued using the Black-Scholes valuation model with the following assumptions: expected life of 10 years, risk-free interest rate of 5%, volatility of 63% and dividend yield of 0%. In addition, because the number of options that would ultimately be granted was unknown at the commitment date, a measurement date for these options was not able to be established. These options were therefore subject to variable plan accounting treatment, resulting in a re-measurement of the compensation expense at March 31, 2001 and at the date of legal separation based on the then current market value of the underlying common stock. Compensation was recognized under the model prescribed in FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plan.” Amortization of the compensation of approximately $877,000 for the quarter ended June 30, 2001 related to the period before legal separation was recorded and was included in stock-based compensation charges in the condensed consolidated statement of operations for the quarter ended June 30, 2001.

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

Approximately $659,000 and $1.3 million of amortization expense related to the 2000 Stock Plan was recorded and was included in stock-based compensation charges in the condensed consolidated statements of operations in the second quarter and first half of fiscal 2003, compared to $803,000 and $3.0 million in the comparable periods in the prior year.

Issuance of Common Stock and Warrant

On May 17, 2001, we entered into a strategic relationship with Virgin Holding Inc., or “Virgin,” an indirect subsidiary of EMI Group plc, to, among other things, develop technology solutions relating to CD recording technology. As part of the agreement, Virgin provided strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 shares of Roxio’s common stock at a price of $8.50 per share. In the first quarter of fiscal 2002, approximately $1.1 million in deferred stock-based compensation was recorded for the common stock issued. No amortization expense related to the common stock was recorded in the second quarter ended September 30, 2002, and amortization expense of approximately $175,000 was included in stock-based compensation charges in the condensed consolidated statement of operations in the second half of fiscal 2003. Amortization expense of approximately $257,000 and $447,000 related to the common stock was included in stock-based compensation charges in the condensed consolidated statement of operations in the second quarter and first half of fiscal 2002. Virgin also received a warrant to purchase 117,647 shares of Roxio’s common stock at a price equal to $8.50 per share. The warrant became exercisable by 25% each quarter following the initial agreement, and the final portion of the warrant vested on May 17, 2002. The warrant expires on May 17, 2004. No amortization expense related to the warrant was recorded in the second quarter ended September 30, 2002, and a reversal of stock-based compensation charges of approximately $705,000, which resulted from the decrease in Roxio’s stock price, was recorded and was included in the condensed consolidated statement of operations in the first half of fiscal 2002. Amortization expense of approximately $494,000 and $725,000 was recorded and was included in the condensed consolidated statement of operations in the second quarter and first half of fiscal 2002.

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

Net revenues decreased 8% to $27.9 million in the second quarter of fiscal 2003 from $30.5 million for the comparable quarter in the prior year. Net revenues decreased 11% to $60.2 million in the first half of fiscal 2003 from $67.5 million for the comparable period in the prior year. The decrease in net revenues resulted primarily from reduced OEM revenues, reflecting both lower unit volumes and lower per unit royalty rates, partially offset by increased revenues from sales of products acquired in the acquisition of MGI and $1.4 million of royalties which had been underreported by one customer since October 2001. After performing satisfactory work to ensure the underreported amount was fixed and determinable, these royalties were recognized in the quarter ended September 30, 2002. We are continuing to experience downward pricing pressure on the per unit royalty rates we receive from our OEMs due to continued pressure on our partners’ margins as well as increased competition. OEM revenues accounted for $7.8 million or 28%, and $17.8 million or 30%, of net revenues for the second quarter and first half of fiscal 2003, respectively, compared to $15.8 million or 52%, and $30.9 million or 46% for the second quarter and first half of fiscal 2002. Revenues of deluxe products through the combination of distributor and direct sales increased slightly year over year. These sales accounted for a larger portion of our total revenues than in prior periods. Deluxe product revenues accounted for $20.1 million or 72%, and $42.4 million or 70%, of net revenues for the second quarter and first half of fiscal 2003, respectively, compared to $14.7 million or 48%, and $36.6 million or 54% for the comparable periods in the prior year. Products acquired through the acquisition of MGI contributed approximately $5.1 million and $7.6 million toward our total distributor and direct revenues for the second quarter and first half of fiscal 2003, respectively, and approximately $1.3 million and $2.8 million toward our total OEM revenues for the same periods of fiscal 2003.

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

Gross margin was 75% and 74% of net revenues for the second quarter and first half of fiscal 2003, respectively, compared to 83% and 81% for the comparable periods of fiscal 2002. The decrease in the margin from year to year was primarily a result of the change in sales mix, where licensing of our standard products contributed a lower percentage of sales and distributor sales of our deluxe products a higher percentage in the first half of fiscal 2003 as compared to the same period of fiscal 2002. The decrease was also due to an increase in the cost of technical support services in the first half of fiscal 2003. As the mix continues to shift towards higher sales of our deluxe products, we expect our gross margins will decline.

Operating Expenses

We classify operating expenses as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, travel, telephone, communications, rent and allocated facilities and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials and expenditures specific to the sales group, such as commissions. To date, all software product development costs have been expensed as incurred. Our operating expenses have increased following our separation from Adaptec as we developed an infrastructure to support our level of business activity, built a corporate brand identity separate from Adaptec and promoted our products, added personnel and created incentive programs with our distribution partners. We expect that operating expenses as a percentage of net revenues will remain flat or decrease slightly in the foreseeable future as we focus on managing costs during the current economic downturn.

Research and Development.    Research and development expenses increased 3% to $5.2 million for the second quarter of fiscal 2003 from $5.1 million for the comparable quarter in the prior year. The increase was primarily due to an increase in headcount attributable to the acquisition of MGI Software, partially offset by the reduction in bonus expense in the second quarter of fiscal 2003. Research and development expenses decreased 5% to $10.7 million in the first half of fiscal 2003 from $11.2 million for the comparable period in fiscal 2002. This decrease was due to a reduction in bonus expense, partially offset by an increase in headcount attributable to the acquisition of MGI. As a percentage of net revenues, research and development expenses were 19% and 18% for the second quarter and first half of fiscal 2003, respectively, compared to 17% for both the second quarter and first half of fiscal 2002. Total research and development headcount increased from 119 at September 30, 2001 to 181 at September 30, 2002.

Sales and Marketing.    Sales and marketing expenses decreased 16% to $10.2 million for the second quarter of fiscal 2003 from $12.1 million for the comparable quarter in the prior year. Sales and marketing expenses increased 2% to $22.2 million in the first half of fiscal 2003 from $21.6 million for the comparable period in fiscal 2002. As a percentage of net revenues, sales and marketing expenses were 37% in the second quarter and first half of fiscal 2003, respectively, compared to 40% and 32% for the comparable periods of fiscal 2002. The increase in sales and marketing expenses for the first half of fiscal 2003 as compared to the same period of fiscal 2002 primarily resulted from higher advertising and promotion expenses related to building our product brands, as well as increased staffing associated with expanding our marketing team to pursue revenue generating opportunities. Sales and marketing headcount increased from 82 at September 30, 2001 to 100 at September 30, 2002.

General and Administrative.    General and administrative expenses increased 16% to $6.1 million for the second quarter of fiscal 2003 from $5.3 million for the comparable quarter in the prior year. General and administrative expenses increased 39% to $11.8 million in the first half of fiscal 2003 from $8.5 million for the comparable period in fiscal 2002. As a percentage of net revenues, general and administrative expenses were 22% and 20% for the second quarter and first half of fiscal 2003, respectively, compared to 17% and 13% for the comparable periods of 2002. This increase resulted primarily from a $2.0 million credit to legal expenses in the first quarter of fiscal 2002, representing cash received in connection with a legal settlement. Also contributing to the increase in general and administrative expenses in the second quarter and first half of fiscal 2003 were higher payroll and related costs associated with establishing a senior management team and dedicated human resources, information technology and finance support for us to operate as a stand-alone entity. General and administrative headcount increased from 43 at September 30, 2001 to 66 at September 30, 2002.

Amortization of Intangible Assets.    Amortization of intangible assets decreased 15% to $1.3 million in the quarter ended September 30, 2002 from $1.5 million in the comparable quarter of the prior year. This decrease was primarily due to the cessation of amortization expenses related to CeQuadrat’s intangible assets in the second quarter of fiscal 2003 as these intangible assets are now fully amortized, partially offset by additional amortization expense related to the intangible assets recorded in connection with our acquisition of MGI Software in January 2002. Amortization of other intangible assets increased 16% to $3.3 million in the first half of fiscal 2003 from $2.9 million for the comparable period in the prior year. This increase was primarily due to additional amortization expense related to the intangible assets recorded in connection with our acquisition of MGI Software in January 2002, partially offset by the reduction in amortization expense for the intangible assets related to Cequadrat that was fully amortized as of June 30, 2002.

Stock-Based Compensation Charges.    Stock-based compensation charges relate to the amortization of costs associated with the stock and warrant issued to Virgin, stock options issued to employees and the commitment of Roxio stock options to Adaptec employees who became Roxio employees.

Stock-based compensation charges were $659,000 and $788,000 for the second quarter and first half of fiscal 2003, respectively, compared to $1.6 million and $5.0 million for the comparable periods in the prior year. This decrease was primarily due to higher amortization expense in the second quarter and first half of fiscal 2002 related to options issued with shorter vesting periods, and the remeasurement of the warrant issued to Virgin to reflect our lower stock price in the first quarter of fiscal 2003.

Other Income, Net

Other income, net, primarily consists of interest income on our cash equivalents and short-term investments and gain from sale of assets. Other income for the second quarter of fiscal 2003 also included a $450,000 net gain from the sale of patents, offset by certain other costs.

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

Our effective income tax rate for the first half of fiscal 2003 was 11% compared to 77% for the first half of fiscal 2002 and 74% for the full fiscal year 2002. In the first half of fiscal 2003, our effective tax rate varied from the Federal statutory rate of 35% primarily due to the geographic mix of our worldwide revenue, earnings, operating losses and stock based compensation. In the first half of fiscal 2002 and year ended March 31, 2002, our effective tax rate varied from the statutory rate primarily due to stock-based compensation. We are subject to tax in jurisdictions in which we operate around the world. Our future effective tax rate will be impacted by our organizational structure and the geographic distribution of our worldwide revenue and profitability. As a result of these factors, our effective tax rate may vary in the future.

Liquidity and Capital Resources

As of September 30, 2002, our principal source of liquidity was our cash, cash equivalents and short-term investments totaling $42.8 million. Our working capital was $49.7 million at September 30, 2002 and $54.2 million at March 31, 2002.

During the six months ended September 30, 2002, our net cash outflow from operations was $3.0 million compared to the same period in the prior year when we generated approximately $20.9 million in cash flows from operations. Net cash used in operating activities in the first half of fiscal 2003 primarily reflected a net loss of $3.1 million and an increase in net operating assets of $5.4 million, partially offset by non-cash charges for depreciation and amortization of $4.8 million and stock-based compensation of $788,000. The net increase in operating assets was primarily due to a decrease in accrued liabilities and an increase in income tax receivable, partially offset by a decrease in accounts receivable. Accrued liabilities decreased $7.9 million during the first half of fiscal 2003, primarily due to the payments during the first half of fiscal 2003 of fiscal 2002-related incentive compensation costs that were accrued as of March 31, 2002, and of various payments related to other accrued liabilities accounts. Income tax receivable increased $2.5 million during the first half of fiscal 2003. This increase was due primarily to tax prepayments of $1.5 million, GAAP related adjustment of $252,000, and foreign tax withholding of $800,000. Accounts receivable decreased $5.7 million during the first half of fiscal 2003, driven primarily by a 20% decrease in net revenues for the first half of fiscal 2003, compared to the six-month period ended March 31, 2002, partially offset by an increase in the number of days’ sales outstanding in accounts receivable (DSO) to approximately 58 at September 30, 2002 from approximately 51 at March 31, 2002.

Cash flows from operations of $20.9 million in the first half of fiscal 2002 primarily reflected net income of $1.3 million, non-cash charges for depreciation and amortization of $3.4 million and stock-based compensation of $5.0 million, and a decrease in net operating assets of $11.3 million. Major components of the $11.3 million decrease in net operating assets were a decrease in net accounts receivable of $5.9 million, and increases in income taxes payable of $4.2 million and accrued liabilities of $2.4 million.

Net cash used in investing activities for the first half of fiscal 2003 consisted of purchases of short-term investments, net of maturities of investments, of $20.6 million, sales of short-term investments of $8.6 million, investment in nonconsolidated investments of $3.0 million, and purchases of capital equipment totaling $3.4 million. During the first half of fiscal 2002, we purchased $763,000 of capital equipment.

Net cash used in financing activities for the first half of fiscal 2003 was approximately $406,000, representing $928,000 received from the exercise of stock options, $1.1 million of cash disbursed for the repurchase of common stock, and $269,000 of principal cash payments made on our capital lease obligations. For the first half of fiscal 2002, net cash provided by financing activities was $30.4 million, consisting of net cash transfers from Adaptec totaling $27.4 million, the issuance of common stock to a strategic partner for $2.0 million and cash generated from the issuance of stock options of $937,000.

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

In January 2002, we entered into an agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of our assets. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum and expires in January 2005. The line of credit contains certain covenants that require us to maintain certain financial ratios, and as of September 30, 2002, we are in compliance with all such covenants. There were no amounts outstanding under the line of credit during the first half of fiscal 2003 or as of September 30, 2002.

In August 2002, we announced that our Board of Directors had approved a stock repurchase program for up to 10% of our common stock. The repurchase program does not require Roxio to acquire any specific number of shares and may be terminated at any time. During the quarter ended September 30, 2002, we repurchased 245,000 shares of our common stock for an aggregate purchase price of $1.1 million pursuant to this program.

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

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends, and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of new product introductions and our ability to transition between product versions;

•	product returns upon the introduction of new product versions and pricing adjustments for our distributors;

•	seasonal fluctuations in sales;

•	anticipated declines in selling prices of our products to original equipment manufacturers and potential declines in selling prices to other parties as a result of competitive pressures;

•	changes in the mix of our revenues represented by our various products and customers;

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

We expect our future success will depend on the sale of upgrades to our CD/DVD recording software products. If we fail to sell upgrades to such products effectively, our revenue may not increase and may decline.

Historically, we have derived a significant portion of our revenues from sales of our recording software products to original equipment manufacturers of PCs and CD and DVD recorders. Recently, competition in the PC and recorder industries and the diminishing margins PC and drive manufacturers have been experiencing have contributed to a reduction in the prices we charge PC and drive manufacturers to include our software in their product offerings. If this trend continues as anticipated, we expect that revenues derived from the sale of our CD and DVD recording software products to PC and drive manufacturers in total and as a percentage of net revenues will decline. As such, our future success will depend in part on our ability to sell software upgrades. Although we are developing marketing strategies to increase our sales of software upgrades, we cannot assure you that any marketing strategies we develop will be successful in increasing our upgrade rate or that users will not be content with the version of our software that is included in their PC, CD or DVD recorder purchase.

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

In addition, Microsoft or any future strategic partners may offer products of other companies, including products that compete directly with our products. For example, Microsoft has included system-recovery related functionality in its Windows XP operating system. Additionally, Microsoft and Apple include CD recording software and video editing software in their respective operating systems, and Apple includes DVD recording software in its operating software. Although we have entered into an agreement to provide Microsoft with CD recording software with limited functionality, we cannot assure you that Microsoft will include our CD recording software in any future releases, that they will not include CD or DVD recording software from one of our competitors or that they will not develop their own CD or DVD recording software. If our strategic partners request functionality that we cannot or will not provide, they may decide to use our competitors’ products. For example, we were recently informed by RealNetworks that they have decided to replace our technology in their products with technology from one of our competitors because we would not provide certain requested functionality.

A significant portion of our revenues currently comes from a small number of distributors and OEMs, and any decrease in revenues from this or other distributors or OEMs could harm our operating results.

One distributor accounted for approximately 24% of our net revenues for the first half of fiscal 2003 and 24% of our net revenues for the full year ended March 31, 2002. A different distributor accounted for approximately 16% of net revenues for the first half of fiscal 2003 and less than 10% of net revenues for the year ended March 31, 2002. An OEM customer accounted for approximately 10% of net revenues for the first half of fiscal 2003 and less than 10% of net revenues for the year ended March 31, 2002. We expect that a significant portion of our revenues will continue to depend on sales of our products to a small number of distributors. Any downturn in the business of our distributors or OEMs could seriously harm our revenues and operating results.

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

Our failure to maintain or expand our relationships with original equipment manufacturers could cause demand for our products to decline.

Historically, we have derived a significant percentage of our revenues from sales of our products to original equipment manufacturers, or OEMs, such as PC, digital still camera, digital video camera and drive manufacturers and integrators. These OEMs typically license and include the basic version of our software with hardware. As a result, these relationships also serve an important role in distributing our software to the end user and positioning the market for upgrades to our premium software products. If our competitors offer these OEMs more favorable terms, or if our competitors are able to take advantage of their existing relationships with these OEMs, or if these OEMs decide not to bundle any software with their products, then these OEMs will decline to include our software with their hardware. The loss of any of our relationships with OEMs could harm our operating results.

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

Sales of our CD and DVD recording software and related services depend in large part on the continued growth of the installed base of CD and DVD recorders. While this installed base is growing, we cannot assure you that this growth will continue as expected. Consumers may choose to purchase new PCs that do not include CD or DVD recorders, or existing PC owners may not purchase CD or DVD recorders as a stand-alone product in the numbers that are expected if an alternative technology emerges or if the demand for moving, managing and storing digital content is less than expected. Growth in the installed base of CD and DVD recorders may also be limited due to shortages in components required to manufacture CD and DVD recorders or other supply constraints.

If the installed base of digital still cameras and digital video cameras does not grow as expected, sales of our digital image editing and burning software may decline.

Sales of our digital image editing and burning and related services depend in large part on the continued growth of the installed base of digital still cameras and digital video cameras. While this installed base is expanding, we cannot assure you that this growth will continue as expected. Consumers may reject digital photography or find the new digital still and video cameras too complicated to work or too expensive to purchase. Growth in the installed base of digital still cameras and digital video cameras may also be limited due to shortages in components required to manufacture digital still cameras and digital video cameras or other supply constraints.

If we are unable to compete effectively with existing or new competitors, including if these competitors offer OEMs better terms than we do, we could experience price reductions, fewer customer orders, reduced margins or loss of market share.

We compete in providing solutions for editing, moving, managing and protecting digital content. The markets for providing products and services offering these solutions are highly competitive, and we expect competition to increase in the future. Key competitors for sales of our CD and DVD recording software include Ahead, Applix, BHA, DataBecker, Oak Technology, Prassi, Sonic Solutions, Sonic Foundry and Veritas. Key competitors for our digital photo and video editing software include Microsoft, Adobe, Pinnacle Systems, Ulead and Arcsoft. Microsoft has included system recovery functionality in its Windows XP operating systems. We cannot assure you that this will not have a negative impact on future sales of our GoBack software. Additionally, Microsoft and Apple have included CD recording software and video editing software in their respective operating systems and Apple has included DVD recording software in its operating system.

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

We believe that our CD recording software has been successful in part because consumers want to personalize, store and access digital content. If digital content providers are successful in curbing the use of peer-to-peer file sharing services such as Kazaa and Morpheus, which facilitate the distribution of digital content, and such services are not replaced by legitimate commercial file sharing services, there may be less digital content on the Internet which consumers can obtain. To the extent that less digital content is available on the Internet, demand for our digital content editing and burning products may be harmed.

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

We must integrate our recent acquisition of MGI and we may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to effectively integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results.

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

Completing any potential future acquisitions, and integrating MGI Software or other acquisitions, could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. As of September 30, 2002, we had an aggregate of $7.6 million of identifiable intangible assets related to prior acquisitions remaining to be amortized. The amortization of the remaining identifiable intangible assets will result in additional charges to operations through the quarter ending March 31, 2005. In addition to intangible assets, the Company has approximately $51 million in goodwill as of September 30, 2002. Per Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” the Company will annually evaluate the carrying value of goodwill and will adjust the carrying value if the assets value has been impaired. In addition, the Company will periodically evaluate if there are any events or circumstances that would require an impairment assessment of the carrying value of the goodwill (“trigger event”) between each annual impairment assessment. For the six months ended September 30, 2002, the Company concluded that there had not been any events that would trigger an impairment assessment of its goodwill. The Company will continue to evaluate whether an impairment assessment of the carrying value of goodwill is required up to its next annual impairment assessment at March 31, 2003.

Acquisition-related costs can cause significant fluctuation in our net income.

Our recent acquisitions have resulted in significant expenses, including amortization of purchased software, which is reflected in cost of revenues, as well as charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total acquisition-related costs in the categories identified above were $3.6 million in the first half of fiscal 2003 and $7.3 million in fiscal 2002. Additional acquisitions, and any additional impairment of the value of purchased assets, could have a significant negative impact on future operating results.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. International sales accounted for approximately 32 % of our net revenues for the first half of fiscal 2003 and 29% of our net revenues for the full year ended March 31, 2002. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues. Accordingly, our future revenues could decrease based on a variety of factors, including:

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

Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. For example, MGI Software, which we acquired in January 2002, has been notified by a number of companies that certain of MGI Software’s software products may infringe patents owned by these companies. In addition, MGI Software has been notified by a number of its OEM customers that they have been approached by one of these companies regarding possible patent infringement related to certain MGI Software software products that they bundle with their respective computer products. See Part II, Item 1—Legal Proceedings. Also, digital content providers may claim that our software contributes to copyright infringement. We cannot assure you that third parties will not claim infringement by us with respect to our products and associated technology. Claims of intellectual property infringement might require us to enter into costly royalty or license agreements. In the event that we are unable to obtain royalty or license agreements on terms acceptable to us or if we are subject to significant damages or injunctions against the development and sale of our products, our business would be harmed.

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

We believe our capital requirements will vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in our operating results, financing activities, acquisitions and investments and inventory and receivables management. We believe that our future cash flow from operations, together with our current cash, cash held by our foreign subsidiaries, and cash available to us under our revolving line of credit, will be sufficient to satisfy our working capital, capital expenditure and product development requirements for the foreseeable future. However, we may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in our business. Future equity financings would be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants. We may not be able to obtain financing with favorable interest rates or at all.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2002. All of our cash equivalents are invested in money market funds, which are not included in the table because those funds are not subject to interest rate risk.

	Maturing in		Total	Estimated Fair Value
	Less than One Year	More than One Year
	(Dollars in thousands)
Short-term investments	$6,694	$10,130	$16,824	$16,824
Weighted-average interest rate	3.16%	5.02%

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

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II—OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS.

On February 13, 2001, several former stockholders of Incat Systems Software USA, Inc. filed a lawsuit against Adaptec in the Superior Court of California in the County of Santa Clara. The lawsuit stems from Adaptec’s alleged failure to pay these former stockholders all of the amounts due to them based on an earn-out agreed to in connection with the acquisition of Incat. Roxio has been asked to defend and indemnify Adaptec in this lawsuit pursuant to the terms of an agreement between the two parties. The lawsuit requests a judgment against Adaptec for actual, compensatory and punitive damages, including interest, court costs, each in amounts to be proven. The amount of damages sought by the plaintiffs is approximately $10.8 million. Settlement discussions to date have been not successful. A jury trial regarding this matter will begin in mid-November 2002 and is expected to last up to three weeks, not including any post-judgment appeals by either party. Roxio believes the lawsuit is without merit and intends to vigorously defend its interests; however, jury trials are unpredictable and Roxio cannot assure you that it will obtain a successful verdict.

MGI Software Corp. has been notified by a number of companies that certain of MGI Software’s software products may infringe patents owned by these companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by MGI Software to these entities. In addition, MGI Software has been notified by a number of its OEM customers that they have been approached by one of these companies set forth above regarding possible patent infringement related to certain MGI Software software products that they bundle with their respective computer products. Recently, Roxio settled one of these claims for cash payments totaling approximately $600,000. Roxio estimates that the low end of the range of the cost to settle the remaining claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued as part of the purchase price allocation of MGI Software $2.5 million, which is included in accrued liabilities, related to the settlement of these claims.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2002 Annual Meeting of Stockholders of Roxio, Inc. was held on September 19, 2002. At the meeting, Roxio’s stockholders approved the re-election of Richard J. Boyko and Robert Rodin as directors of Roxio each for the three-year term ending at Roxio’s 2005 Annual Meeting and until their respective successors are elected and qualified. The number of votes cast for Mr. Boyko at the 2002 Annual Meeting was 16,276,837 and the number of votes withheld was 495,822. The number of votes cast for Mr. Rodin at the 2002 Annual Meeting was 16,276,623 and the number of votes withheld was 496,036. There were no other matters submitted to a vote of security holders during the three-month period ended September 30, 2002.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

See attached exhibit list for exhibits filed as part of this quarterly report.

(b)  Reports on Form 8-K

There were no reports on form 8-K filed during the three-month period ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROXIO, INC. (Registrant)

Date: November 13, 2002	By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

	By:	/s/ R. ELLIOT CARPENTER
R. Elliot Carpenter Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Wm. Christopher Gorog, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Roxio, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ WM. CHRISTOPHER GOROG
WM. CHRISTOPHER GOROG Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

I, R. Elliot Carpenter, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Roxio, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ R. ELLIOT CARPENTER
R. ELLIOT CARPENTER Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

ROXIO, INC.
INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	First Amended and Restated Master Separation and Distribution Agreement effective as of February 28, 2001 between Adaptec and the Registrant (1)

2.2	General Assignment and Assumption Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.3	Indemnification and Insurance Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.4	Master Patent Ownership and License Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.5	Master Technology Ownership and License Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.6	Master Confidential Disclosure Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.7	Master Transitional Services Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.8	Employee Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.9	Tax Sharing Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.10	Real Estate Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.11	Manufacturing Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)

2.12	International Transfer of Assets Agreement dated May 5, 2001 between Adaptec Mfg(S) Pte Ltd. and Roxio CI Ltd. (1)

2.13	Letter Agreement dated May 5, 2001 between Adaptec and the Registrant (1)

2.14	Amendment to the Tax Sharing Agreement dated July 19, 2000 between Adaptec and the Registrant (4)

2.15	Combination Agreement between MGI Software Corp. and the Registrant (4)

2.16	Purchase Agreement between Roxio CI Ltd. And MGI, dated January 30, 2002 (5)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (2)

3.3	Amended and Restated Bylaws of the Registrant (6)

4.1	Form of Common Stock certificate of the Registrant (1)

4.2	Warrant to Purchase Common Stock dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)

4.3	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)

4.4
Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (2)

(1)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 7, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 15, 2002.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2002.