Form 10-Q
period 2002-12-31
ROXIO INC
filed 2003-02-14
CIK 1122787

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), Yes ☒    No ☐ and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 11, 2003, there were 19,422,039 shares of the Registrant’s Common Stock outstanding, par value $0.001.

ROXIO, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ROXIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2002	March 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,640	$47,280
Short-term investments	15,966	4,700
Accounts receivable, net of allowance for doubtful accounts of
$1,255 at December 31, 2002 and $775 at March 31, 2002	13,369	24,260
Inventories	283	363
Prepaid expenses and other current assets	3,468	3,409
Income taxes receivable	3,197	2,378
Deferred income taxes	3,895	3,880

Total current assets	65,818	86,270
Long-term investment	3,000	—
Property and equipment, net	9,302	7,122
Goodwill, net	55,247	51,447
Other intangibles assets, net	12,026	11,248
Other assets	674	545

Total assets	$146,067	$156,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,895	$9,563
Accrued liabilities	16,125	21,972
Current portion of long-term debt	585	526

Total current liabilities	26,605	32,061
Long term liabilities:
Long term debt	5,585	921
Deferred income taxes	1,135	1,922

Total liabilities	33,325	34,904

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000 shares;
Issued and outstanding: none at December 31, 2002 and March 31, 2002	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares;
Issued and outstanding: 19,422 shares at December 31, 2002 and
19,474 shares at March 31, 2002	19	20
Additional paid-in capital	127,815	129,804
Deferred stock-based compensation	(3,858)	(7,487)
Accumulated deficit	(12,999)	(731)
Accumulated other comprehensive income	1,765	122

Total stockholders’ equity	112,742	121,728

Total liabilities and stockholders’ equity	$146,067	$156,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net revenues	$26,430	$36,164	$86,652	$103,627
Cost of revenues (excluding stock-based compensation charges of $13, $14, $39 and $89, respectively)	7,529	8,168	22,887	21,070

Gross profit	18,901	27,996	63,765	82,557

Operating expenses:
Research and development (excluding stock-based compensation charges of $191, $208 $573 and $1,307, respectively)	5,067	4,763	15,737	15,958
Sales and marketing (excluding stock-based compensation charges of $172, $807, ($14) and $2,964, respectively)	10,113	13,510	32,271	35,149
General and administrative (excluding stock-based compensation charges of $283, $309, $849 and $2,024, respectively)	9,438	4,681	21,213	13,149
Amortization of intangible assets	1,428	1,433	4,764	4,297
Stock-based compensation charges	659	1,338	1,447	6,384

Total operating expenses	26,705	25,725	75,432	74,937

Income (loss) from operations	(7,804)	2,271	(11,667)	7,620
Other income, net	150	278	565	993

Income (loss) before provision for income taxes	(7,654)	2,549	(11,102)	8,613
Provision for income taxes	(1,546)	(1,910)	(1,166)	(6,604)

Net income (loss)	$(9,200)	$639	$(12,268)	$2,009

Net income (loss) per share:
Basic	$(0.47)	$0.04	$(0.63)	$0.12

Diluted	$(0.47)	$0.04	$(0.63)	$0.12

Weighted average shares used in computing net income (loss) per share
Basic	19,422	16,883	19,470	16,766

Diluted	19,422	17,591	19,470	16,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(12,268)	$2,009
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,170	5,121
Stock-based compensation charges	1,447	6,384
Provision for doubtful accounts	423	790
Deferred income taxes	(802)	(1,193)
Change in assets and liabilities:
Accounts receivable	7,505	14,110
Inventories	134	1,006
Prepaid expenses and other assets	357	(1,708)
Accounts payable	1,530	(4,974)
Income taxes receivable	(738)	3,677
Accrued liabilities	(7,783)	5,297

Net cash provided by (used in) operating activities	(3,025)	30,519

Cash flows from investing activities:
Purchases of property and equipment	(3,790)	(866)
Proceeds from sale of property and equipment	7	—
Purchases of other intangible assets	(5,667)	(95)
Purchases of short-term investments	(25,158)	—
Proceeds from sale of short-term investments	10,694	—
Maturities of short-term investments	3,285	—
Investment in non-consolidated company	(3,000)	—

Net cash used in investing activities	(23,629)	(961)

Cash flows from financing activities:
Net cash transfers from Adaptec	—	27,446
Principal payment of capital lease obligation	(411)	(30)
Proceeds from issuance of common stock to strategic partner	—	2,000
Proceeds from issuance of common stock under employee stock plans	928	1,697
Repurchase of common stock	(1,065)	—
Proceeds from line of credit	5,000	—

Net cash provided by financing activities	4,452	31,113

Effect of exchange rates on cash	562	(78)
Change in cash and cash equivalents	(21,640)	60,593
Cash and cash equivalents at beginning of period	47,280	—

Cash and cash equivalents at end of period	$25,640	$60,593

Supplemental cash flow information:
Cash paid for interest	$88	$8

Cash paid for income taxes	$1,543	$2,440

Non-cash activities:
Transfer of other assets from Adaptec upon legal separation	$—	$4,608

Adjustment to the purchase price allocation of MGI Software Corp	$3,802	$—

Deferred stock compensation	$—	$12,880

Issuance and remeasurement of warrant for services	$(705)	$1,089

Issuance of warrant in asset purchase	$329	$—

Assets acquired under capital leases	$134	$1,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) NOTE 1—BASIS OF PRESENTATION

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

On January 31, 2002, Roxio acquired MGI Software Corp. (“MGI Software”), a developer of Internet imaging products and digital video and photography solutions, for approximately $34.2 million primarily through the issuance of 2.2 million shares in Roxio’s common stock. The acquisition was accounted for using the purchase method. The results of MGI Software have been included in the consolidated results of Roxio from January 31, 2002. The following unaudited pro forma information reflects the results of operations for the nine-month period ended December 31, 2001, as if the acquisition of MGI Software had occurred on April 1, 2001 (the beginning of Roxio’s 2002 fiscal year) by including the results of MGI Software for the period from February 1, 2001 to October 31, 2001.

Pro Forma For the Nine Months Ended December 31, 2001
Net revenues	$117,017
Net loss	$(24,923)
Basic and diluted net loss per share	$(1.31)
Weighted average shares used in computing net loss per share	18,970

NOTE 2—BALANCE SHEET DETAIL

	December 31, 2002	March 31, 2002
	(in thousands)
Accrued liabilities:
Accrued compensation and related expenses	$3,778	$9,372
Accrued litigation	2,665	3,141
Accrued technical support	1,837	1,818
Accrued marketing development funds	2,331	800
Accrued royalties	1,419	1,506
Accrued restructuring and acquisition costs	—	1,272
Other	4,095	4,063

	$16,125	$21,972

NOTE 3—LONG-TERM INVESTMENTS

In August 2002, Roxio made a strategic investment of $3.0 million in YesVideo, a company specializing primarily in video-to-DVD conversion services. Since Roxio owns less than 19.9% of YesVideo, does not have significant influence over YesVideo’s operating and financial policies, and is not represented at YesVideo’s board of directors, the investment is accounted for using the cost method of accounting.

NOTE 4—OTHER INTANGIBLE ASSETS AND GOODWILL

The gross carrying amounts and accumulated amortization of intangible assets are as follows:

	December 31, 2002		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Identifiable intangible assets:
Patents	$5,627	$4,919	$5,260	$3,594
Covenant not to compete	6,010	5,899	6,010	5,124
Purchased technology	10,290	5,452	10,290	3,393
OEM relationships	1,186	1,186	1,186	1,087
Trademark	7,612	1,753	1,984	1,259
Capitalized website development costs	1,823	1,313	1,823	848

	$32,548	$20,522	$26,553	$15,305

Net book value		$12,026		$11,248

In November 2002, Roxio acquired certain assets of Napster, Inc. (“Napster”), an online music file-sharing service, for $5.3 million in cash and 100,000 warrants to purchase Roxio’s common stock. Roxio has accounted for the transaction as a purchase of assets. The purchase price, including the fair value of the warrants and certain acquisition expenses, was allocated to the acquired assets based on their fair market value as determined by management with the input of an independent valuation. $5.6 million has been recorded as trademark, $367,000 has been recorded as patents and $110,000 has been recorded as fixed assets.

The fair value of $329,000 for the warrants was determined using the Black-Scholes option pricing model, with the following assumptions: expected life of three years, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 63%. The strike price for the warrants is $3.12 per warrant and the fair market value of Roxio’s common stock was $5.37 on the date the transaction was completed.

Amortization of capitalized website development costs of $334,000 in the first nine months of fiscal 2003 and $445,000 in fiscal 2002 was included in sales and marketing expense, and $131,000 and $174,000 was included in general and administrative expense in the same periods, respectively.

The estimated future amortization expense for intangible assets is as follows:

Year Ending March 31,	(in thousands)
2003 (three months)	$1,790
2004	$4,865
2005	$4,051
2006	$1,320

Roxio has recorded approximately $55 million in goodwill as of December 31, 2002. During the third quarter of fiscal 2003, Roxio increased goodwill by $3.8 million in connection with the acquisition of MGI Software as it finalized certain estimates made by management at the acquisition date. The adjustment primarily reflects the finalization of costs for the discontinuing MGI Software’s branded products and finalization of certain costs associated with the expenses incurred by the predecessor company.

In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets,” Roxio will annually evaluate the carrying value of goodwill and will adjust the carrying value if the asset’s value has been impaired. In addition, Roxio will periodically evaluate if there are any events or circumstances that would require an impairment assessment of the carrying value of the goodwill (“trigger event”) between each annual impairment assessment. For the nine months ended December 31, 2002, Roxio concluded that there had not been any events that would trigger an impairment assessment of its goodwill. Roxio will complete its next annual impairment assessment of the carrying value of goodwill at March 31, 2003.

NOTE 5—RESTRUCTURING

In connection with its acquisition of MGI Software in January 2002, Roxio recorded restructuring costs of $635,000 in the fourth quarter of fiscal 2002. This amount was included in current liabilities in the preliminary purchase price allocation. Approximately $532,000 of the total charge was related to severance payments to a total of 31 MGI Software employees whose positions were eliminated as a result of the acquisition. At December 31, 2002, 30 employees had been terminated. One individual will remain as an employee. There is no remaining accrual balance as of December 31, 2002. The remainder of the total fiscal 2002 restructuring charge was related to costs to terminate contracts that became redundant after the acquisition, all of which were paid in the fourth quarter of fiscal 2002.

The following table sets forth the restructuring activity through the third quarter of fiscal 2003:

	Restructuring Accrual at January 31, 2002	Adjustment to Restructuring Accrual	Accumulated Cash Paid	Balance at December 31, 2002
	(in thousands)
Employee severance costs	$532	$366	$898	$—
Contract termination costs	103	—	103	—

	$635	$366	$1,001	$—

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2002	March 31, 2002
	(in thousands)
Revolving credit agreement	$5,000	$—
Obligations under capital leases with interest rates ranging from 4.83% to 7.92%	585	921

	$5,585	$921

In January 2002, Roxio entered into an agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum and expires in January 2005. The line of credit contains certain covenants that require Roxio to maintain certain financial ratios. The covenants require (i) quick ratio of cash and accounts receivable to current liabilities of at least 1.50 to 1.00 at the end of each fiscal quarter throughout the term of the agreement, (ii) ratio of total liabilities to effective tangible net worth of not greater than 1.25 to 1.00 at the end of each fiscal quarter throughout the term of the agreement. As of December 31, 2002, Roxio is in compliance with all such covenants.

NOTE 7—REVENUE RECOGNITION

Roxio recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” and American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition.” Roxio sells the majority of its products through original equipment manufacturers (“OEMs”), through distributors and direct to end users. For software product sales to OEMs, revenues are recognized based on reported product shipments from OEMs to their customers provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is reasonably assured.

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

NOTE 8—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of warrants issued in connection with strategic relationship agreements and common stock issuable upon exercise of stock options, computed using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)		(in thousands)

Basic net income (loss) per share—weighted-average number of common shares outstanding	19,422	16,883	19,470	16,766
Effect of dilutive common equivalent shares:
Stock options outstanding	—	660	—	138
Warrant issued in connection with strategic relationship	—	48	—	41

Diluted net income (loss) per share—weighted-average number of common shares outstanding	19,422	17,591	19,470	16,945

Options and warrants excluded from the calculation because their effect would have been anti-dilutive totaled 6.5 million and 5.8 million for the third quarter and first nine months of fiscal 2003, respectively, and 1.15 million and 1.3 million for the third quarter and first nine months of fiscal 2002, respectively.

NOTE 9—OTHER COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income (loss) to reflect changes in equity that result from transactions and economic events from non-owner sources. Other comprehensive income (loss) for the periods presented represents foreign currency translation items associated with Roxio’s operations in Japan, Germany, the Netherlands and Canada, and, effective the first quarter of fiscal 2003, unrealized gains on marketable securities. No tax effect has been provided on the foreign currency translation items for any period shown, as the undistributed earnings of Roxio’s foreign investments will continue to be reinvested. The tax effect of the unrealized gain on marketable securities was immaterial for the third quarter and first nine months of fiscal 2003.

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Net income (loss)	$(9,200)	$639	$(12,268)	$2,009
Cumulative translation adjustment	488	(221)	1,556	(403)
Net unrealized gain on marketable securities	(21)	—	87	—

Total comprehensive income (loss)	$(8,733)	$418	$(10,625)	$1,606

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31, 2002	March 31, 2002
	(in thousands)
Cumulative translation adjustment	$1,678	$122
Net unrealized gain on marketable securities	87	—

Total comprehensive income	$1,765	$122

NOTE 10—SEGMENTS, GEOGRAPHIC INFORMATION AND CONCENTRATIONS

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

Geographic information

The following table presents net revenues by country, based on location of the selling entity:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
United States	$15,636	$27,729	$56,623	$80,225
The Netherlands	9,793	8,382	23,835	16,584
Canada	1,001	—	6,194	—
Japan	—	—	—	2,813
Singapore	—	—	—	2,084
Germany	—	53	—	1,921

	$26,430	$36,164	$86,652	$103,627

Prior to separation from Adaptec, the former parent company of Roxio prior to May 2001, Roxio’s international distribution was located primarily in Singapore and Japan. Subsequent to separation, Roxio’s international distribution is located in The Netherlands. MGI Software’s OEM revenues are attributed to Canada.

The following table presents long-lived assets by country based on the location of the assets:

	December 31, 2002	March 31, 2002
	(in thousands)
United States	$68,170	$56,068
Canada	5,863	7,889
Germany	5,488	6,023
Other countries	728	382

	$80,249	$70,362

The following individual customers accounted for a significant portion of our net revenues:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Customer A	22%	32%	23%	30%
Customer B	12%	—	15%	—
Customer C	12%	*	11%	*

The following individual customers accounted for a significant portion of our gross accounts receivable:

	December 31, 2002	March 31, 2002
Customer A	21%	35%
Customer B	14%	—
Customer C	10%	*
Customer D	10%	*

*	Less than 10%.

NOTE 11—LITIGATION

On February 13, 2001, several former stockholders of Incat Systems Software USA, Inc. (“Incat”) filed a lawsuit against Adaptec Inc. (“Adaptec”) in the Superior Court of California in the County of Santa Clara. The lawsuit stems from Adaptec’s alleged failure to pay these former stockholders all of the amounts due to them based on an earn-out agreed to in connection with the acquisition of Incat. Roxio indemnified Adaptec in this lawsuit pursuant to the terms of an agreement between the two parties. Roxio and the plaintiffs settled the lawsuit on November 13, 2002 pursuant to a judicially supervised settlement for $3.0 million. This cost has been charged to general and administrative expense in the third quarter ended December 31, 2002.

Roxio and MGI Software have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective OEM customers that the OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Recently, Roxio settled one of these claims for cash payments totaling approximately $600,000. Roxio estimates that the low end of the range of the cost to settle the remaining MGI Software related-claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued $2.5 million as part of the purchase price allocation of MGI Software, which is included in accrued liabilities, related to the settlement of these claims.

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

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Roxio believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. Roxio believes that the adoption of this standard will have no material impact on its financial statements.

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

Overview

We are a leading publisher of digital media software that enables consumers to create, manage, customize, share and archive their growing collection of rich digital media such as digital music, video and photographs. We provide software that enables individuals to record digital content onto CDs and DVDs and we offer a complete line of photo and video editing software products. We also provide, with certain products, complementary third-party services including the ability to order on-line commercial music, spoken word literature, photographic prints and video tape-to-DVD conversions. We are also a leading publisher of system recovery software designed to protect customers from system crashes, virus damage, failed software installations and user error.

Incorporation and Separation from Adaptec

We were incorporated in August 2000 as a wholly-owned subsidiary of Adaptec, Inc. (“Adaptec”) to conduct substantially all of the business of its software products group. Upon legal separation from Adaptec in May 2001, Adaptec transferred to Roxio, Inc. (“Roxio”) substantially all of the assets and liabilities that appeared on Roxio’s consolidated balance sheet.

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

During fiscal 2002, we negotiated new or revised agreements with various third parties as a separate, stand-alone entity. As part of Adaptec, we benefited from various economies of scale including shared global administrative functions, facilities and product distribution. Our costs have increased as a result of our becoming a separate, stand-alone entity.

Our Business

We sell our products primarily through distributors and to original equipment manufacturers (“OEMs”). Distributors resell deluxe versions of our products to retailers of computer software products. Sales to distributors and direct sales to end users through our web site and toll-free number collectively represented 72% and 71% of our net revenues for the third quarter and first nine months of fiscal 2003, respectively, compared to 63% and 57% for the comparable periods in the prior year. The number of units sold to our distributors and end users represented approximately 18% and 14% of the total number of units sold in the third quarter and first nine months of fiscal 2003, respectively, compared to 14% and 8% for the comparable periods in the prior year. We expect that sales to distributors and direct sales to end users will continue to increase as a percentage of our total sales.

We also sell our software products to OEMs such as PC manufacturers and CD and DVD recordable drive manufacturers and integrators. Generally, OEMs bundle a standard version of our software together with their products pursuant to licensing agreements with us. Sales to OEMs represented 28% and 29% of our net revenues for the third quarter and first nine months of fiscal 2003, respectively, compared to 37% and 43% for the third quarter and first nine months of fiscal 2002. In the future, we anticipate that CD-recording technology revenues from our standard products to OEMs will continue to decline as a percentage of total net revenues as a result of increased cost pressure with our customers and competition in the maturing CD-recording technology. We believe that these declines will be partially offset by increases from our new DVD technologies or from imaging and digital video-editing technologies licensed to OEMs.

International sales, defined as sales from our international subsidiaries, accounted for approximately 41% and 35% of our net revenues for the third quarter and first nine months of fiscal 2003, respectively, compared to 23% and 23% for the comparable periods in the prior year.

One customer accounted for 22% and 23% of net revenues in the third quarter and first nine months of fiscal 2003, respectively, compared to 32% and 30% in the comparable periods in the prior year. A second customer represented 12% and 15% of net revenues in the third quarter and first nine months of fiscal 2003, respectively, and no revenues in the comparable periods in the prior year. A third customer constituted 12% and 11% of net revenues in the third quarter and first nine months of fiscal 2003, respectively, compared to 8% and 9% in the comparable periods in the prior year.

In January 2002, we acquired MGI Software Corp. (“MGI Software”), a Canadian company that develops and markets imaging and digital video-editing products. This acquisition was accounted for as a purchase and MGI Software’s results of operations are included in our financial statements from its date of acquisition. Amounts related to identifiable intangible assets resulting from the acquisition are being amortized over their estimated useful lives of three years. Goodwill is not amortized but will be reviewed for impairment at least annually. In addition, we periodically review the unamortized balance of other intangible assets to determine if the amounts are realizable and may in the future make adjustments to the carrying balance or amortization period based upon these reviews.

Roxio 2000 Stock Option Plan

On December 20, 2000, a commitment was made to issue to employees of Adaptec, who subsequently became employees of Roxio at the date of legal separation, options to purchase 1.15 million shares of Roxio common stock with an exercise price of $8.50 per share. Between December 20, 2000 and March 31, 2001, options to purchase an additional 160,000 shares of common stock at $8.50 per share were committed to be issued. Due to the binding nature of the commitment, the date of the commitment to grant the options was assumed to be the date of grant. The options vested 25% on the one-year anniversary of the later of September 21, 2000 or the applicable employee’s hire date and 6.25% per quarter thereafter. Because the grants of Roxio options constituted grants to non-employees, the options were valued using the Black-Scholes valuation model with the following assumptions: expected life of 10 years, risk-free interest rate of 5%, volatility of 63% and dividend yield of 0%. In addition, because the number of options that would ultimately be granted was unknown at the commitment date, a measurement date for these options was not able to be established. These options were therefore subject to variable plan accounting treatment, resulting in a re-measurement of the compensation expense at March 31, 2001 and at the date of legal separation based on the then current market value of the underlying common stock. Compensation was recognized under the model prescribed in FASB Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plan.” Amortization of the compensation of approximately $877,000 for the quarter ended June 30, 2001 related to the period before legal separation was recorded and was included in stock-based compensation charges in the condensed consolidated statement of operations for the quarter ended June 30, 2001.

The measurement date was established on the date of legal separation at which time certain employees of Adaptec became employees of Roxio and options to purchase an aggregate of 1.5 million shares of Roxio common stock were granted to these employees under the Roxio 2000 Stock Option Plan. Pursuant to FIN No. 44, at the date of change in status from non-employees to employees, the accounting basis for the options changed and the compensation associated with these options was re-measured and fixed using the intrinsic value at that date as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” The remeasurement resulted in the recording of deferred stock compensation of approximately $5.2 million, which is being amortized using the straight-line method over the vesting periods of the respective options.

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

Approximately $659,000 and $2.0 million of amortization expense related to the 2000 Stock Plan was recorded and was included in stock-based compensation charges in the condensed consolidated statements of operations in the third quarter and first nine months of fiscal 2003, compared to $718,000 and $3.8 million in the comparable periods in the prior year.

Issuance of Common Stock and Warrant

On May 17, 2001, we entered into a strategic relationship with Virgin Holding Inc. (“Virgin”), an indirect subsidiary of EMI Group plc, to, among other things, develop technology solutions relating to CD recording technology. As part of the agreement, Virgin provided strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 shares of Roxio’s common stock at a price of $8.50 per share. In the first quarter of fiscal 2002, approximately $1.1 million in deferred stock-based compensation was recorded for the common stock issued. No amortization expense related to the common stock was recorded in the third quarter ended December 31, 2002, and amortization expense of approximately $175,000 was included in stock-based compensation charges in the condensed consolidated statement of operations in the first nine months of fiscal 2003. Amortization expense of approximately $257,000 and $704,000 related to the common stock was included in stock-based compensation charges in the condensed consolidated statement of operations in the third quarter and first nine months of fiscal 2002. Virgin also received a warrant to purchase 117,647 shares of Roxio’s common stock at a price equal to $8.50 per share. The warrant became exercisable by 25% each quarter following the initial agreement, and the final portion of the warrant vested on May 17, 2002. The warrant expires on May 17, 2004.

On November 15, 2002, Roxio entered into an agreement to acquire certain assets of Napster, Inc. (“Napster”). As part of the agreement, Napster received a warrant to purchase 100,000 shares of Roxio’s common stock at a price equal to $3.124 per share. The warrant is exercisable, in whole or part, at any time from the grant date. The warrant expires on November 27, 2005.

Compensation expense of $329,000 related to the warrants was recorded in the third quarter ended December 31, 2002, and a reversal of stock-based compensation charges of approximately $376,000, which resulted from the decrease in Roxio’s stock price, was recorded and was included in the condensed consolidated statement of operations in the first nine months of fiscal 2003. Amortization expense of approximately $364,000 and $1.1 million was recorded and was included in the condensed consolidated statement of operations in the third quarter and first nine months of fiscal 2002.

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

Net revenues decreased 27% to $26.4 million in the third quarter of fiscal 2003 from $36.2 million for the comparable quarter in the prior year. The decrease in net revenues resulted from a decrease in OEM revenues of $6 million, reflecting lower per unit royalty rates, and a decrease in deluxe product revenues of $3.7 million due to the global economic slump and the planned launch of Easy CD Creator 6.0 in February 2003. Net revenues decreased 16% to $86.7 million in the first nine months of fiscal 2003 from $103.6 million for the comparable period in the prior year. This decrease resulted primarily from a decrease in OEM revenues of $19.1 million, reflecting lower per unit royalty rates, and an increase in deluxe product revenues of $2.1 million. Products acquired through the acquisition of MGI Software contributed approximately $2.3 million and $10.0 million toward our total distributor and direct revenues for the third quarter and first nine months of fiscal 2003, respectively, and approximately $1.2 million and $4.0 million toward our total OEM revenues for the same periods of fiscal 2003.

We are continuing to experience downward pricing pressure on the per unit royalty rates we receive from our OEMs due to continued pressure on our partners’ margins as well as increased competition. OEM revenues accounted for $7.5 million or 28%, and $25.3 million or 29%, of net revenues for the third quarter and first nine months of fiscal 2003, respectively, compared to $13.5 million or 37%, and $44.4 million or 43% for comparable periods in the prior year.

Revenues of deluxe products through the combination of distributors and direct sales accounted for a larger portion of our total revenues than in prior periods. These sales accounted for $19.0 million or 72%, and $61.4 million or 71%, of net revenues for the third quarter and first nine months of fiscal 2003, respectively, compared to $22.7 million or 63%, and $59.3 million or 57% for the comparable periods in the prior year.

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

Gross margin was 72% and 74% of net revenues for the third quarter and first nine months of fiscal 2003, respectively, compared to 77% and 80% for the comparable periods of fiscal 2002. The decrease in the margin from year to year was primarily a result of the change in sales mix, where licensing of our standard products to OEMs contributed a lower percentage of sales and distributor sales of our deluxe products a higher percentage in the first nine months of fiscal 2003 as compared to the same period of fiscal 2002. As the mix continues to shift towards higher sales of our deluxe products, we expect our gross margins will decline.

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

Research and Development. Research and development expenses increased 6% to $5.1 million for the third quarter of fiscal 2003 from $4.8 million for the comparable quarter in the prior year. The increase was due to an increase in payroll and related costs of $482,000 attributable to the acquisition of MGI Software, an increase in rental expense and related expenses of $524,000, partially offset by reductions in bonus expense of $373,000 and in outside services and various other expenses of $329,000. Research and development expenses decreased 1% to $15.8 million in the first nine months of fiscal 2003 from $16.0 million for the comparable period in fiscal 2002. This decrease was due to a reduction in bonus expense of $2.3 million, a reduction in outside services of $877,000, and a reduction in various other expenses of $673,000, offset by an increase in payroll and related costs of $2.0 million attributable to the acquisition of MGI Software, and an increase in rental and related expenses of $1.6 million. As a percentage of net revenues, research and development expenses were 19% and 18% for the third quarter and first nine months of fiscal 2003, respectively, compared to 13% and 15% for the comparable periods in the prior year. Total research and development headcount increased from 94 at December 31, 2001 to 186 at December 31, 2002.

Sales and Marketing. Sales and marketing expenses decreased 25% to $10.1 million for the third quarter of fiscal 2003 from $13.5 million for the comparable quarter in the prior year. The decrease was primarily due to a decrease in advertising expense of $3.4 million in the third quarter of fiscal 2003. Sales and marketing expenses decreased 8% to $32.3 million in the first nine months of fiscal 2003 from $35.1 million for the comparable period in fiscal 2002. This decrease was due to a reduction in advertising expense of $5.1 million, a reduction in bonus expense of $1.0 million, and a reduction in various other expenses of $728,000, partially offset by an increase in payroll and related costs of $2.6 million and an increase of $1.4 million in rental and related expenses attributable to the acquisition of MGI Software. As a percentage of net revenues, sales and marketing expenses were 38% and 37% in the third quarter and first nine months of fiscal 2003, respectively, compared to 37% and 34% for the comparable periods of fiscal 2002. Sales and marketing headcount increased from 80 at December 31, 2001 to 99 at December 31, 2002.

General and Administrative. General and administrative expenses increased 102% to $9.4 million for the third quarter of fiscal 2003 from $4.7 million for the comparable quarter in the prior year. This increase resulted primarily from a $3.0 million settlement of a lawsuit by certain former shareholders of Incat Systems and $1.1 million of related legal expenses. Also contributing to the increase in general and administrative expenses in the third quarter of fiscal 2003 were an increase in payroll and related costs of $386,000 attributable the acquisition of MGI Software and an increase in various other expenses of $300,000. General and administrative expenses increased 61% to $21.2 million in the first nine months of fiscal 2003 from $13.1 million for the comparable period in fiscal 2002. This increase resulted primarily from a $3.0 million of settlement of a lawsuit by certain former shareholders of Incat Systems and $1.8 million of related legal expenses. Also contributing to the increase in general and administrative expenses in the first nine months of fiscal 2003 were an increase of $2.2 million in payroll and related costs attributable the acquisition of MGI Software, an increase in rental and related expenses of $1.5 million, and an increase in various other expenses of $1.1 million, partially offset by a decrease in bonus expense of $1.5 million. As a percentage of net revenues, general and administrative expenses were 36% and 24% for the third quarter and first nine months of fiscal 2003, respectively, compared to 13% for the comparable periods of fiscal 2002. General and administrative headcount increased from 50 at December 31, 2001 to 69 at December 31, 2002.

Amortization of Intangible Assets. Amortization of intangible assets were $1.4 million in the quarters ended December 31, 2002 and 2001. Amortization expense of other intangible assets was reduced by the cessation of amortization expenses related to CeQuadrat’s intangible assets in the second quarter of fiscal 2003 as these intangible assets are now fully amortized. This reduction was offset by additional amortization expense of $798,000 related to the intangible assets recorded in connection with our acquisition of MGI Software in January 2002 and Napster in December 2002. Amortization of other intangible assets increased 11% to $4.8 million in the first nine months of fiscal 2003 from $4.3 million for the comparable period in the prior year. This increase was primarily due to additional amortization expense of $2.1 million related to the intangible assets recorded in connection with our acquisition of MGI Software in January 2002 and Napster in December 2002, partially offset by the cessation of amortization expenses related to CeQuadrat’s intangible assets in the second quarter of fiscal 2003.

Stock-Based Compensation Charges. Stock-based compensation charges relate to the amortization of costs associated with the stock and warrant issued to Virgin, stock options issued to employees and the commitment of Roxio stock options to Adaptec employees who became Roxio employees. Stock-based compensation charges were $659,000 and $1.4 million for the third quarter and first nine months of fiscal 2003, respectively, compared to $1.3 million and $6.4 million for the comparable periods in the prior year. This decrease was primarily due to higher amortization expense in the third quarter and first nine months of fiscal 2002 related to options issued with shorter vesting periods, and the remeasurement of the warrant issued to Virgin to reflect our lower stock price in the first quarter of fiscal 2003.

Other Income, Net

Other income, net, primarily consisted of interest income of $194,000 on our cash equivalents and short-term investments.

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

Our effective income tax rate for the first nine months of fiscal 2003 was 11% compared to 77% for the first nine months of fiscal 2002 and 74% for the full fiscal year 2002. In the first nine months of fiscal 2003, our effective tax rate varied from the Federal statutory rate of 35% primarily due to the geographic mix of our worldwide revenue, earnings, operating losses and stock based compensation. In the first nine months of fiscal 2002 and year ended March 31, 2002, our effective tax rate varied from the statutory rate primarily due to stock-based compensation. We are subject to tax in jurisdictions in which we operate around the world. Our future effective tax rate will be impacted by our organizational structure and the geographic distribution of our worldwide revenue and profitability. As a result of these factors, our effective tax rate may vary in the future.

Liquidity and Capital Resources

As of December 31, 2002, our principal source of liquidity was our cash, cash equivalents and short-term investments totaling $41.6 million. Our working capital was $39.2 million at December 31, 2002 and $54.2 million at March 31, 2002.

During the nine months ended December 31, 2002, our net cash outflow from operations was $3.0 million compared to the same period in the prior year when we generated approximately $30.5 million in cash flows from operations. Net cash used in operating activities in the first nine months of fiscal 2003 primarily reflected a net loss of $12.3 million and an increase in net operating assets of $1.0 million, partially offset by non-cash charges for depreciation and amortization of $7.2 million and stock-based compensation of $1.4 million. The net increase in operating assets was primarily due to a decrease in accrued liabilities, partially offset by a decrease in accounts receivable and an increase in income tax receivable and accounts payable. Accrued liabilities decreased $7.8 million during the first nine months of fiscal 2003, primarily due to the payments during the first nine months of fiscal 2003 of fiscal 2002-related incentive compensation costs that were accrued as of March 31, 2002, and of various payments related to other accrued liabilities accounts. Income taxes receivable increased $738,000 during the first nine months of fiscal 2003. This increase was due primarily to tax prepayments of $1.5 million, foreign tax withholding of $500,000, and related tax expense of approximately $1.3 million. Accounts receivable decreased $7.5 million during the first nine months of fiscal 2003, driven primarily by an increase of $3.8 million related to the allowance for anticipated returns for Easy CD Creator 5.0. Also contributing to this decrease was an 18% decrease in net revenues for the first nine months of fiscal 2003, compared to the nine-month period ended March 31, 2002. The days’ sales outstanding (“DSO”) in accounts receivable (DSO) was approximately 53 days at December 31, 2002, compared to approximately 51 days at March 31, 2002.

Cash flows from operations of $30.5 million in the first nine months of fiscal 2002 primarily reflected net income of $2.0 million, non-cash charges for depreciation and amortization of $5.1 million and stock-based compensation of $6.4 million, and a decrease in net operating assets of $17.4 million. Major components of the $17.4 million decrease in net operating assets were a decrease in net accounts receivable of $14.1 million, a decrease in accounts payable of $5.0 million, a decrease in income taxes receivable of $3.7 million and an increase in accrued liabilities of $5.3 million.

Net cash used in investing activities for the first nine months of fiscal 2003 consisted of purchases of short-term investments of $25.2 million, sales of short-term investments of $10.7 million, investment in nonconsolidated investments of $3.0 million, purchases of capital equipment of $3.8 million, and purchases of other intangible assets of $5.7 million. During the first nine months of fiscal 2002, we purchased $866,000 of capital equipment and $95,000 of other intangible assets.

Net cash provided by financing activities for the nine months of fiscal 2003 was approximately $4.5 million, representing $5.0 million of cash borrowed through our line of credit, $928,000 million received from the exercise of stock options, $1.1 million of cash disbursed for the repurchase of common stock, and $411,000 of principal cash payments made on our capital lease obligations. For the first nine months of fiscal 2002, net cash provided by financing activities was $31.1 million, consisting of net cash transfers from Adaptec totaling $27.4 million, the issuance of common stock to a strategic partner for $2.0 million and cash generated from the issuance of stock options of $1.7 million.

On May 5, 2001, the date of legal separation, Adaptec contributed $33.2 million in cash to us. The contribution was non-reciprocal and we will not repay any of this amount. We believe that our existing cash, cash equivalents and short-term investment balances, including the cash received from this contribution upon legal separation, together with cash flows from future operating results and access to funds under our revolving line of credit, will provide sufficient capital to fund our operations for at least the next 12 months. However, any material acquisition of complementary businesses, products or technologies or material joint venture could require us to obtain additional equity or debt financing. We cannot assure you that such additional financing would be available on acceptable terms, if at all. If additional funds are raised through the issuance of equity securities, dilution to existing stockholders may result. If sufficient funds are not available, we may not be able to introduce new products or compete effectively in any of our markets, either of which could materially harm our business, financial condition and results of operations.

In January 2002, we entered into an agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of our assets. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum and expires in January 2005. The line of credit contains certain covenants that require us to maintain certain financial ratios, and as of December 31, 2002, we are in compliance with all such covenants. There was $5.0 million outstanding under the line of credit during the first nine months of fiscal 2003.

In August 2002, we announced that our Board of Directors had approved a stock repurchase program for up to 10% of our common stock. The repurchase program does not require Roxio to acquire any specific number of shares and may be terminated at any time. During the quarter ended September 30, 2002, we repurchased 245,000 shares of our common stock for an aggregate purchase price of $1.1 million pursuant to this program. No shares were repurchased during the third quarter of fiscal 2003.

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

We have never held derivative financial instruments. We have available to us a $15 million revolving line of credit that may have a variable interest rate. Currently there is $5.0 million outstanding under the line of credit that bears interest at either a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime rate plus 0.5% per annum and expires in January 2005. We do not currently hold any other variable interest rate debt. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold derivative financial instruments in the future.

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

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends, and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of new product introductions and our ability to transition between product versions;

•	product returns upon the introduction of new product versions and pricing adjustments for our distributors;

•	seasonal fluctuations in sales;

•	anticipated declines in selling prices of our products to original equipment manufacturers and potential declines in selling prices to other parties as a result of competitive pressures;

•	changes in the mix of our revenues represented by our various products and customers;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as PC, drive or digital still or video camera manufacturing, on which we are particularly dependent;

•	foreign currency exchange rate fluctuations;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses;

•	expenses incurred in connection with the development of an online music distribution service;

•	changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products, due to lifecycles of our customers’ products ending earlier than expected or due to market acceptance of our customers’ products; and

•	timely and accurate reporting to us by our original equipment manufacturer customers of units shipped.

Our CD/DVD recording software accounts for the majority of our revenues. If demand for this software falls, our sales could be significantly reduced and our operating results may suffer.

Historically, the majority of our operating revenues have come from sales of our CD/DVD recording software. Any factors adversely affecting the pricing of, or, demand for or market acceptance of our recording software products, such as competition or technological change, would materially adversely affect our business and operating results. In particular, sales of our Easy CD Creator software account for a majority of our revenues. We expect that this product will continue to account for a significant portion of our software license revenues for the foreseeable future. Our future operating results depend on the continued market acceptance of our CD/DVD recording software, including future enhancements. Competition, technological change or other factors could decrease demand for these products or make these products obsolete.

If new technologies or formats replace the CD and DVD as the preferred method of consumers to store digital content, such as portable MP3 players or removable storage devices, sales of our current recording software products could be seriously harmed. Additionally, if new consumer appliance technologies replace the PC as the preferred means of personalizing and managing digital content, our business could be seriously harmed.

If we fail to offer a compelling DVD video-authoring software product to compliment our CD burning software, then we may not replace the decline in CD burning software revenues with DVD burning software revenues.

Sales of our recording software and related services depend in large part on the continued viability of CD recording as the primary technology used to record and manage digital content. If DVD recording bypasses CD recording as the primary technology used to record and manage digital content and we fail to offer a DVD recording solution as popular as those of our competitors, then sales of our recording software may decline significantly. We expect to release the latest version of Easy CD Creator with DVD authoring in February 2003. If consumers fail to accept this product, our business will be harmed.

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

In addition, Microsoft or any future strategic partners may offer products of other companies, including products that compete directly with our products. For example, Microsoft has included system-recovery related functionality in its Windows XP operating system. Additionally, Microsoft and Apple include CD recording software and photo and video editing software in their respective operating systems, and Apple includes DVD recording software in its operating software. Although we have entered into an agreement to provide Microsoft with CD recording software with limited functionality, we cannot assure you that Microsoft will include our CD recording software in any future releases, that they will not include CD or DVD recording software from one of our competitors or that they will not develop their own CD or DVD recording software. If our strategic partners request functionality that we cannot or will not provide, they may decide to use our competitors’ products. For example, we were recently informed by RealNetworks that they have decided to replace our technology in their products with technology from one of our competitors because we would not provide certain requested functionality.

A significant portion of our revenues currently comes from a small number of distributors and OEMs, and any decrease in revenues from this or other distributors or OEMs could harm our operating results.

One distributor accounted for approximately 23% of our net revenues for the first nine months of fiscal 2003 and 24% of our net revenues for the full year ended March 31, 2002. A different distributor accounted for approximately 15% of net revenues for the first nine months of fiscal 2003 and less than 10% of net revenues for the year ended March 31, 2002. An OEM customer accounted for approximately 11% of net revenues for the first nine months of fiscal 2003 and less than 10% of net revenues for the year ended March 31, 2002. We expect that a significant portion of our revenues will continue to depend on sales of our products to a small number of distributors. Any downturn in the business of our distributors or OEMs could seriously harm our revenues and operating results.

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

The market for online music distribution is new and intensely competitive.

In November 2002, we acquired certain assets, including intellectual property, of Napster, a company previously providing peer-to-peer networking software. We are currently planning to develop commercial services offering legal digital online entertainment content such as music, which will very likely leverage certain of the intellectual properties acquired. The commercial online digital music distribution sector is new and may not develop rapidly into a significant industry. The business models, technologies and market for online music distribution are new and unproven. Paid services such as the one we intend to launch face intense competition from free peer-to-peer file sharing networks and from each other. Competing services may be able to obtain more or better music content or may be able to license such content on more favorable terms than our service, which could harm the ability of our digital content distribution services to compete effectively in the marketplace. Competitors to our proposed online music distribution service may have one or more of the following advantages:

•	larger audiences;
•	larger technical, production and editorial staffs;
•	access to more recorded music content;
•	a more established Internet presence; and

•	substantially greater financial, marketing, technical and other resources.

In order to compete effectively, we may be required to make significant cash contributions, resulting in decreases to our net cash flows, cash balances and net income. Successful development of an online music distribution service may also require additional financing which may not be available on favorable terms or at all.

If we are unable to compete effectively with existing or new competitors to our software business, including if these competitors offer OEMs better terms than we do, we could experience price reductions, fewer customer orders, reduced margins or loss of market share.

We compete in providing solutions for editing, moving, managing and protecting digital content. The markets for providing products and services offering these solutions are highly competitive, and we expect competition to increase in the future. Key competitors for sales of our CD and DVD recording software include Ahead, BHA, Prassi, and Sonic Solutions. Key competitors for our digital photo and video editing software include Microsoft, Adobe, Pinnacle Systems, Ulead, Intervideo and Arcsoft. Microsoft has included system recovery functionality in its Windows XP operating systems. We cannot assure you that this will not have a negative impact on future sales of our GoBack software. Additionally, Microsoft and Apple have included CD recording software and video editing software in their respective operating systems and Apple has included DVD recording software in its operating system.

Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements and may be able to leverage their customer bases and adopt aggressive pricing policies to gain market share. They may also devote greater resources to the development, promotion and sale of their products than we do. In addition, some of our software competitors or potential competitors have existing relationships with hardware manufacturers, integrators or retailers that currently carry our products. If our competitors are able to exploit these existing relationships to expand into our product areas, our business could be harmed.

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

We must integrate our recent acquisitions of MGI Software and Napster and we may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to effectively integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results.

We have completed several acquisitions and expect to continue to pursue strategic acquisitions in the future. In January 2002, we completed our acquisition of MGI Software, provider of our PhotoSuite and VideoWave digital content editing software. In November 2002, we completed the acquisition of certain assets of Napster. In order for our integration of the Napster assets to be successful in the short term, we may acquire additional companies or technologies either through purchase, merger or licensing. We cannot guarantee that we will succeed in obtaining the additional technologies to develop the online music distribution service. If we are unsuccessful, the service opportunity could be delayed or abandoned.

Completing any potential future acquisitions, and integrating MGI Software, the Napster assets or other acquisitions, could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations. Future acquisitions may not be well-received by the investment community, which could cause our stock price to fall.

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

Our recent acquisitions have resulted in significant expenses, including amortization of purchased software, which is reflected in cost of revenues, as well as charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total acquisition-related costs in the categories identified above were $5.2 million in the first nine months of fiscal 2003 and $7.3 million in fiscal 2002. Additional acquisitions, including any acquisitions related to an online music distribution service, and additional impairment of the value of purchased assets, could have a significant negative impact on future operating results.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. International sales accounted for approximately 35 % of our net revenues for the first nine months of fiscal 2003 and 29% of our net revenues for the full year ended March 31, 2002. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues. Accordingly, our future revenues could decrease based on a variety of factors, including:

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

Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. For example, MGI Software, which we acquired in January 2002, has been notified by a number of companies that certain of MGI Software’s software products may infringe patents owned by these companies. In addition, MGI Software has been notified by a number of its OEM customers that they have been approached by one of these companies regarding possible patent infringement related to certain MGI Software software products that they bundle with their respective computer products. See Part II, Item 1—Legal Proceedings. Also, digital content providers may claim that our CD and DVD-recording software contributes to copyright infringement. If we successfully develop an online music distribution service, we may be liable for copyright, trademark infringement, unlawful duplication, negligence, defamation, indecency and other claims based on the nature and content of the materials that we publish or distribute to customers. The application of certain copyright laws to online music distribution is uncertain. While we would expect to be indemnified by content providers for music that the providers would license to us, we cannot guarantee that such indemnification would occur or that it would be sufficient to avoid harm to our business. We cannot assure you that third parties will not claim infringement by us with respect to our products and associated technology. Claims of intellectual property infringement might require us to enter into costly royalty or license agreements. In the event that we are unable to obtain royalty or license agreements on terms acceptable to us or if we are subject to significant damages or injunctions against the development and sale of our products, our business would be harmed.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2002. All of our cash equivalents are invested in money market funds, which are not included in the table because those funds are not subject to interest rate risk.

	Maturing in
	Less than One Year	Greater than One Year	Total	Estimated Fair Value
	(Dollars in thousands)
Short-term investments	$8,312	$7,654	$15,966	$15,966
Weighted-average interest rate	3.05%	3.53%

We do not currently hold any derivative instruments and do not engage in hedging activities. We have available to us a $15 million revolving line of credit that may have a variable interest rate. Currently, there is $5.0 million outstanding under the line of credit that bears interest at either a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime rate plus 0.5% per annum and expires in January 2005. We do not hold any other variable interest rate debt. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

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

We sell our products primarily to original equipment manufacturers and distributors throughout the world. Prior to legal separation from Adaptec Inc. (“Adaptec”), sales to customers and cash and cash equivalents were primarily denominated in U.S. dollars. However, since legal separation, we have been transitioning the sales of our international subsidiaries to Euro and Japanese yen. To date, foreign exchange gains and losses from these sales have not been material to our operations. Cash and cash equivalents are predominantly denominated in U.S. dollars.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 13, 2001, several former stockholders of Incat Systems Software USA, Inc. (“Incat”) filed a lawsuit against Adaptec Inc. (“Adaptec”) in the Superior Court of California in the County of Santa Clara. The lawsuit stems from Adaptec’s alleged failure to pay these former stockholders all of the amounts due to them based on an earn-out agreed to in connection with the acquisition of Incat. Roxio, Inc. (“Roxio”) indemnified Adaptec in this lawsuit pursuant to the terms of an agreement between the two parties. Roxio and the plaintiffs settled the lawsuit on November 13, 2002 pursuant to a judicially supervised settlement for $3.0 million.

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Recently, Roxio settled one of these claims for cash payments totaling approximately $600,000. Roxio estimates that the low end of the range of the cost to settle the remaining MGI Software related-claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued $2.5 million as part of the purchase price allocation of MGI Software, which is included in accrued liabilities, related to the settlement of these claims.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 27, 2002, we issued to Napster, Inc. (“Napster”) a warrant to purchase 100,000 shares of our common stock at an exercise price of $3.124 per share. The sale and issuance of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) of such Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the third quarter of the fiscal year ending March 31, 2003.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

See attached exhibit list for exhibits filed as part of this quarterly report.

(b) Reports on Form 8-K

We filed a current report on Form 8-K on December 12, 2002, regarding the Asset Purchase Agreement dated November 15, 2002 between Roxio, Inc. and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc. and the Warrant Agreement dated November 27, 2002 between Roxio, Inc. and Napster, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROXIO, INC. (Registrant)

Date: February 14, 2003

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

Date: February 14, 2003	/s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

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

Date: February 14, 2003	/s/ R. ELLIOT CARPENTER R. Elliot Carpenter Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

ROXIO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	First Amended and Restated Master Separation and Distribution Agreement effective as of February 28, 2001 between Adaptec and the Registrant (1)
2.2	General Assignment and Assumption Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
2.3	Indemnification and Insurance Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
2.4	Master Patent Ownership and License Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
2.5	Master Technology Ownership and License Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
2.6	Master Confidential Disclosure Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
2.7	Master Transitional Services Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
2.8	Employee Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
2.9	Tax Sharing Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
2.10	Real Estate Matters Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
2.11	Manufacturing Agreement effective as of May 5, 2001 between Adaptec and the Registrant (1)
2.12	International Transfer of Assets Agreement dated May 5, 2001 between Adaptec Mfg(S) Pte Ltd. and Roxio CI Ltd. (1)
2.13	Letter Agreement dated May 5, 2001 between Adaptec and the Registrant (1)
2.14	Amendment to the Tax Sharing Agreement dated July 19, 2000 between Adaptec and the Registrant (4)
2.15	Combination Agreement between MGI Software Corp. and the Registrant (4)
2.16	Purchase Agreement between Roxio CI Ltd. And MGI, dated January 30, 2002 (5)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (2)
3.3	Amended and Restated Bylaws of the Registrant (6)
4.1	Form of Common Stock certificate of the Registrant (1)
4.2	Warrant to Purchase Common Stock dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)
4.3	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)
4.4

Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (2)

4.5	Warrant to Purchase Common Stock dated November 27, 2002 between the Registrant and Napster, Inc. (7)
10.1	Employment Agreement between the Registrant and R. Elliot Carpenter dated October 22, 2002
10.2	Employment Agreement between the Registrant and Thomas J. Shea dated October 22, 2002
10.3	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002. (7)

(1)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 7, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 15, 2002.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.