Form 10-K
period 2003-03-31
ROXIO INC
filed 2003-06-30
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes ☐  No ☒

As of June 20, 2003, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $167.3 million. For this computation, the company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the company and their associates as a group. As of June 20, 2003, the number of outstanding shares of common stock of the registrant was approximately 27,488,248.

ROXIO, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2003

i

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

We are a Delaware corporation, and our principle executive offices are located at 455 El Camino Real, Santa Clara, California 95050.

You should not rely on forward-looking statements in this annual report. This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as “anticipates,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify such forward-looking statements. This annual report also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of certain markets. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors” and elsewhere in this annual report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements, and we assume no obligation to update any such statements.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2003 annual meeting of stockholders, to be held on September 18, 2003, have been incorporated by reference into Part III of this annual report.

PART I

ITEM 1.     BUSINESS

Overview

Roxio is a leading provider of digital media software and services for the consumer market. We have pioneered the development of consumer software products that allow our customers to create, manage and move their rich digital media. Our strategy is to expand our offerings for both products and services to allow for even easier management of and access to rich digital entertainment and personal media, including music, photos and video. We provide software that enables individuals to record digital content onto CDs and DVDs and we offer photo and video editing products. Taken together, these products enable us to deliver a comprehensive digital media solution to our customers. Through our Pressplay service, users can stream, download and burn a wide variety of digital music. Our products and services allow customers to access, archive, create, customize and share digital materials in formats compatible with the growing number of digital entertainment devices such as personal computers (“PCs”), CD and DVD players, compressed audio players and personal digital assistants.

Effective with our acquisition of Pressplay on May 19, 2003, we operate our business in two divisions, the consumer software products division and the online music distribution division. To date, we have derived substantially all of our revenue from sales of consumer software products. For a description of developments related to the online music distribution business, see “Recent Developments” in this Business Section.

Separation from Adaptec

We were incorporated in August 2000 as a wholly-owned subsidiary of Adaptec, Inc. to conduct substantially all the business of Adaptec’s software products group. On April 12, 2001, Adaptec’s Board of Directors approved the distribution of substantially all of the outstanding shares of our common stock to the holders of Adaptec common stock. Our separation from Adaptec was completed on May 5, 2001 (“Separation Date”) and the distribution of our common stock by Adaptec to its stockholders was completed on May 11, 2001. During the period following the distribution and separation from Adaptec, we created our own infrastructure, organization and management structure and we are no longer dependent upon our former parent.

Industry Background

Consumers are fundamentally changing the way that they interact with content, as traditional methods of delivery are being rapidly replaced by newer digital technologies that offer customers a much greater degree of freedom and flexibility. This trend has been fueled by the rapid growth of Internet usage by consumers and a number of powerful new technologies for compressing and sharing digital content using a personal computer. Consumers are embracing technologies that allow them to conveniently create, manage and move digital content in an easy and affordable manner.

The growth of consumer Internet connectivity has increased consumer access to digital media.

International Data Corporation, or IDC, anticipates that worldwide broadband connections will increase from 34.8 million in 2001 to 197.8 million in 2006. IDC also estimates that the number of people accessing the Internet will increase from nearly 507 million users worldwide in 2001 to 963 million in 2006. We believe that this trend, along with compression formats and other new technologies, will improve consumers’ access to rich digital media. As this flow of digital media to consumers’ PCs via the Internet increases, we believe that consumers will continue to seek products which help them to easily find and access available content, to manage their own collection of digital assets, and to help them move this personal collection from their PCs to other media such as CDs and DVDs and to digital entertainment devices.

The growing popularity of web sites focused on the electronic distribution of digital media has increased consumer access to digital media.

Consumer demand for downloadable content, such as compressed audio files, has given rise to independent music web sites and subscription services. Forrester Research estimates that U.S. sales of digitally downloaded music will exceed $2 billion by 2007. In addition to music, Internet sites exist and are being established which allow for distribution of other downloaded content including spoken word literature and commercial movies.

Digital devices have proliferated and their use has increased.

Many users are creating and capturing digital content by using consumer electronics devices such as digital cameras, digital camcorders, web cameras and scanners. The use of these devices has created demand for new software products for the PC that are easy to use, affordable and complete. For example, many consumers of digital music content want this content to be portable and want the ability to create custom music CDs that are compatible with the installed base of CD players they use. Similarly, many consumers are transferring digital images taken from a digital camera or camcorder to their PC so that they can create and share photo albums, slide shows and photo postcards with their family and friends. In the future, we believe that consumers will increasingly desire to import full-motion video from their digital camcorders to their PCs to create DVDs that are playable in the growing number of consumer DVD players. According to IDC, the worldwide installed base of CD and DVD recorders attached to PCs is forecast to exceed 632 million by 2006. Jupiter Research projects that 60% of online households by 2006 will have two or more digital devices.

Our Solution and Products

We provide a comprehensive family of personal computer based software products that allows customers to create, manage, customize and share digital content. Our software is reliable, easy to use and compatible across a broad range of operating systems. For example, our Easy CD & DVD Creator, Toast and WinOnCD products allow users to take digital music and burn custom playlists to CD, archive digital photos and videos to DVD or archive and share large data files, such as PowerPoint presentations, by storing them on a CD. Our PhotoSuite product enables users to capture, edit and share photographs on a PC or over the Internet. Our VideoWave product enables users to capture and combine edited video clips, graphics, photographs, music and narration to create a video that can be shared on CDs, DVDs, video tape or over the Internet.

With the release of Easy CD & DVD Creator 6 in February 2003, we completed the first version of an integrated software product marketed as The Digital Media Suite. Future releases of this product will continue to deliver on the mission of providing tightly integrated applications that will leverage common technology building blocks and shared applications to provide a highly integrated and robust set of applications. Future versions of our Digital Media Suite will be designed to deliver a user experience that is easy, familiar, well integrated and consistent across all of the different functions within the software.

Our current product offerings across CD recording, DVD authoring, photo and video editing consist of the following: Easy CD & DVD Creator, WinOnCD, PhotoSuite, VideoWave and Toast.

Pressplay provides a premier online music subscription service that offers music fans a variety of music with broad content usage rights. The service currently allows users to access over 300,000 audio tracks and related album art for a monthly subscription fee and, for certain plans, includes the right to burn a limited number of tracks onto CDs. Additional burning rights may be purchased by any subscriber. Subscriptions also include preprogrammed content. This content is licensed from music companies, including BMG, EMI Record Music, Sony Music Entertainment, Universal Music Group and Warner Music Group, as well as numerous independent labels, in a non-exclusive basis. The service is currently marketed to consumers through relationships with Gateway, HP, MSN Music, Rio, Sony Music Club and Yahoo!

Recent Developments

Sale of GoBack Product Line Subsequent to Our Fiscal Year End

In August 2001, we entered into a relationship with Symantec, a leader in Internet security technology, through which we licensed GoBack 3 Personal Edition to Symantec for inclusion in Symantec’s retail version of Norton SystemWorks 2002. Users of Symantec’s Norton SystemWorks 2002 were able to upgrade from Goback Personal Edition to Goback 3 Deluxe directly from Roxio. In April 2003, we sold our GoBack product line and related tangible and intangible assets to Symantec for $13 million in cash consideration. Of the total consideration, $2.75 million was held back in escrow. This escrow is subject to claims for certain potential contingencies. This escrow will be paid to us, net of claims, if any, at the one-year anniversary date of the close of the transaction. Revenues from the GoBack product line represented approximately 5% of our revenues in fiscal 2002 and 2003.

Acquisition of Pressplay Subsequent to Our Fiscal Year End

In October 2001, we entered into a strategic relationship with Pressplay, which was then an equally-held joint venture between wholly-owned subsidiaries of Sony Music Entertainment Inc. (“SME”) and Universal Music Group, Inc. (“UMG”), a unit of Vivendi Universal. Consumers who subscribed to the Pressplay service were able to use our basic CD burning plug-in to burn Pressplay content to CDs at limited speeds and then print labels for their burned CDs quickly and easily through the Basic Label Creator, which automatically includes song names, song duration and a personalized CD title. As an affiliate, we introduced our customers to “Roxio Pressplay” through our web site, advertising programs, retail products and other marketing promotions.

In November 2002, we acquired certain assets of Napster, Inc., an online music file-sharing service, for $5.7 million in cash and warrants to purchase 100,000 shares of our common stock at a price of $3.12 per share, which expire in November 2005. We have accounted for the transaction as a purchase of assets. The purchase price, including the fair value of the warrants and certain acquisition expenses, was $6.1 million and was allocated to the acquired assets based on their fair market value as determined by management with the input of an independent valuation. Of the purchase price, $5.6 million has been allocated to trademarks, $367,000 has been allocated to patents and $110,000 has been allocated to fixed assets. The warrants were valued at $329,000 using the Black-Scholes option pricing model, with the following assumptions: expected life of three years, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 63%. The strike price for the warrants is $3.12 per warrant and the fair market value of Roxio’s common stock was $5.37 on the date the transaction was completed.

In May 2003, we acquired substantially all of the ownership of Pressplay, which will serve as the foundation for the launch of our new paid online music service under the Napster brand. Among other assets, this now gives us licensing arrangements for digital music distribution with the five major music labels. We acquired our ownership for $12.5 million in cash and a total of 3,914,524 shares of Roxio common stock, plus additional contingent payments based on positive cash flows resulting from the new Napster business. Based on our closing stock price on May 16, 2003, the purchase price was approximately $39.5 million. We incurred transaction costs estimated at approximately $1.9 million. In addition, we have an obligation to pay up to an additional $12.4 million in total as a percentage of cumulative positive cash flows derived from the online music distribution business. UMG and SME each have a right to designate a representative to join Roxio’s board of directors. Michael Bebel, Pressplay’s president, and Pressplay’s senior management team are expected to continue as officers of Pressplay, and we expect to maintain Pressplay’s offices in Los Angeles and New York. Pressplay will be operated as a separate division under Roxio. We anticipate spending approximately $20 million to fund the relaunch of Napster. Following the relaunch we expect that this new business will result in negative cash flows until the service is widely adopted, which cannot be assured.

The acquisition will be accounted for under the purchase method of accounting. We intend to obtain a third party analysis of the allocation of the purchase price to tangible and intangible assets and liabilities. We will amortize the identifiable assets on a straight line basis from the date of the acquisition over a period of up to five years.

As part of the acquisition of Pressplay, we entered into an asset purchase agreement with VUNet USA Technologies, an affiliate of UMG. In this asset purchase agreement, we obtained certain computer hardware, software and intellectual property related to VUNet USA Technologies’ subscription management service. Additionally, we assumed certain obligations to support customers of VUNet USA Technologies through December 31, 2003. We received the value of these assets less the obligations assumed with no further consideration on our part.

Financing subsequent to our fiscal year end

On June 19, 2003, we issued 4,000,000 shares of our common stock in a private investment in public equity (“PIPE”) transaction to certain accredited investors. The shares were sold at a price of $5.50 per share with gross proceeds of $22,000,000. We are obligated under the purchase agreements to file a registration statement on Form S-3 for the resale of the shares within 15 business days of the close of the financing. The gross proceeds will be reduced by placement fees and legal and accounting fees of approximately $1.4 to $1.6 million.

Our Strategy

Our objective is to become the leading global provider of consumer digital media products and services. We intend to pursue the following key strategic initiatives to accomplish our objective:

Continue to Develop and Expand Our Direct and Retail Distribution Channels

Historically, our products have been primarily distributed through original equipment manufacturers (“OEMs”), bundled with a PC, optical drive, digital camera or camcorder. As our business has grown and consumer adoption has increased, we have expanded into the retail channel in order to provide enhanced and new products to this installed base of consumers of digital media devices and related software. We have recently been successful at broadening our distribution within the retail channel to include not only traditional PC software retailers, wholesalers and cataloguers, but also mass merchant retailers, such as Target and WalMart. In the future, we expect that our primary channel of distribution will be retail, and we also intend to increase sales of our products directly to users through the Roxio web store.

Continue to Build Our Consumer Brands

Following our separation from Adaptec, we embarked on a broad branding program to ensure that our leading products and our position in the digital media sector would be strongly associated with the Roxio name. Roxio and our leading CD recording product Easy CD & DVD Creator have benefited greatly from this initiative, and we believe we have already been very successful in achieving strong recognition within our targeted demographic segments. In November 2002, we acquired the “Napster” trademark and other Napster assets. We believe that both Roxio and Napster provide strong brands through which we can continue to market high quality digital media software and services.

Continue to Invest in New Products and Technologies

We plan to continue to invest in product development and to improve our technology to expand the breadth of our product and service offerings and to continue to maintain compatibility with technology standards. A significant focus of our future development efforts will be on the integration of all elements of our product line and the development of a consistent workflow within all elements of our product line, as we believe this provides tremendous benefits to our users. We also intend to integrate our software products with our online music distribution service.

Continue to Pursue Strategic Acquisitions and Complementary Technologies

When appropriate, we have acquired companies and/or their products and technologies to expand upon and complement our product offerings. In 1995, we acquired Incat Systems Software USA, Inc., or Incat, for Adaptec common stock and other cash consideration. Incat provided our initial entry into the CD-ROM and CD-R mastering software market. In 1996, we acquired the CD Creator product line from Corel Corporation for a purchase price of $12 million and in 1997 we acquired the Mac-based Toast CD recordable technology for a purchase price of $8 million. In July 1999, we acquired CeQuadrat GmbH, or CeQuadrat, for approximately $24 million. CeQuadrat is a German-based software company providing CD recording software products primarily in Germany. This acquisition provided us with enhanced product development and engineering expertise, as well as a large European customer base. In January 2002, we acquired MGI Software Corp., or MGI Software, for common stock valued at approximately $31.4 million. We also incurred approximately $2.8 million in transaction costs related to this acquisition. MGI Software is a developer of imaging products and digital video and photography solutions.

In November 2002, we acquired certain of the assets of Napster for cash and warrants valued at approximately $6.1 million in the aggregate. In May 2003, we acquired substantially all of the ownership of Pressplay (and certain other related assets from an affiliate of UMG) for cash and stock consideration valued at approximately $39.5 million based on our closing stock price on May 16, 2003, plus additional contingent payments. We also incurred approximately $1.9 million in transaction costs related to this acquisition. This most recent acquisition, together with Napster, provides a foundation to participate in the emerging online digital music distribution sector, including content rights, management team, technology platform and brand.

In order to expand our product offerings and take advantage of new market opportunities, we may acquire or invest in other complementary businesses, products and technologies in the future. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

Customers

The majority of our revenues are derived from sales of versions of our software to end users through retailers. Retailers buy our products from our national and international distributors. Our retailers include traditional PC and software retailers as well as office superstores, warehouse clubs and cataloguers. We expect that as we expand our marketing efforts around our retail products and market our applications over the Internet, our retail and direct sales will increase as a percentage of our total revenues. We also sell our software directly to manufacturers of PCs, optical recorders, printers, scanners, digital camera and digital video camcorders as well as to integrators, distributors and end users. OEMs include standard versions with fewer features of our software in their products than the deluxe versions generally sold to resellers and end users. Sales to PC manufacturers and other OEMs have been decreasing and are expected to decrease significantly and to constitute a smaller percentage of total revenues in the future. Our online music distribution service is sold directly to end users by us and through partners.

One of our distributors, Ingram Micro, accounted for 21% of net revenues in fiscal 2001, 32% in fiscal 2002 and 22% in fiscal 2003. A second distributor, Navarre Corporation, accounted for less than 10% of net revenues in each of fiscal 2001 and 2002 and 18% in fiscal 2003. One OEM customer, Dell Computer Corporation, accounted for 11% of net revenues in fiscal 2001, less than 10% in fiscal 2002 and 12% in fiscal 2003.

Competition

The markets we are targeting are highly competitive, and we expect competition to increase in the future. Increased competition is likely to result in price reductions and may result in loss of market share, which could reduce our future revenues. Key competitors for sales of our CD and DVD recording software include 321

Studios, Ahead Software, BHA, Sonic Solutions and Pinnacle Systems. Competitors for our digital photo and video editing products include: Microsoft, Adobe, Pinnacle Systems, ULead, Intervideo and Arcsoft. Primary competitors for our online music distribution services include RealNetworks, Inc., Apple Computer’s iTunes Music Store, and MusicNet, a joint venture including, among others, AOL Time Warner. In addition, our online music distribution services also compete against “free” peer-to-peer services such as Kazaa and Morpheus as well as traditional retail music distributors.

We believe that the principal competitive factors affecting the market for our products and services include product functionality and features, product price and performance, acceptance of product by distributors and vendors, quality of customer support, services, styling, availability and brand. We believe that we compete more favorably than many of our current competitors with respect to some or all of these factors and that we currently have a competitive advantage in the CD and DVD recording software market due to the complex nature of optical recording and our expertise in this area relative to many of our competitors and potential competitors. However, we may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources. For example, many of our competitors in the online music distribution space have significantly more resources than we do, including access to music content, and some of these competitors may be able to leverage their experience in providing online music distribution services or similar services to their customers in other businesses. Some of these competitors may be able to offer services at a lower price than we can. In addition, competing services may be able to obtain more or better music content or may be able to license such content on more favorable terms than we can.

Intellectual Property

Our success and ability to compete depend substantially upon our intellectual property. We have filed more than 130 United States and foreign patent applications in the past seven years. These applications cover video and image editing, general CD recording, audio transformations, enhanced data utilization, methods for saving and recording data, and peer-to-peer technology. We currently have 58 United States and foreign patents issued, with terms ending in 2012 through 2018.

We may be unsuccessful in prosecuting our patent applications or patents may not be issued from our patent applications. Even if patents are issued and maintained, these patents may not be of adequate scope to benefit us or may be held invalid and unenforceable against third parties.

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

Product Development

We believe that our expertise in software development enables us to rapidly develop new products that compete very favorably in the areas of optical recording, digital imaging and digital video. We have invested significantly to develop and acquire expertise and patents regarding digital media. In particular, we have extensive knowledge regarding packet writing, file systems and pre-mastering of CD and DVD recording technologies; we have strong competencies regarding the understanding and implementation of current and future CD and DVD logical formats; we have strength in the development of digital audio processing, digital asset management, digital video and photo capture and processing, and audio and video compression standards. We accomplish these through the hiring of highly qualified engineers, through the usage of structured and documented software development processes, through strategic relationships with major industry partners supplying optical recording and digital media products and through participation in a broad group of industry standard setting forums. Additionally, all products we release meet very high standards of quality and performance and we rigorously test the pre-released products through various internal and external quality assurance groups. We believe that the sum of these competencies and processes allows us to deliver leading digital media products to consumers.

With the acquisition of Pressplay, we acquired considerable in-house engineering skill in the areas of digital media delivery, content management, and digital rights management. Along with skilled additional engineering resources, we now have (i) a proven distribution system tailored to manage digital media files and the associated metadata and usage rights, which includes all core elements required to operate an online music service; (ii) a scalable e-commerce and media delivery infrastructure which can support a range of business models for the delivery of digital music; and (iii) a digital rights management platform, which provides persistent robust security around the digital media assets as well as the ability to tailor usage rights and offers to end consumers.

Our research and development expenses totaled $17.5 million in fiscal 2001, $21.6 million in fiscal 2002 and $21.6 million in fiscal 2003.

Sales, Marketing and Support

We market our software products through major distributors who resell to computer retailers such as Best Buy, CompUSA and Fry’s Electronics, and Internet and catalog retailers such as Buy.com, CDW, Micro Warehouse and PC Connection. We build retail shelf presence through promotions, including point-of-sale displays, newspaper inserts and in-store training. We generate end user demand for our products through rebates, national advertising in targeted publications, numerous trade show appearances, web promotions, direct mail and e-mail, and press and publicity tours and events. In addition, end users can currently purchase our products directly from us through our web site and toll-free number. We also sell volume licenses of certain of our products to corporation through our direct enterprise sales efforts and through distributors. We expect direct sales to customers as a percentage of our total net revenues to increase in the future partially as a result of increased sales of downloadable modules, plug-ins and unlockable versions that we make available through our web site. We market our Pressplay service directly and through affiliate partners. We expect to increase our direct marketing efforts in connection with our launch under the Napster brand. Our advertising and promotional efforts are focused on building our key brands and on aggressively supporting our new product launches. Additionally, we provide secondary support to our PC and drive manufacturer customers.

Employees

As of March 31, 2003, excluding Pressplay employees, we had a total of 461 employees, of which 108 were in customer service and support, 93 were in sales and marketing, 189 were in engineering and product development and 71 were in finance, administration and operations.

As of March 31, 2003, Pressplay had a total of 68 employees, of which 2 were in customer service and support, 9 were in sales and marketing, 39 were in engineering and product development and 18 were in finance, administration and operations. Our future performance depends, in significant part, upon our ability to attract new personnel and retain existing personnel in key areas including engineering, technical support and sales. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

RISK FACTORS

You should carefully consider the risks described below and the other information in this annual report. Our business, financial condition or operating results could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to any of these risks.

Risks Relating to Our Business in General

Fluctuations in our quarterly operating results may cause our stock price to decline.

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends, and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of new product introductions and our ability to transition between product versions;

•	product returns upon the introduction of new product versions and pricing adjustments for our distributors;

•	seasonal fluctuations in sales;

•	anticipated declines in selling prices of our products to original equipment manufacturers and potential declines in selling prices to other parties as a result of competitive pressures;

•	changes in the mix of our revenues represented by our various products and customers;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as PC, drive or digital still or video camera manufacturing, on which we are particularly dependent;

•	foreign currency exchange rate fluctuations;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses;

•	expenses incurred in connection with the development of an online music distribution service;

•	changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products, due to lifecycles of our customers’ products ending earlier than expected or due to market acceptance of our customers’ products; and

•	timely and accurate reporting to us by our OEM customers of units shipped.

Our CD/DVD recording software accounts for the majority of our revenues. If demand for this software declines, our sales could be significantly reduced and our operating results may be adversely affected.

Historically, the majority of our operating revenues has come from sales of our CD/DVD recording software. Any factors adversely affecting the pricing of, or demand for or market acceptance of our recording software products, such as competition or technological change, would materially adversely affect our business and operating results. In particular, sales of our Easy CD & DVD Creator software account for a majority of our revenues. We expect that this product will continue to account for a significant portion of our software license revenues for the foreseeable future. Our future operating results depend on the continued market acceptance of our CD/DVD recording software, including future enhancements. Competition, technological change or other factors could decrease demand for these products or make these products obsolete.

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

We expect the success of our customer software products business will depend on sales of our Digital Media Suite.

Our strategy includes, in part, an increased emphasis on the integration and consistency of the software products comprising The Digital Media Suite. We plan to develop and release a suite of robust and integrated applications for digital media creation. If our product fails to successfully integrate the applications or if consumers do not see enough value in these improvements, sales of our Digital Media Suite will suffer and our business will be harmed.

If we fail to compete effectively in the DVD video-authoring software category, sales of our CD and DVD recording software products may be adversely affected.

We released the latest version of Easy CD Creator with DVD authoring in February 2003 (Easy CD and DVD Creator 6). Because this technology is relatively new and rapidly evolving, our success in this market segment will depend upon our ability to continue to develop and advance this technology to keep pace with competition and customer demand. Because this functionality is prominently featured in our CD and DVD recording software products, if our DVD video authoring technology does not compete effectively in the marketplace, sales of our combined CD and DVD recording software products may be adversely affected and our business may be adversely affected.

Recently, competitors such as 321 Studios feature commercial DVD copying in their software products. Because of legal uncertainties surrounding the application of the Digital Millennium Copyright Act to DVD copying, we have currently decided not to include such functionality in our software products. As a result of competition from companies that have decided to include such functionality, sales of our software may be adversely affected.

If CD recording does not remain the primary technology for recording and managing digital content, our sales of recording software and related services may decline significantly and our business may be adversely affected.

Sales of our recording software and related services depend in large part on the continued viability of CD recording as the primary technology used to record and manage digital content. If DVD recorders surpass CD recorders as the primary technology used to record and manage digital content and our DVD recording solutions are not as popular as those of our competitors, then sales of our recording software may decline significantly.

We expect the success of our consumer software products will depend on the sale of upgrades to our CD/DVD recording software products. If we fail to sell upgrades to such products effectively, our business may be adversely affected.

Historically, we have derived a significant portion of our revenues from sales of our recording software products to OEMs of PCs and CD and DVD recorders. Recently, competition in our own market and diminishing margins that PC and drive manufacturers have been experiencing have contributed to a reduction in the prices we can charge PC and drive manufacturers to include our software in their product offerings. If this trend continues as anticipated, we expect that revenues derived from the sale of our CD and DVD recording software products to PC and drive manufacturers in total and as a percentage of net revenues will decline significantly. As such, our future success will depend in part on our ability to sell software upgrades directly to end users and through retail. Although we are developing marketing strategies to increase our sales of software upgrades, we cannot assure you that any marketing strategies we develop will be successful in increasing our upgrade rate or that users will be content with the version of software that is included in their PC, CD or DVD recorder purchase.

If our products do not operate effectively with the hardware of our customers, our revenues will be adversely affected.

We must design our digital content editing and burning products to operate effectively with a variety of hardware and software products, including CD and DVD recorders, PCs, digital still cameras, digital video recorders, printers, scanners and operating system software. We depend on significant cooperation with manufacturers of these products to achieve our design objectives and to produce products that operate successfully.

A significant portion of our revenues currently comes from a small number of distributors and OEMs, and any decrease in revenues from these or other distributors or OEMs could adversely affect our operating results.

One distributor accounted for approximately 22% and 32% of our net revenues for the fiscal years ended March 31, 2003 and March 31, 2002, respectively. A different distributor accounted for approximately 18% of net revenues for the fiscal year ended March 31, 2003, but was less than 10% of net revenues for the fiscal year ended March 31, 2002. An OEM customer accounted for approximately 12% of net revenues for the fiscal year ended March 31, 2003, but was less than 10% of net revenues for the fiscal year ended March 31, 2002. We expect that a significant portion of our revenues will continue to depend on sales of our products to a small number of distributors. Any downturn in the business of our distributors or OEMs could seriously harm our revenues and operating results.

We rely on distributors and retailers to sell our products, and disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

If our distributors attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted. If we reduce the prices of our products to our distributors, we may have to compensate them for the difference between the higher price they paid to buy their inventory and the new lower prices. In addition, we are exposed to the risk of product returns from distributors through their exercise of contractual return rights.

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

Our failure to maintain or expand our relationships with OEMs could cause demand for our products to decline.

Historically, we have derived a significant percentage of our revenues from sales of our products to OEMs, such as PC, digital still camera, digital video camera and drive manufacturers and integrators. These OEMs typically license and include a standard version of our software with their hardware. As a result, these relationships also serve an important role in distributing our software to the end user and positioning the market for upgrades to our more full featured software products. These OEMs may decline to include our software with their hardware for a number of reasons, including if our competitors offer these OEMs more favorable terms, if our competitors are able to take advantage of their existing relationships with these OEMs, or if these OEMs decide not to bundle any software with their products. The loss of any of our relationships with OEMs could harm our operating results.

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

Sales of our CD and DVD recording software and related services depend in large part on the continued growth of the installed base of CD and DVD recorders. While this installed base is growing, we cannot assure you that this growth will continue. Consumers may choose to purchase new PCs that do not include CD or DVD recorders, or existing PC owners may not purchase CD or DVD recorders as a stand-alone product in the numbers that are expected if an alternative technology emerges or if the demand for moving, managing and storing digital content is less than expected. Growth in the installed base of CD and DVD recorders may also be limited due to shortages in components required to manufacture CD and DVD recorders or other supply constraints.

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

We compete in providing solutions for editing, moving, managing and protecting digital content. The markets for providing products and services offering these solutions are highly competitive, and we expect competition to increase in the future. Key competitors for sales of our CD and DVD recording software include 321 Studios, Ahead, BHA, Sonic Solutions, and Pinnacle Systems. Key competitors for our digital photo and video editing software include Microsoft, Adobe, Pinnacle Systems, Ulead, Intervideo and Arcsoft. Additionally, Microsoft and Apple have included CD recording software and video editing software in their respective operating systems and Apple has included DVD recording software in its operating system.

Many of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements and may be able to leverage their customer bases and adopt aggressive pricing policies to gain market share. They may also devote greater resources to the development, promotion and sale of their products than we do. In addition, some of our software competitors or potential competitors have existing relationships with hardware manufacturers, integrators or retailers that currently carry our products. If our competitors are able to exploit these existing relationships to expand into our product areas, our business could be harmed.

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

We must integrate our recent acquisitions of Napster and Pressplay and we may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to effectively integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results.

We have completed several acquisitions and expect to continue to pursue strategic acquisitions in the future. In November 2002, we completed the acquisition of certain of the assets of Napster. In May 2003, we completed the acquisition of substantially all of the ownership of Pressplay and certain assets of VUNet USA Technologies.

Completing any potential future acquisitions, and integrating the Napster assets, Pressplay and the VUNet USA Technologies assets or other acquisitions, could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations. Future acquisitions may not be well-received by the investment community, which may cause our stock price to fall. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

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

Previous acquisitions have resulted in significant expenses, including amortization of purchased software, charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total acquisition-related costs in the categories identified above were $6.4 million in fiscal 2003 and $7.3 million in fiscal 2002. Although we have not completed the accounting for the Pressplay transaction, we expect that there will be some charges relating to the amortization of identifiable intangible assets in the quarter ending June 30, 2003 and that this amortization will likely continue in future quarters; further, there may be some other charges to earnings in the quarter ending June 30, 2003 related to the Pressplay acquisition.

A significant portion of our revenues is derived from international sales. Economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our revenues.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. International sales accounted for approximately 34% of our net revenues for the fiscal year ended March 31, 2003. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues. Accordingly, our future revenues could decrease based on a variety of factors, including:

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

We may be unable to adequately protect our proprietary rights.

Our inability to protect our proprietary rights, and the costs of doing so, could harm our business. Our success and ability to compete partly depend on the superiority, uniqueness or value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. These efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology. These efforts also may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop. Any of these results could reduce the value of our intellectual property. We may be forced to litigate to enforce or defend our intellectual property rights and to protect our trade secrets. Any such litigation could be very costly and could distract our management from focusing on operating our business.

We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future.

Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of their intellectual property rights, especially patents. Many parties are actively developing streaming media and digital distribution-related technologies, e-commerce and other Web-related technologies, as well as a variety of online business methods and models. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with streaming media, digital distribution and online businesses are likely to arise in the future and may be very costly. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our products and services will be issued in the future. If a blocking patent has been issued or is issued in the future, we would need to either obtain a license or design around the patent. We may not be able to obtain such a license on acceptable terms, if at all, or design around the patent, which could harm our business.

Companies in the technology and content-related industries have frequently resorted to litigation regarding intellectual property rights. We may be forced to litigate to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. In addition, we believe these industries are experiencing an increased level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the Internet and through new devices, especially in the music industry, and as we develop products and services that provide or enable the provision of content in such ways, our litigation risk may increase. The existence and/or outcome of such litigation could harm our business.

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology or technology we license from third parties may infringe the third parties’ proprietary rights, especially patents. For example, Pressplay has been notified by several companies that its services may infringe their respective patents. Pressplay also receives from time to time notices from artists, record labels and other asserted content right holders identifying music content that they believe is being made available via Pressplay’s services without proper authorization. Pressplay often removes the allegedly infringing music content from its service. Additionally, MGI Software, which we acquired in January 2002, has been notified by a number of companies that certain of MGI Software’s software products may infringe patents owned by these companies. MGI Software also has been notified by a number of its OEM customers that they have been approached by one of these companies regarding possible patent infringement related to certain MGI Software software products that they bundle with their respective computer products. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and harm our business.

A decline in current levels of consumer spending could reduce our sales.

Our business is directly affected by the level of consumer spending. One of the primary factors that affect consumer spending is the general state of the local economies in which we operate. Lower levels of consumer spending in regions in which we have significant operations could have a negative impact on our business, financial condition or results of operations.

We may need additional capital, and we cannot be sure that additional financing will be available.

Although we currently anticipate that our available funds and expected cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Board has indicated that possible rule changes requiring expensing of stock options may be adopted in the near future. Currently, we include such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States but do not include stock option expense for employee options in our reported financial statements. If accounting standards are changed to require us to expense stock options, our reported earnings will decrease significantly and our stock price could decline.

The recent outbreak of SARS in Canada and in the Asia-Pacific region and its continued spread could harm sales of our products.

The recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam and spread to North America may have a negative impact on our business, particularly on our operations in and around Toronto, Canada. Our business may be impacted by a number of SARS-related factors, including, but not limited to, quarantine of our technical support operations in Toronto, disruptions in the operations of our customers and their partners, and increased costs to conduct our business abroad. If the number of cases of SARS continues to rise or spread to other areas, including the United States, our sales could potentially be harmed.

Risks Related to Our Online Music Services Business

Our online music services initiatives have a limited operating history and a history of losses and may not be successful.

On May 19, 2003 we acquired substantially all of the ownership of Pressplay. We plan to use Pressplay as a technology platform to roll-out our Napster online music services division. Prior to the launch of our Napster online music services, we plan to continue to operate Pressplay; upon the launch of our Napster services, we contemplate that Pressplay’s businesses will be converted into the Napster online music services. The business models, technologies and market for online music services are new and unproven. Prior to our acquisition of Pressplay, consumer adoption and usage of Pressplay’s services had not been significant. You should consider the online music distribution business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. Pressplay has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and may experience net losses thereafter. No assurance can be made that our Napster division’s business will not record losses after its launch, or that our Napster division will ever contribute net income to our statement of operations. If our Napster division is not successful, our business and business prospects could be harmed. Pressplay has incurred cumulative losses of approximately $48.0 million from inception (April 2001) through March 31, 2003 and has incurred a net loss of $26.7 million for the fiscal year ended December 31, 2002.

We have not yet filed historical or pro forma financial statements required in connection with our recent acquisition of Pressplay, and such financial information may be material to investors in our stock.

We are required to file with the SEC by August 4, 2003 an amendment to our Current Report on Form 8-K that includes certain historical financial statements of Pressplay and pro forma condensed consolidated financial information of Roxio and Pressplay. We plan to file this financial information prior to the filing of the resale registration statement covering the shares of our common stock sold in our recent PIPE transaction.

These financial statements may include material information regarding Pressplay and the impact of the acquisition on us, including the amount of operating losses of Pressplay and the amounts of goodwill and amortizable identifiable intangible assets arising from the acquisition. Disclosure of this information may cause our stock price to decline.

We may not be able to meet our planned schedule for launching our Napster online music service. Delays in the launch could adversely affect our business.

We may not be able to launch our Napster online music services as planned by March 31, 2004 for several reasons, including delays in product development or integration with Pressplay, inability to access necessary content, or legal actions by third parties. Any delays in our planned launch of our Napster online music services may result in reduced revenue.

If we do not continue to add customers for our services, our revenues and business will be harmed.

Customers may cease using our service, and potential customers may decline to begin using our service, for many potential reasons, including that the service does not provide enough value or exclusive content or because customer service issues are not satisfactorily resolved. In order to increase our number of customers and revenues, we must continue to add new customers while minimizing the rate of loss of existing customers. If our other marketing and promotional activities fail to add new customers at a rate significantly higher than our rate of loss, our business will suffer. In addition, if the costs of such marketing and promotional activities increase in order to add new customers, our margins and operating results will suffer.

We cannot provide assurances that the usage of the Napster brand will increase revenues.

Customers may not associate the Napster brand with a paid service model. If the Napster brand fails to attract new customers, our revenues and business will suffer, and we may need to incur additional marketing expenditures to compensate for such failure.

We face competition from traditional retail music distributors, from emerging paid online music services delivered electronically such as ours, and from “free” peer-to-peer services such as KaZaA and Morpheus.

Our paid online music services face competition from traditional retail music distributors such as Tower Records as well as online retailers such as Amazon.com. These retailers may include regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order, record clubs, independent operators and online physical retail music distributors, some of which have greater financial and other resources than we do. To the extent that consumers choose to purchase media in non-electronic formats, it may reduce our sales, reduce our gross margins, increase our operating expenses and decrease our profit margins in specific markets.

Our online music services competitors include Listen.com, the provider of the Rhapsody service and a subsidiary of RealNetworks, Inc., Apple Computer’s iTunes Music Store, MusicNet, a joint venture between, among others, AOL Time Warner and RealNetworks and other online efforts, including those of leading media companies. We anticipate competition for online music distribution service revenue from a wide range of companies, including broadband Internet service providers such as Yahoo and MSN as well as from E-Tailers such as Amazon.com, Bestbuy.com and Walmart.com.

Our online music services also face significant competition from “free” peer-to-peer services, such as KaZaA, Morpheus, Grokster and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. The legal status of these “free” services is uncertain, because although some courts have found that these services violate copyright laws, other services have been found to not violate any copyright laws, particularly in the case of Grokster. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.

Many of our competitors have significantly more resources than we do, including access to content, and some of our competitors may be able to leverage their experience in providing online music distribution services or similar services to their customers in other businesses. Some of these competitors may be able to offer services at a lower price than we can. In addition, competing services may be able to obtain more or better music content or may be able to license such content on more favorable terms than we can, which could harm the ability of our online music services to compete effectively in the marketplace.

The online music industry is experiencing consolidation, which may intensify competition and harm our business and results of operations.

The Internet and media distribution industries are undergoing substantial change, which has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have been going out of business or are being acquired by competitors. As a result, we may be competing with larger competitors that have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

•	competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

•	competitors could obtain exclusive access to desirable multimedia content, thus decreasing the use of our products and services to distribute and experience the content that audiences most desire;

•	suppliers of important or emerging technologies could be acquired by a competitor or other company which could prevent us from being able to utilize such technologies in our offerings, and disadvantage our offerings relative to those of competitors;

•	a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and

•	other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content, or which could dramatically change the market for our products and services.

Any of these events could put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share. They could also force us to expend greater resources to meet new or additional competitive threats, which could also harm our operating results.

Online music distribution services in general are new and rapidly evolving and may not prove to be a profitable or even viable business model.

Online music distribution services are a relatively new business model for delivering digital media over the Internet. It is too early to predict whether consumers will accept in significant numbers online music services and accordingly whether the services will be financially viable. If online music distribution services do not prove to be popular with consumers, or if these services cannot sustain any such popularity, our business and prospects would be harmed.

We rely on content provided by third parties, which may not be available to us on commercially reasonable terms or at all.

We rely on third-party content providers to offer music content that can be delivered to users of our service. In some cases, we pay substantial fees to obtain content for this third party content. In order to provide a compelling service, we must be able to continue to license a wide variety of music content and offer unique, and in some cases exclusive, music content to our customers. We cannot guarantee that we will be able to secure licenses to music content or that such licenses will be available on commercially reasonable terms.

We must also provide digital rights management solutions and other security mechanisms in order to address concerns of content providers and artists, and we cannot be certain that we can develop, license or acquire such solutions, or that content licensors or consumers will accept them. Consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. No assurance can be given that such solutions will be available to us upon reasonable or any terms. If we are unable to acquire these solutions on reasonable or any terms, or if customers are unwilling to accept these solutions, our business and prospects could be harmed.

Our business could be harmed by a lack of availability of popular content.

Our business is affected by the release of “hit” music titles, which can create cyclical trends in sales distinctive to the music industry. It is not possible to determine the timing of these cycles or the future availability of hit titles. Hit products are important because they generate customer interest. We depend upon the music content providers to continue to produce hit products. To the extent that new hits are not available, or not available at prices attractive to consumers, our sales and margins may be adversely affected.

We may not successfully develop new products and services.

The success of the Napster service will depend on our ability to develop leading edge media and digital distribution products and services. Our business and operating results will be harmed if we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenues or gross profits to offset our development and operating costs. We may not timely and successfully identify, develop and market new product and service opportunities. We may not be able to add new content such as video, spoken word, or other content as quickly or as efficiently as our competitors or at all. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability. Competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments.

Because the markets for our products and services are changing rapidly, we must develop new offerings quickly. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our products also may contain undetected errors that could cause increased development costs, loss of revenues, adverse publicity, reduced market acceptance of our products or services or lawsuits by customers.

We depend on key personnel who do not, or may not continue to, work for us.

Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Christopher Gorog, Michael Bebel, Thomas Shea and Elliot Carpenter. The loss of the services of these or other key officers, employees or third parties could harm our business. If any of these individuals were to leave our company, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We manage but do not employ certain individuals who maintain certain Napster-service related assets we purchased from VUNet USA Technologies. If these managed individuals do not remain employees of VUNet USA Technologies and we do not hire them as our employees, our Napster service may be harmed.

We must integrate our recent acquisition of Pressplay and we may need to make additional future acquisitions to remain competitive.

We have completed several acquisitions and expect to continue to pursue strategic acquisitions in the future. In May 2003, we completed our acquisition of Pressplay, provider of our online music distribution service. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations.

Completing any potential future acquisitions, and integrating Pressplay or other acquisitions, could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. As of March 31, 2003, we had an aggregate of $10.3 million of identifiable intangible assets related to prior acquisitions remaining to be amortized. The amortization of the remaining identifiable intangible assets will result in additional charges to operations through the quarter ending June 30, 2005. In addition, as of March 31, 2003, we had an aggregate of $55.2 million of goodwill, which is not subject to amortization. We have not yet filed historical or pro forma financial statements required in connection with our recent acquisition of Pressplay. These financial statements may include facts that may be material, including the amount of operating losses of Pressplay and the amounts of goodwill and amortizable identifiable intangible assets arising from the acquisition of Pressplay. We periodically review the balances of goodwill and identifiable intangible assets to determine if the amounts are realizable and may in the future make adjustments to the carrying value or amortization periods of these assets based on these reviews.

The growth of our business depends on the increased use of the Internet for communications, electronic commerce and advertising.

The growth of our business depends on the continued growth of the Internet as a medium for media consumption, communications, electronic commerce and advertising. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium. We believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service and necessary increases in bandwidth availability, remain largely unresolved and may affect the amount and type of business that is conducted over the Internet, and may impact our ability to sell our products and services and ultimately impact our business results and prospects.

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, specifically the demands of delivering high-quality media content. As a result, its performance and reliability may decline. In addition, Web sites have experienced interruptions in service as a result of outages, system attacks and other delays occurring throughout the Internet network infrastructure. If these outages, attacks or delays occur frequently or on a broad scale in the future, Internet usage, as well as the usage of our products, services and Web sites, could grow more slowly or decline.

If broadband technologies do not become widely available or widely adopted, our online music distribution services may not achieve broad market acceptance, and our business may be harmed.

We believe that increased Internet use and especially the increased use of media over the Internet may depend on the availability of greater bandwidth or data transmission speeds (also known as broadband transmission). If broadband technologies do not become widely available or widely adopted, our online music distribution services may not achieve broad market acceptance and our business and prospects could be harmed. To date, we believe that broadband technologies have been adopted at a slower rate than expected, which we believe has slowed the level of use of media over the Internet and may harm our business and prospects if the rate of adoption does not increase.

More consumers are utilizing non-PC devices to access digital content, and we may not be successful in developing versions of our products and services that will gain widespread adoption by users of such devices.

In the coming years, the number of individuals who access digital content through devices other than a personal computer, such as personal digital assistants, cellular telephones, television set-top devices, game consoles and Internet appliances, is expected to increase dramatically. Manufacturers of these types of products are increasingly investing in media-related applications, but development of these devices is still in an experimental stage and business models are new and unproven. If we are unable to offer our services on these alternative non-PC devices, we may fail to capture a sufficient share of an increasingly important portion of the market for digital media services or our costs may increase significantly.

Our network is subject to security and stability risks that could harm our business and reputation and expose us to litigation or liability.

Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security and stability risks, including:

•	our own or licensed encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or intellectual property;

•	we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our Web sites or use of our products and services;

•	someone could circumvent our security measures and misappropriate our, our partners’ or our customers’ proprietary information or content or interrupt operations;

•	our computer systems could fail and lead to service interruptions;

•	we may be unable to scale our infrastructure with increases in customer demand, including in connection with the planned relaunch of Napster; or

•	our network may experience instability caused by the transition of prior users of the VUNet USA Technologies’ service off of such service and our exclusive use of such service.

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

We are subject to risks associated with governmental regulation and legal uncertainties.

Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, taxation, gambling, security, illegal or obscene content, retransmission of media, and personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

•	limit the growth of the Internet;

•	create uncertainty in the marketplace that could reduce demand for our products and services;

•	increase our cost of doing business;

•	expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our Web sites or distributed or accessed through our products or services, with our provision of products and services, and with the features or performance of our products and Web sites;

•	lead to increased product development costs or otherwise harm our business; or

•	decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

The Digital Millennium Copyright Act (“DMCA”) includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which are determined by arbitration proceedings, known as CARP proceedings, supervised by the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under U.S. copyright law are pending. We cannot predict the outcome of these CARP proceedings and may elect instead to attempt to directly license music content for our subscription and/or non-subscription services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States, and the availability of corresponding licenses for international performances is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. Many of our systems may be affected by these rates, which may negatively impact our revenues. There are other CARPs in process which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these CARPs will also likely affect our business in ways that we cannot predict. Voluntarily negotiated rates for mechanical licenses with respect to streaming and conditional digital downloads with the Harry Fox Agency and National Music Publishers Association have not been agreed to, and we are currently operating under a standstill agreement until such time as such rates are negotiated. No agreement has been reached with performing rights societies such as ASCAP or BMI regarding whether digital downloads constitute public performances of copyrighted works that would trigger payment of public performance royalties. Depending on the rates and terms adopted for these voluntary and/or statutory licenses, our business could be harmed by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future CARPs relating to music subscription delivery services, which may also adversely affect the online distribution of music.

The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations, which in turn could harm our business.

There are a large number of legislative proposals before the United States Congress and various state legislatures regarding intellectual property, digital rights management, copy protection requirements, privacy, email marketing and security issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registration and revenue, and influence how and whether we can communicate with our customers.

We may be subject to market risk and legal liability in connection with the data collection capabilities of our products and services.

Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products send information to servers. Many of the services we provide also require that a user provide certain information to us. We post an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. Any failure by us to comply with our posted privacy policy and existing or new legislation regarding privacy issues could impact the market for our products and services, subject us to litigation and harm our business.

We may become subject to U.S. and/or overseas antitrust investigations that are currently pending against music licensing and other businesses related to online music businesses.

The Antitrust Division of the U.S. Department of Justice and certain European antitrust regulatory authorities have commenced investigations into music licensing and other business practices related to online music businesses, including the business of Pressplay. If the business of our Napster division is harmed or materially modified as a result of these investigations, our financial results and prospects could be harmed.

If we are not able to manage our growth, our business could be affected adversely.

Pressplay has expanded rapidly since it launched its Web site in December 2001. We anticipate further expanding our operations to help grow our subscriber base and to take advantage of favorable market opportunities. Any future expansion will likely place significant demands on our managerial, operational, administrative and financial resources. If we are not able to respond effectively to new or increased demands that arise because of our growth, or, if in responding, our management is materially distracted from our current operations, our business may be affected adversely. In addition, if we do not have sufficient breadth and depth of the titles necessary to satisfy increased demand arising from growth in our subscriber base, our subscriber satisfaction may be affected adversely.

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

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of June 20, 2003, we had outstanding 27,488,248 shares of common stock of which 19,561,613 shares are freely tradeable. The remaining 7,926,635 shares of common stock outstanding are “restricted securities” as defined in Rule 144. These shares include a total of 12,111 shares held by our “affiliates” (as that term is defined in Rule 144 under the Securities Act), 3,914,524 shares issued to Sony Music Entertainment Inc. and Universal Music Group in connection with our acquisition of Pressplay and 4,000,000 shares issued to certain investors as part of our recent private offering of common stock, or PIPE transaction. These restricted securities may be sold in the future pursuant to registration statements filed with the SEC or without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

As of June 20, 2003, there were an aggregate of 6,369,170 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 6,151,523 shares issuable upon exercise of options outstanding under our option plans, 117,647 shares of common stock issuable upon exercise of an outstanding warrant issued to Virgin Holdings, Inc. (“Virgin”), and 100,000 shares of common stock issuable upon exercise of an outstanding warrant issued to the trustee in the Napster bankruptcy in connection with our acquisition of the Napster assets. Virgin has piggyback registration rights with respect to 235,294 shares of our common stock currently held by Virgin (which shares are currently freely tradable under Rule 144(k)), as well as with respect to the 117,647 shares of common stock issuable upon exercise of its warrant. In addition, we have agreed with Sony Music Entertainment Inc. and Universal Music Group, Inc. to register for resale the 3,914,524 shares of common stock issued to these parties in the Pressplay acquisition and have agreed with the PIPE investors to register for sale the 4,000,000 shares issued to certain investors as part of the PIPE. We are required to file the registration statement with respect to the shares held by the PIPE investors no later than 15 business days after the closing of the PIPE, which occurred on June 19, 2003. We intend to register the shares issued to Sony and Universal on such registration statement. We may register additional shares in the future in connection with acquisitions, compensation or otherwise. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

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

ITEM 2.    PROPERTIES

Our principal executive offices are located in Santa Clara, California. The table below lists our principal leased or licensed facilities as of June 20, 2003.

Location	Description	Approximate Square Footage	Lease Expiration
Santa Clara, California	Corp. Headquarters	62,500	November 2006
Maple Grove, Minnesota	Office—Roxio Division	20,555	October 2006
Richmond Hill, Ontario, Canada	Office—Roxio Division	45,522	December 2008
New York City, New York	Office—Napster Division	10,113	November 2005
West Hollywood, California	Office—Napster Division	15,000	September 2006

Through May 1, 2002, Adaptec leased space to us in their Milpitas, California corporate headquarters. Effective April 2002, we entered into a new lease agreement for our corporate headquarters in Santa Clara, California. We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available to meet our development and expansion needs on commercially reasonable terms. In addition to the above listed facilities, we sublease certain other facilities which we are not using for our business.

ITEM 3.    LEGAL PROCEEDINGS

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Recently, Roxio settled one of these claims for cash payments totaling approximately $600,000. Roxio estimates that the low end of the range of the cost to settle the remaining MGI Software related-claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued $2.5 million as part of the purchase price allocation of MGI Software, which is included in accrued liabilities, related to the settlement of these claims. The amount, if any, necessary to settle patent claims related to Roxio’s software products cannot be determined at this time.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. The patent at issue in the case has expired, and Roxio intends to continue to defend the action. Because the case is at an early state, the outcome cannot be predicted with any certainty.

Roxio and Pressplay have been notified by a number of companies that the Pressplay online music distribution service may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by Napster, LLC to these entities. The amount of money, if any, necessary to settle these claims cannot be determined at this time.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2003.

SPECIAL ITEM.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position
Executive Officers:
Wm. Christopher Gorog	50	Chief Executive Officer and Chairman of the Board of Directors
Thomas J. Shea	38	President and Chief Operating Officer, Roxio Division
Michael J. Bebel	41	President and Chief Operating Officer, Napster Division
R. Elliot Carpenter	39	Vice President and Chief Financial Officer

Wm. Christopher Gorog has served as our chief executive officer and a director since September 2000. From September 2000 through May 2003, Mr. Gorog also served as president of Roxio. In September 2001, Mr. Gorog was elected chairman of the Board of Directors of Roxio. From February 1999 to September 2000, Mr. Gorog served as a consultant in the entertainment and media industry, including serving as advisor to J.H. Whitney, an asset management company, in HOB Entertainment, Inc.’s acquisition of Universal Concerts. From November 1995 to February 1999, Mr. Gorog served as president of new business development at Universal Studios, an entertainment company. From January 1995 to November 1995, Mr. Gorog served as executive vice president of group operations at Universal Studios. Mr. Gorog earned a B.A.S. in Telecommunications and Film from San Diego State University.

Thomas J. Shea has served as our president and chief operating officer, Roxio division since May 2003. Prior to that, Mr. Shea served as our senior vice president and chief operating officer since September 2000. Previously, Mr. Shea served as Vice President and General Manager of the Software Products Group for Adaptec. Mr. Shea held various positions within Adaptec since joining the company in 1987. Mr. Shea holds a B.S. in Electrical Engineering and Computer Science from the University of California at Berkeley.

Michael J. Bebel has served as our president and chief operating officer, Napster division since May 2003. From July 2002 to May 2003, Mr. Bebel served as the President and Chief Executive Officer of Duet GP d/b/a Pressplay and from June 2001 to July 2002, he served as its Chief Operating Officer. Prior to that, Mr. Bebel served as Executive Vice President of the eLabs division of Universal Music Group (UMG). Mr. Bebel holds an M.B.A. in management and economics and a B.S. in accounting from the State University of New York at Binghamton.

R. Elliot Carpenter has served as our vice president since August 2000 and as our chief financial officer since July 2001. From February 2001 to July 2001, Mr. Carpenter served as our vice president of finance and from August 2000 to February 2001, he served as our corporate controller. Mr. Carpenter joined Adaptec in 1992 and held senior finance positions supporting Adaptec’s Software Products Group and SCSI Host Adapter Group. At Adaptec, Mr. Carpenter served as an assistant treasurer and director of mergers and acquisitions. Mr. Carpenter holds a B.A. in both Business Economics and Germanic Languages from the University of California at Santa Barbara. Mr. Carpenter is a Certified Public Accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market under the symbol “ROXI.” The approximate number of holders of record of our common stock as of June 20, 2003 was 880.

Our common stock was first listed on the Nasdaq National Market on May 4, 2001. The range of high and low sales prices of our common stock, as reported by the Nasdaq National Market System, for fiscal 2002 and 2003 is as follows:

Quarter Ended	High	Low
June 30, 2001	$16.58	$10.91
September 30, 2001	18.17	9.59
December 31, 2001	17.89	12.00
March 31, 2002	23.08	13.80
June 30, 2002	25.30	6.12
September 30, 2002	8.20	3.00
December 31, 2002	6.15	2.25
March 31, 2003	6.74	4.25

Equity Compensation Plan Information

We currently maintain five equity compensation plans: the Amended and Restated 2000 Stock Option Plan (“2000 Plan”), the Amended and Restated 2001 Stock Plan (“2001 Plan”), the Amended and Restated 2001 Directors Option Plan (“Directors Plan”), the 2001 Employee Stock Purchase Plan (“ESPP”), and the 2002 Stock Plan (“2002 Plan”).

Equity Compensation Plans Approved by Stockholders.    Each of our 2000 Plan, 2001 Plan, Directors Plan and ESPP was approved by Adaptec, our sole stockholder at the time each plan was adopted.

Under the 2000 Plan and 2001 Plan, our Board of Directors, or a committee of the Board, may grant stock options to employees and consultants of Roxio or one of our subsidiaries and to Roxio directors. Stock purchase rights may be granted only under the 2001 Plan. The purchase price of any shares of our common stock subject to an option or stock purchase right granted under either plan will be determined by our Board or a committee of the Board at the time of grant, and may be less than the fair market value of the underlying stock at that time. Options and stock purchase rights granted under either plan may be fully vested at grant or subject to a vesting schedule determined by our Board or a committee of the Board. Each option granted under these plans will expire not more than ten years after its date of grant. Unvested shares of restricted stock issued upon exercise of stock purchase rights are subject to repurchase by Roxio upon the termination of the holder’s employment or service. To date, no stock purchase rights have been granted.

Under the Directors Plan and the 2001 Plan, stock options are automatically granted to Roxio’s non-employee directors. Options are granted at fair market value on the date of grant, vest on a quarterly basis over a four-year period and expire not more than ten years after the date of grant.

Employees participating in the ESPP may purchase common stock at the end of each purchase period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning or the end of the period. Employees generally may contribute up to 10% of their base compensation to the purchase of stock under the plan. The plan operates in overlapping 24-month offering periods, and each offering period consists of four six-month purchase periods.

Equity Compensation Plan Not Approved by Stockholders.    The 2002 Plan did not require approval of, and has not been approved by, our stockholders. The 2002 Plan allows our Board of Directors, or a committee of the Board, to grant stock options and stock purchase rights to employees and consultants of Roxio or one of our subsidiaries. Employees who are Roxio officers and Roxio directors are not eligible to receive awards under the 2002 Plan. The purchase price of any shares of our common stock subject to an option or stock purchase right granted under the 2002 Plan will be determined by our Board or a committee of the Board at the time of grant of the award, and may be less than the fair market value of the underlying stock at that time. Options and stock purchase rights granted under the 2002 Plan may be fully vested at grant or subject to a vesting schedule determined by our Board or a committee of the Board. Each option granted under the 2002 Plan will expire not more than ten years after its date of grant. Unvested shares of restricted stock issued upon exercise of stock purchase rights are subject to repurchase by Roxio upon the termination of the holder’s employment or service. To date, no stock purchase rights have been granted.

Summary Table.    The following table sets forth, for each of Roxio’s equity compensation plans, the number of our shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2003.

Plan category	Number of shares of Roxio common stock to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options(2)	Number of shares of Roxio common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	5,519,972	$9.14	518,650	(3)(4)
Equity compensation plans not approved by stockholders	734,607	$11.20	15,393	(5)
Total	6,254,579	$9.38	534,043

(1)	This column does not reflect shares that may be acquired under the ESPP in the current purchase period because that number is not determinable until the end of the period.

(2)	This column does not reflect the price of shares that may be acquired under the ESPP in the current purchase period because that price is not determinable until the end of the period.

(3)	Of these shares, 255,943 were available under the ESPP and the balance is available for option grants under our other stockholder-approved equity compensation plans.

(4)	On April 1 of each year during the term of the 2001 Plan, the total number of shares available for award purposes under the 2001 Plan will increase by the lesser of 2,000,000 shares or 6% of the total number of common shares issued and outstanding as of the immediately preceding March 31, or a lesser number determined by the Board of Directors. On April 1 of each year during the term of the ESPP, the total number of shares available for purchase under the Employee Stock Purchase Plan will increase by the lesser of 100,000 shares or 1.5% of the total number of common shares issued and outstanding as of the immediately preceding March 31, or a lesser number determined by the Board of Directors. Accordingly, on April 1, 2003, the aggregate number of shares available for issuance under the 2001 Plan increased by 1,174,415 shares and aggregate number of shares available for issuance under the ESPP increased by 100,000 shares. The information presented in this table was calculated as of March 31, 2003 and does not reflect these increases, nor any possible future increases, to the number of shares available under these plans.

(5)	All of these shares are available for option and stock purchase rights under the 2002 Plan.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data of Roxio reflect our historical operating results and balance sheet data. Our consolidated statement of operations data set forth below for the years ended March 31, 1999, 2000, 2001, 2002 and 2003 and the consolidated balance sheet data as of March 31, 1999, 2000, 2001, 2002 and 2003 are derived from audited consolidated financial statements. The audited consolidated statement of operations for the years ended March 31, 2001, 2002 and 2003 and the audited consolidated balance sheet as of March 31, 2002 and 2003 are included elsewhere in this annual report. This selected historical consolidated financial data should be read in conjunction with those financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere in this annual report.

The following consolidated statement of operations data and consolidated balance sheet data have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of our future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, our consolidated financial statements and related notes included elsewhere in this annual report. In addition, the financial information as of and for the fiscal years ended March 31, 1999, 2000 and 2001 was carved out from Adaptec’s consolidated financial statements and thus, does not necessarily reflect what our financial position and operating results would have been had we operated as a separate, stand-alone entity during these fiscal years.

	Years Ended March 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$43,129	$77,791	$121,908	$142,521	$120,408
Cost of revenues	9,000	15,652	24,627	29,154	31,410

Gross profit	34,129	62,139	97,281	113,367	88,998
Operating expenses:
Research and development	8,621	13,917	17,532	21,637	21,623
Sales and marketing	17,715	18,548	34,560	49,247	41,553
General and administrative	4,020	9,716	15,392	19,327	26,990
Amortization of goodwill and other intangible assets	1,250	6,958	15,441	6,146	6,401
Stock-based compensation charges(1)	—	149	4,865	8,110	1,936
Write-off of acquired in-process research and development(2)	—	3,393	—	1,110	—

Total operating expenses	31,606	52,681	87,790	105,577	98,503

Income (loss) from operations	2,523	9,458	9,491	7,790	(9,505)
Other income, net	—	—	—	1,285	471

Income (loss) before provision for income tax	2,523	9,458	9,491	9,075	(9,034)
Provision for income tax	413	4,288	5,921	6,726	910

Net income (loss)	$2,110	$5,170	$3,570	$2,349	$(9,944)

Net income (loss) per share:
Basic	$0.13	$0.31	$0.22	$0.14	$(0.51)

Diluted	$0.13	$0.31	$0.22	$0.13	$(0.51)

Weighted average shares used in computing net income (loss) per share:
Basic	16,500	16,500	16,500	17,216	19,477

Diluted	16,500	16,500	16,500	17,518	19,477

(1)

For the year ended March 31, 2000, stock based compensation charges totaled $149,000 relating to research and development activities. For the year ended March 31, 2001, stock based compensation charges totaled $4.9 million, of which $45,000 relates to cost of revenues, $3.1 million relates to research and development activities, $570,000 relates to sales and marketing activities and $1.2 million relates to general and administrative activities. For the year ended March 31, 2002, stock based compensation charges totaled $8.1 million, of which $103,000 relates to cost of revenues, $1.5 million relates to research and development activities, $4.2 million relates to sales and marketing activities and $2.3 million relates to general and administrative activities. For the year ended March 31, 2003, stock based compensation charges totaled $1.9 million, of which $49,000 relates to cost of revenues, $715,000 relates to research and development activities, $113,000 relates to sales and marketing activities and $1.1 million relates to general and administrative activities.

(2)	The consolidated statement of operations data for the year ended March 31, 2000 includes results of operations of CeQuadrat GmbH from July 1, 1999 and Wild File, Inc. from March 11, 2000. The acquisitions of CeQuadrat GmbH and Wild File, Inc. resulted in write-offs of acquired in-process research and development of $3.0 million and $377,000, respectively. The consolidated statement of operations data for the year ended March 31, 2002 includes results of operations of MGI Software Corp. from January 31, 2002 through March 31, 2002. The acquisition of MGI Software Corp. resulted in a write-off of acquired in-process research and development of $1.1 million.

	As of March 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$4,708	$6,542	$14,919	$54,209	$44,605
Total assets	10,249	57,866	66,172	156,632	152,936
Long-term obligations	—	—	—	921	5,490
Total owner’s net investment/stockholders’ equity	6,393	44,748	40,617	121,728	116,192

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Roxio is a leading provider of digital media software and services for the consumer market. We have pioneered the development of consumer software products which allow our customers to create, manage and move their rich digital media. Our strategy is to expand our offerings for both products and services to allow for even easier management of and access to rich digital entertainment and personal media, including music, photos and video. We provide software that enables individuals to record digital content onto CDs and DVDs as well as photo and video editing products. Taken together, these products enable us to deliver a comprehensive digital media solution to our customers. Through our Pressplay service, users can stream, download and burn a wide variety of digital music. Our products and services allow customers to access, archive, create, customize and share digital materials in formats compatible with the growing number of digital entertainment devices such as personal computers (“PCs”), CD and DVD players, compressed audio players and personal digital assistants.

Effective with our acquisition of Pressplay on May 19, 2003, we operate our business in two divisions, the consumer software products division and the online music distribution division. To date, we have derived substantially all of our revenue from sales of consumer software products. For a description of developments related to the online music distribution business, see Part I, Item 1, “Recent Developments.”

Our Business

We derive revenues by sales of our products primarily through distributors and to end users through our web site and toll-free number. We also sell to original equipment manufacturers (“OEMs”). Distributors resell standard and deluxe versions of our products to retailers of computer software products. The deluxe versions of our products include more features than the standard versions. Sales to distributors and direct sales to end users through our web site and toll-free number collectively represented 40% of our net revenues in fiscal 2001, 60% in fiscal 2002 and 72% in fiscal 2003. However, the number of units sold to our distributors and end users represented less than 10% of the total number of units sold in fiscal 2001, less than 10% in fiscal 2002 and approximately 12% in fiscal 2003. We expect that sales to distributors and direct sales to end users will continue to increase as a percentage of our total sales.

We also sell our software products to OEMs such as PC manufacturers and CD and DVD recordable drive manufacturers and integrators. Generally, OEMs bundle a standard version of our software together with their products pursuant to licensing agreements with us. Sales to OEMs represented 60% of our net revenues in fiscal 2001, 40% in fiscal 2002 and 28% in fiscal 2003. In the future, we anticipate that CD-recording technology revenues from our standard products to OEMs will continue to decline in total and as a percentage of total net revenues as a result of increased cost pressure with our customers and competition in the maturing CD-recording technology. We believe that these declines may be partially offset by increases from our new DVD technologies or from imaging and digital video-editing technologies licensed to OEMs.

International sales, defined as sales from our international subsidiaries, accounted for approximately 33% of our net revenues in fiscal 2001, 29% in fiscal 2002 and 34% in fiscal 2003.

One of our distributors, Ingram Micro, accounted for 21% of net revenues in fiscal 2001, 32% in fiscal 2002 and 22% in fiscal 2003. A second distributor, Navarre Corporation, accounted for less than 10% of net revenues in each of fiscal 2001 and 2002 and 18% in fiscal 2003. One OEM customer, Dell Computer Corporation, accounted for 11% of net revenues in fiscal 2001, less than 10% in fiscal 2002 and 12% in fiscal 2003.

Mergers, Acquisitions and Divestitures

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

In November 2002, we acquired certain assets of Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc. in exchange for $6.1 million in total consideration which consisted of $5.7 million in cash and warrants to purchase up to 100,000 shares of Roxio’s common stock.

Subsequent to our fiscal year end, in April 2003, we sold assets related to our GoBack system recovery product to Symantec for approximately $13 million in cash. Of the total purchase price, $2.75 million will be held in escrow for a period of one year. The transaction is taxable.

Also subsequent to our fiscal year end, in May 2003, we acquired Pressplay, a premier online music service. Pressplay will serve as the foundation for the launch of our new legal on-line music service under the Napster brand. Under the terms of the agreement, we acquired substantially all of the ownership of Pressplay. We purchased its ownership for $12.5 million in cash and approximately 3.9 million shares of our common stock. This acquisition will be accounted for as a purchase. As a result, the total purchase price will be allocated to tangible and intangible assets. Acquired intangible assets will be then amortized over their economic life, whereas the residual of the purchase price will be classified as goodwill and evaluated for impairment at least on an annual basis. We anticipate that the issuance of the 3.9 million shares of common stock in association with the acquisition will have a potentially dilutive effect on earnings per share in future periods. If these shares had been outstanding for all of 2003 their effect on earnings per share would have been anti-dilutive.

Basis of Presentation

Our fiscal year ends on March 31. Unless otherwise stated, all years and dates refer to our fiscal year.

We were incorporated in August 2000 as a wholly-owned subsidiary of Adaptec, Inc. (“Adaptec”) to conduct substantially all of the business of its software products group. Upon legal separation from Adaptec in May 2001, Adaptec transferred to Roxio substantially all of the assets and liabilities that appeared on Roxio’s consolidated balance sheet. Prior to legal separation on May 5, 2001, we conducted our business as an operating segment of Adaptec.

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

For approximately 12 months following the separation date, Adaptec provided transitional services and support in the areas of information technology systems, supply chain, buildings and facilities, marketing and communications, finance and accounting. Specified charges for transition services were generally cost plus 5% and, for products purchased from Adaptec, cost plus 10%. Although the fees provided for in the agreements were intended to represent the fair market value of these services, we cannot assure you that these fees necessarily reflected the costs of obtaining the services from unrelated third parties or of our providing these services internally. However, we believe that purchasing these services from Adaptec provided an efficient means of obtaining these services during the transition period. We do not believe that these arrangements with Adaptec materially altered our financial position or results of operations during the transition period. Substantially all of the agreements for transitional services have now been terminated. During fiscal 2002 and 2003, we negotiated new or revised agreements with various third parties as a separate, stand-alone entity. As part of Adaptec, we benefited from various economies of scale including shared global administrative functions, facilities and product distribution. Our costs have increased as a result of our becoming a separate, stand-alone entity.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Note 1 to Consolidated Financial Statements provides a summary of our significant accounting policies. Certain of these policies require substantial judgment on the part of management. These critical accounting policies and the effect that changes in management’s estimates could have on our consolidated financial statements are further described below.

Revenue recognition.    We recognize revenues in accordance with Staff Accounting Bulleting (“SAB”) 101, “Revenue Recognition in Financial Statements” and American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.” We primarily sell our software products through two channels: OEMs and distributors.

For software product sales to OEMs, revenues are generally recognized based on reported product shipments from OEMs to their customers provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. For arrangements in which all elements are not delivered at the point of reported product shipment, revenues are deferred and amortized over the fulfillment period.

For software product sales to distributors, revenues are recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users additionally have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SAB 101. These allowances are recorded as a direct reduction of revenues and accounts receivable. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues. If at any point in the future we become unable to estimate returns reliably, we could be required to defer recognizing revenues until the distributor notifies us that the product has been sold to an end user. We utilize mail-in rebates (“MIRs”) as a marketing tool to promote our products and acquire new customers. Estimated redemption of MIRs is recorded as a direct reduction to revenues and is accrued at the date the related revenues are recognized. Estimates are based upon historical redemption rates and current market factors.

For direct software product sales to end users, revenues are recognized upon shipment by us to the end users provided all appropriate revenue recognition criteria have been met.

Costs related to post-contract customer support (“PCS”) are accrued at the date the related revenues are recognized. PCS obligations relate to telephone support, and minor bug fixes and updates are downloadable from our web site. As no separate charge is made for the PCS and the PCS is available for a period of less than one year, we do not ascribe any value to the PCS or defer any portion of revenues for it. If PCS services become a more significant portion of our costs, we may be required to assign a portion of our revenues to PCS and recognize those revenues over the period of the PCS services.

Allowance for doubtful accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. Generally, our customer payment terms do not exceed 45 days. In addition, we maintain a separate reserve for all invoices by applying a percentage based on the age category and an analysis of our historical experience of bad debts. We also monitor our accounts receivable for any build-up to any one customer, industry or geographic region. One customer, a large distributor, accounted for approximately 36% of our accounts receivable at March 31, 2002 and 27% at March 31, 2003. A second customer accounted for less than 10 % of accounts receivable at March 31, 2002 and 29% at March 31, 2003. A third customer accounted for less than 10 % of accounts receivable at March 31, 2002 and 19% at March 31, 2003. A fourth customer accounted for less than 10 % of accounts receivable at March 31, 2002 and 12% at March 31, 2003. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable, including changes in general economic conditions, may result in a requirement for additional allowances in the future.

Long-lived assets.    Our long-lived assets consist primarily of goodwill and other intangible assets and property and equipment. We review long-lived assets for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such events or circumstances include, but are not limited to, significant changes in general economic conditions, a significant decrease in the fair value of the underlying business, difficulty or delays in integrating an acquired business or a significant change in the operations of our business.

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

We assess impairment of goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that a two-step test be performed. Because Roxio constituted one reporting unit as of March 31, 2003, as defined by SFAS No. 142, this test has been performed on a total company basis. First, the fair value of Roxio is compared to its net book value. If the fair value exceeds the net book value, goodwill is not impaired and no further testing is performed. If the net book value exceeds the fair value, then the implied fair value of our goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference will be recorded. Because our fair market value from the date of legal separation through March 31, 2003 exceeded our net book value, we have determined that goodwill is not impaired.

Investments in non-consolidated company.    We have made an investment in an early stage private company, YesVideo. This investment is accounted for under the cost method, as we do not have the ability to exercise significant influence over this company’s operations. We periodically monitor this investment for impairment and will record a reduction in carrying values if and when necessary. The evaluation process is based upon information that we request from this privately held company. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for this evaluation is subject to the timing and accuracy of the data received from this company. As part of the evaluation process, the review includes, but is not limited to, a review of the company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If we determine that the carrying value of the company is at an amount below fair value, or if the company completes a financing based upon a valuation significantly lower than our initial investment, it is our policy to record a reserve and the related write-down would be recorded as an investment loss on our consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

At March 31, 2003, we had $3.0 million invested in YesVideo. If the company does not complete an initial public offering or is not acquired by a publicly traded company for cash, we may not be able to sell this investment. In addition, even if we are able to sell this investment, there can be no assurance that we will be able to sell it at a gain or even recover our investment. The prolonged general decline in the NASD National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on this investment. As of March 31, 2003, we had recorded no loss on this investment in YesVideo.

Product development costs.    Costs for the development of new software are expensed as incurred until technological feasibility has been established, at which time any additional development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” For all software development projects to date, management has determined that under our current software development process, the product is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $4.0 million as of March 31, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of net operating losses and accrued liabilities and other provisions, not currently deductible for tax purposes. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenues for the periods indicated:

	As a Percentage of Net Revenues
	For the Years Ended March 31,
	2001	2002	2003
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	20.2	20.5	26.1

Gross margin	79.8	79.5	73.9
Operating expenses:
Research and development	14.4	15.2	18.0
Sales and marketing	28.3	34.5	34.5
General and administrative	12.6	13.6	22.4
Amortization of goodwill and other intangible assets	12.7	4.3	5.3
Stock-based compensation charges	4.0	5.7	1.6
Write-off of acquired in-process research and development	—	0.8	—

Total operating expenses	72.0	74.1	81.8

Income (loss) from operations	7.8	5.4	(7.9)
Other income, net	—	0.9	0.4

Income (loss) before provision for income tax	7.8	6.3	(7.5)
Provision for income tax	4.9	4.7	0.8

Net income (loss)	2.9%	1.6%	(8.3)%

Comparison of Years Ended March 31, 2001, 2002 and 2003

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

Net revenues were $121.9 million in fiscal 2001, $142.5 million in fiscal 2002 and $120.4 million in fiscal 2003. The increase in fiscal 2002 was primarily due to an increase in deluxe product revenues of $36.2 million, largely driven by higher distributor sales of our Easy CD Creator 5 which was released in the fourth quarter of fiscal 2001, partially offset by a decrease in OEM revenues of $15.6 million.

Net revenues decreased 16% during fiscal 2003 as compared to an increase of 17% during fiscal 2002. The decrease in fiscal 2003 resulted from a decrease in OEM revenues of $23.7 million, reflecting lower per unit royalty rates, partially offset by an increase in deluxe product revenues of $1.6 million, driven by higher distributor sales of our Easy CD & DVD Creator 6 which was released in the fourth quarter of fiscal 2003.

Products acquired through the acquisition of MGI Software contributed additional net revenues of approximately $3.8 million in fiscal 2002 and $18.0 million in fiscal 2003.

In both fiscal years, worldwide growth in shipments to OEMs continued. However, average per-unit license fee reductions completely offset higher unit volume shipments in fiscal 2002 and 2003. We are continuing to experience downward pricing pressure on the per unit royalty rates we receive from our OEMs due to continued pressure on the OEM’s margins as well as increased competition. OEM revenues accounted for $73.1 million or 60% of net revenues in fiscal 2001, $57.5 million or 40% in fiscal 2002 and $33.9 million or 28% in fiscal 2003.

Revenues of deluxe products through the combination of distributors and direct sales accounted for a larger portion of our total revenues than in prior periods. These sales accounted for $48.8 million or 40% of net revenues in fiscal 2001, $85.0 million or 60% in fiscal 2002 and $86.5 million or 72% in fiscal 2003.

Gross Margin

Gross margin is the percentage of profit from net revenues after deducting cost of revenues, which includes costs related to the physical goods shipped, third party licensed intellectual property, freight, warranty, end user technical support and scrap. Our gross margin from OEM revenues is generally significantly higher than our gross margin from distributor revenues primarily due to lower product costs and to a lesser extent due to a different level of product support effort associated with OEM sales compared to distributor sales. For sales of our products through OEMs, the OEMs are responsible for the first level of product support and we only provide a second level of support to the OEM. We expect gross margin to fluctuate on a quarterly basis based on the relative mix of OEM and distributor revenues. Additionally, over time, our overall gross margin may decline somewhat as the relative percentage of net revenues derived from distributor sales increases and if we are unable to offset margin reductions through less expensive distribution, packaging and support costs.

Gross margin was 79.8% of net revenues in fiscal 2001, 79.5% in fiscal 2002 and 73.9% in fiscal 2003. In fiscal 2002, the change in our revenue mix toward a higher percentage of distributor revenues resulted in increased production costs and accounted for a decrease of approximately two percentage points in gross margin. This was offset by a reduction in technical support costs, primarily in the first half of fiscal 2002.

In fiscal 2003, the decrease in the margin was primarily a result of the change in sales mix to a higher percentage of distributor sales of our deluxe products, which carry a lower margin, and a lower percentage of product licensing to OEMs, which carry a higher margin. The decrease was also due to increases in the cost of technical support services and royalty expenses. We believe that gross margins may decrease further in the future as the mix continues to shift towards distributor sales and as we increase the revenues from our online music distribution division which will have lower gross margins than our historical levels of gross margins.

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

Research and Development.    Research and development expenses were $17.5 million in fiscal 2001, $21.6 million in fiscal 2002 and $21.6 million in fiscal 2003. Research and development expenses as a percentage of net revenues were 14.4% in fiscal 2001, 15.2% in fiscal 2002 and 18.0% in fiscal 2003.

Research and development expenses increased 23% in fiscal 2002 from fiscal 2001. This increase was primarily due to additional personnel and consultants to support increased development efforts for both CD and DVD-recordable software products.

Research and development expenses remained unchanged during fiscal 2003 from fiscal 2002. In fiscal 2003, there was an increase in payroll and related costs of $2.7 million and an increase in rental expense of $2.1 million, primarily attributable to the acquisition of MGI. However, this increase was substantially offset by a reduction in bonus expense of $3.0 million, a reduction in outside services expense of $700,000 and a reduction in various other expenses of $1.1 million.

Research and development headcount was 106 at March 31, 2001, 204 at March 31, 2002 and 189 at March 31, 2003. We expect that research and development expenses will increase in absolute dollars for the foreseeable future as we intend to continue to invest in product development.

Sales and Marketing.    Sales and marketing expenses were $34.6 million in fiscal 2001, $49.2 million in fiscal 2002 and $41.6 million in fiscal 2003. Sales and marketing expenses as a percentage of net revenues were 28.3% in fiscal 2001, 34.5% in fiscal 2002, and 34.5% in fiscal 2003.

Sales and marketing expenses increased 42% in fiscal 2002 from fiscal 2001. Approximately two-thirds of the increase in absolute dollars resulted from higher advertising and promotion expenses related to building our product brands. The remainder of the increase related to higher staffing levels as we expanded our sales and marketing team to pursue revenue generating opportunities.

Sales and marketing expenses decreased 16% in fiscal 2003 from fiscal 2002. The decrease in sales and marketing expenses was primarily due to a reduction in advertising expense of $9.1 million, a reduction in bonus expense of $1.4 million and a reduction in various other expenses of $1.3 million. This was partially offset by an increase in payroll and related costs of $2.2 million and an increase in rental expense of $1.9 million primarily attributable to the acquisition of MGI Software.

Sales and marketing headcount was 55 at March 31, 2001, 108 at March 31, 2002 and 93 at March 31, 2003. We expect that sales and marketing expenses will increase in absolute dollars for the foreseeable future as we intend to invest in marketing and advertising focused on building our corporate identity and to continue our current efforts to build our product and service brands.

General and Administrative.    General and administrative expenses were $15.4 million in fiscal 2001, $19.3 million in fiscal 2002 and $27.0 million in fiscal 2003. General and administrative expenses as a percentage of net revenues were 12.6% in fiscal 2001, 13.6% in fiscal 2002 and 22.4% in fiscal 2003.

General and administrative expenses increased 26% in fiscal 2002 from fiscal 2001. This increase resulted primarily from payroll and other related costs associated with establishing a senior management team and dedicated human resources, information technology and finance support for us to operate as a stand alone entity.

General and administrative expenses increased 40% in fiscal 2003 from fiscal 2002. The increase resulted primarily from a $3.0 million settlement of a lawsuit by certain former shareholders of Incat Systems and

$1.8 million of related legal expense. Also contributing to this increase was the integration of MGI Software. The integration of MGI Software contributed to an increase in payroll and related costs of $1.9 million, an increase in rent expense of $1.9 million and an increase in outside services of $1.9 million. The increase in general and administrative expenses in fiscal 2003 was partially offset by a reduction in bonus expense of $2.0 million and a reduction in various other expenses of $1.0 million.

General and administrative headcount increased from 31 at March 31, 2001 to 67 at March 31, 2002 and 68 at March 31, 2003. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future as we accommodate our growth, add related infrastructure and incur expenses related to being a public company.

Amortization of Goodwill and Other Intangible Assets.    Amortization of goodwill and other intangible assets was $15.4 million in fiscal 2001, $6.1 million in fiscal 2002 and $6.4 million in fiscal 2003. This expense represented 12.7% of net revenues in fiscal 2001, 4.3% in fiscal 2002 and 5.3% in fiscal 2003.

Amortization of goodwill and other intangible assets decreased 60% in fiscal 2002 from fiscal 2001. In fiscal 2001, this expense consisted of the amortization of goodwill and other intangible assets related to the acquisition of CeQuadrat and Wild File. We elected to early adopt SFAS No. 142 effective April 1, 2001, and accordingly, we ceased to amortize goodwill on that date. The reduction in amortization expense in fiscal 2002 is due to the adoption of SFAS No. 142 partially offset by $400,000 of amortization of intangible assets from the acquisition of MGI Software in January 2002. See Note 6—Goodwill and Other Intangible Assets of Notes to Consolidated Financial Statements for a reconciliation of the effect of the adoption of SFAS No. 142.

Amortization of goodwill and other intangible assets increased 4% in fiscal 2003 from fiscal 2002. This increase was due to additional expense of $3.2 million related to the intangible assets recorded in connection with our acquisition of MGI Software in January 2002 and Napster in November 2002, offset by the cessation of amortization expenses related to CeQuadrat’s intangible assets in the second quarter of fiscal 2003 as these intangible assets were now fully amortized. Although we have not completed the accounting for the Pressplay transaction, we expect that there will be some charges relating to the amortization of identifiable intangible assets in the quarter ending June 30, 2003 and that this amortization will likely continue in future quarters.

Stock Based Compensation Charges.    Stock-based compensation charges relate to the amortization of costs associated with stock and warrants issued to Virgin Holding Inc. (“Virgin”), stock options issued to employees, and the commitment of Roxio stock options to Adaptec employees who became Roxio employees.

Stock based compensation charges were $4.9 million in fiscal 2001, $8.1 million in fiscal 2002 and $1.9 million in fiscal 2003. This expense represented 4.0% of net revenues in fiscal 2001, 5.7% in fiscal 2002 and 1.6% in fiscal 2003.

Stock based compensation charges increased 67% in fiscal 2002 from fiscal 2001. In fiscal 2001, we recorded $2.4 million in non-cash charges associated with stock option commitments made in the third quarter of fiscal 2001 to Adaptec employees who were projected to become Roxio employees upon legal separation. Also, in fiscal 2001, we recorded stock-based compensation charges of $2.4 million related to the assumption of restricted stock as part of the Wild File acquisition in the fourth quarter of fiscal 2000. Stock based compensation charges increased substantially in fiscal 2002 due to additional stock-based compensation charges related to the issuance of stock option grants to Roxio employees and the issuance of common stock and warrants to Virgin.

Stock based compensation charges decreased 76% in fiscal 2003 from fiscal 2002. This decrease was due to lower amortization expenses recorded in fiscal 2003. In fiscal 2002, we recorded deferred stock-based compensation of $11.7 million related to the issuance of stock option grants to Roxio employees at exercise prices below fair market value at the date of grant and the re-measurement of stock options granted to

Adaptec employees who became Roxio employees upon legal separation. Amortization related to these stock options totaled $4.4 million in fiscal 2002 and $2.5 million in fiscal 2003. Also, in fiscal 2002, we recorded an additional $877,000 of non-cash charges associated with stock option commitments made in the third quarter of fiscal 2001 to Adaptec employees who were projected to become Roxio employees upon legal separation. In addition, in fiscal 2002, we issued common stock and a warrant to Virgin and recorded stock-based compensation of $2.8 million in connection with this transaction. In fiscal 2003, we recorded the remaining amortization expense of $175,000 related to the issuance of common stock to Virgin and an expense reduction of $705,000 related to the re-measurement of the warrant.

Write-off of Acquired In-Process Research and Development.    In connection with our acquisition of MGI Software in January 2002, we wrote off $1.1 million related to in-process research and development. See Note 2—Business Combinations of Notes to Consolidated Financial Statements.

Other Income, Net

Prior to fiscal 2002, we did not have cash equivalents and short-term investments as Adaptec managed cash on a centralized basis. Accordingly, we did not record any interest income prior to fiscal 2002. In fiscal 2002, other income, net, consisted primarily of interest income on our cash equivalents and short-term investments. In fiscal 2003, other income, net, consisted of approximately $892,000 of interest income on our cash equivalents and short-term investments, $222,000 of interest expense from our revolving credit line, a $450,000 gain on the sale of certain GoBack patents to Smead, $571,000 of realized losses on foreign transactions and $78,000 of other expenses.

Provision for Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable and the change during the period in deferred tax assets and liabilities. See Note 8—Income Taxes of Notes to Consolidated Financial Statements.

Our effective income tax rates were 62% in fiscal 2001, 74% in fiscal 2002 and (10%) in fiscal 2003. Our effective tax rate differs from the Federal statutory rate of 35% in fiscal 2001 primarily due to non-deductible acquisition charges and stock based compensation. In fiscal 2001, our operating results were included in Adaptec’s consolidated United States federal and state income tax returns. The provision for income taxes in our financial statements for those years has been determined on a separate return basis. Prior to our separation from Adaptec, Roxio benefited from an advantageous tax rate system in Singapore, which resulted in a lower effective tax rate for fiscal 2001. Our effective tax rate differs from the Federal statutory rate of 35% in fiscal years 2003 and 2002 primarily due to stock based compensation that is not deductible for tax purposes and taxes in foreign jurisdictions. We are subject to tax in jurisdictions in which we operate around the world. Our future effective tax rate will be impacted by our organizational structure and the geographic distribution of our worldwide revenue and profitability. As a result of these factors, our effective tax rate may vary in the future.

Liquidity and Capital Resources

Prior to legal separation, Adaptec managed cash on a centralized basis. Adaptec collected cash receipts associated with our business and provided us funding to cover our disbursements. Accordingly, we have reported no cash or cash equivalents prior to legal separation on May 5, 2001. As of March 31, 2003, we had cash, cash equivalents and short-term investments of $53.5 million and working capital of $44.6 million.

Net cash provided by operating activities was $15.5 million in fiscal 2001, $24.1 million in fiscal 2002 and $9.6 million in fiscal 2003. Operating cash flows in fiscal 2001 primarily reflected net income of $3.6 million, non-cash charges for depreciation and amortization of $16.6 million and stock-based compensation charges of $4.9 million, and a net change in operating assets and liabilities of $6.1 million. Operating cash flows in fiscal 2002 primarily reflected net income of $2.3 million, non-cash charges for depreciation and amortization of $7.4 million, stock-based compensation charges of $8.1 million, the write-off of acquired in-process research and development of $1.1 million, and a net change in operating assets and liabilities of $5.4 million. Operating cash flows in fiscal 2003 primarily reflected a net loss of $9.9 million, non-cash charges for depreciation and amortization of $9.7 million, net stock-based compensation charges of $1.9 million, and a net change in operating assets and liabilities of $8.8 million.

Net cash used in investing activities was $2.9 million in fiscal 2001, $10.8 million in fiscal 2002 and $24.9 million in fiscal 2003. Cash used in investing activities in fiscal 2001 consisted of capital expenditures of $1.3 million and $1.6 million in capitalized web site development costs. In fiscal 2002, $3.8 million was used to purchase capital equipment, $4.7 million was used to purchase short-term investments and $251,000 was added to capitalized web site development costs. We also used $2.0 million in our acquisition of MGI Software, net of cash acquired of $770,000. In fiscal 2003, $4.2 million was used to purchase capital equipment, $5.7 million was used to purchase Napster’s assets, $27.6 million was used to purchase short-term investments and $3.0 million was used to invest in YesVideo. The outflows of cash were offset partially by proceeds of $15.6 million received from the sales and maturities of our marketable securities.

Net cash used in financing activities was $12.6 million in fiscal 2001 resulting from cash transfers to Adaptec. Net cash provided by financing activities in fiscal 2002 was $34.0 million, primarily from the transfer of $27.4 million in net cash from Adaptec to fund our operations as a stand-alone entity. This amount consisted of $33.2 million transferred to us on the date of legal separation net of $5.8 million transferred by us to Adaptec prior to legal separation. In addition, we received proceeds from the exercise of stock options and the employee stock purchase plan totaling $4.7 million and proceeds from the sale of our common stock to a strategic partner of $2.0 million. Net cash provided by financing activities in fiscal 2003 included proceeds of $5.0 million of cash borrowed through our line of credit and $1.4 million from the exercise of stock options and the employee stock purchase plan. The inflows cash were partially offset by $1.1 million of cash disbursed for the repurchase and retirement of our common stock under our authorized buy-back program and $557,000 of principal cash payments made on our capital lease obligations.

Our major commitments relate to payments for operating leases related to our facilities and capital leases related to equipment. At March 31, 2003, future commitments under operating leases totaled $9.8 million, payable through 2008, and future commitments under capital leases totaled $1.2 million, payable through 2007.

The future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of March 31, 2003 are as follows (in thousands):

	Capital Leases	Operating Leases
2004	$667	$2,642
2005	435	2,670
2006	59	2,457
2007	15	1,778
2008	—	267

Total minimum lease payments	1,176	$9,814

Less amount representing interest (at 4.83% to 8.65%)	(80)

Obligations under capital leases	1,096
Less current portion	(606)

Long term capital lease obligation	$490

We also sublease one of our facilities to an unrelated third party. The sublease expires in October 2004. Expected future minimum sublease income is $562,000 in fiscal 2004 and $328,000 in fiscal 2005.

In January 2002, we entered into an agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum and expires in January 2005. The line of credit contains certain covenants that require us to maintain certain financial ratios. The covenants require (i) quick ratio of cash and accounts receivable to current liabilities of at least 1.50 to 1.00 at the end of each fiscal quarter throughout the term of the agreement, (ii) ratio of total liabilities to effective tangible net worth of not greater than 1.25 to 1.00 at the end of each fiscal quarter throughout the term of the agreement. As of March 31, 2003, we were in compliance with all such covenants. There was $5.0 million outstanding under the line of credit at March 31, 2003. In April 2003, the quick ratio covenant was replaced with a new covenant whereby we must maintain a minimum balance of $25 million in the sum of cash, cash equivalents and short-term investments.

Our long-term debt consisted of the following at March 31, 2002 and March 31, 2003:

	March 31,
	2002	2003
	(in thousands)
Revolving credit agreement	$—	$5,000
Obligations under capital leases with interest rates ranging from 4.83% to 8.65%	921	490

Long-term debt	$921	$5,490

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

We have never held derivative financial instruments and do not engage in hedging activities. As a result of having a revolving line of credit, we may be exposed to near-term adverse changes in interest rates or other market prices.

Subsequent to our fiscal year end, in April 2003, we sold assets related to our GoBack system recovery product to Symantec for approximately $13 million in cash and acquired substantially all of the interests of Pressplay for $12.5 million in cash and 3.9 million shares of Roxio common stock.

Also subsequent to our fiscal year end, on June 19, 2003, we issued 4,000,000 shares of our common stock in a private placement to certain accredited investors. The shares were sold at a price of $5.50 per share with gross proceeds of $22,000,000. We are obligated under the purchase agreements to file a registration statement on Form S-3 for the resale of the shares within 15 business days of the close of the financing. The gross proceeds will be reduced by placement fees and legal and accounting fees totaling approximately $1.4 to $1.6 million.

As of the end of May 2003 and including the net value of the $22 million from the financing completed on June 20, 2003, Roxio had in total approximately $68 million in cash, cash equivalents and short term investments. We anticipate that this balance will decline in the near term based on the use of cash to relaunch Napster and will likely continue to decline until the online music distribution reaches wide adoption, if ever, or the software business is able to generate offsetting positive cash flows, which cannot be assured.

Litigation

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Recently, Roxio settled one of these claims for cash payments totaling approximately $600,000. Roxio estimates that the low end of the range of the cost to settle the remaining MGI Software related-claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued $2.5 million as part of the purchase price allocation of MGI Software, which is included in accrued liabilities, related to the settlement of these claims. The amount, if any, necessary to settle patent claims related to Roxio’s software products cannot be determined at this time.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. The patent at issue in the case has expired, and Roxio intends to continue to defend the action. Because the case is at an early state, the outcome cannot be predicted with any certainty.

Roxio and Pressplay have been notified by a number of companies that the Pressplay online music distribution service may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by Napster, LLC to these entities. The amount of money, if any, necessary to settle these claims cannot be determined at this time.

Roxio is a party to other litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Roxio believes that the final outcome of such matters will not have a material adverse impact on its business, financial position or results of operations.

Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No.146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No.146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. Roxio adopted SFAS No.146 during the fourth fiscal quarter ended March 31, 2003. The provisions of EITF No. 94-3 continues to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No.146. The effect upon adoption of SFAS No.146 is to change on a prospective basis the timing of when restructuring charges are recorded, from a commitment date approach to the date when the liability is incurred. The adoption of SFAS 146 has not had a material effect on Roxio’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ended after December 15, 2002. Roxio adopted FIN 45 during the fourth quarter ended March 31, 2003. The adoption of FIN 45 did not have a material effect on Roxio’s financial statements. The following is a summary of the agreements that we have determined are within the scope of FIN 45:

As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners, subsidiaries and/or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of a company, we assume the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. All previous obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these types of agreements as of March 31, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have not incurred significant expense under its product or services warranties. As a result, we believe the estimated fair value on these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. Roxio adopted SFAS No. 148 during the fourth quarter ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on Roxio’s financial.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 will be effective for interim periods beginning after June 15, 2003. Roxio does not expect the adoption of EITF No. 00-21 will have a material effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which relates to the identification of, and financial reporting for, variable-interest entities (“VIEs”). FIN 46 has far-reaching effects and applies to new entities that are created after January 31, 2003, as well as to existing VIEs no later than the beginning of the first interim or annual reporting period that starts after July 1, 2003. Roxio is currently evaluating the impact of the adoption on its financial position and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our cash, cash equivalents and short-term investments with high quality financial institutions and, as part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. Amounts deposited with these institutions may exceed federal depository insurance limits. In addition, the portfolio of investments conforms to our policy regarding concentration of investments, maximum maturity and quality of investment.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2003. Our cash equivalents are invested in money market funds, commercial paper and municipal securities, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities.

	Maturing in
	Less than One Year	More than One Year	Total	Estimated Fair Value
	(Dollars in thousands)
Short-term investments	$10,231	$6,446	$16,677	$16,677
Weighted-average interest rate	3.76%	2.60%

We do not currently hold any derivative instruments and do not engage in hedging activities. We have available to us a $15 million revolving line of credit. Currently, there is $5.0 million outstanding under the line of credit that bears interest at either a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime rate plus 0.5% per annum and expires in January 2005. We do not hold any other variable interest rate debt. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

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

For foreign subsidiaries whose functional currency is the U.S. dollar, certain assets and liabilities are re-measured at the period end or historical rates as appropriate. Revenues and expenses are re-measured at the average rate during the period. Currency translation gains and losses are recognized in current operations.

We sell our products primarily to original equipment manufacturers and distributors throughout the world. Prior to legal separation from Adaptec, sales to customers and cash and cash equivalents were primarily denominated in U.S. dollars. However, since legal separation, we have been transitioning the sales of our international subsidiaries to Euro and Japanese yen. Cash and cash equivalents are predominantly denominated in U.S. dollars.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15 (a).

Unaudited Quarterly Results of Operations

	Three Months Ended
	June 30, 2001	Sep. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sep. 30, 2002	Dec. 31, 2002	Mar. 31, 2003
	(in thousands, except per share data)
Net revenues	$36,955	$30,508	$36,164	$38,894	$32,303	$27,919	$26,430	$33,756
Gross profit	$29,314	$25,247	$27,996	$30,810	$23,853	$21,011	$18,901	$25,233
Net income (loss)	$2,378	$(1,008)	$639	$340	$(1,220)	$(1,848)	$(9,200)	$2,324
Net income (loss) per share:
Basic	$0.14	$(0.06)	$0.04	$0.02	$(0.06)	$(0.09)	$(0.47)	$0.12
Diluted	$0.14	$(0.06)	$0.04	$0.02	$(0.06)	$(0.09)	$(0.47)	$0.12
Weighted average shares used in computing net income (loss) per share:
Basic	16,625	16,793	16,883	18,568	19,506	19,480	19,422	19,498
Diluted	17,006	16,793	17,591	19,767	19,506	19,480	19,422	19,783

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2003 annual meeting of stockholders to be held on September 18, 2003. Information concerning our executive officers and key employees is included in Part I.

ITEM 11.    EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2003 annual meeting of stockholders to be held on September 18, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2003 annual meeting of stockholders to be held on September 18, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2003 annual meeting of stockholders to be held on September 18, 2003.

ITEM 14.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days before the filing date of this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding required disclosures.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

(b)  Reports on Form 8-K:

There were no reports on Form 8-K filed during the three-month period ended March 31, 2003.

ROXIO, INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Roxio, Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Roxio, Inc. and its subsidiaries at March 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 43 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, effective April 1, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

San Jose, California

April	29, 2003

ROXIO, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$47,280	$36,820
Short-term investments	4,700	16,677
Accounts receivable, net of allowance for doubtful accounts of $775 at March 31, 2002 and $850 at March 31, 2003	24,260	12,637
Inventories	363	460
Prepaid expenses and other current assets	3,409	3,366
Income tax receivable	2,378	—
Deferred income taxes	3,880	4,709

Total current assets	86,270	74,669
Long-term investments	—	3,059
Property and equipment, net	7,122	9,058
Goodwill, net	51,447	55,247
Other intangible assets, net	11,248	10,314
Other assets	545	589

Total assets	$156,632	$152,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,563	$11,952
Income taxes payable	—	1,353
Accrued liabilities	21,972	16,153
Current portion of long-term debt	526	606

Total current liabilities	32,061	30,064
Long term liabilities:
Long term debt	921	5,490
Deferred income taxes	1,922	1,190

Total liabilities	34,904	36,744

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000 shares; Issued and outstanding: none at March 31, 2002 and 2003	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and outstanding: 19,474 shares at March 31, 2002 and 19,574 shares at March 31, 2003	20	20
Additional paid-in capital	129,804	127,804
Deferred stock-based compensation	(7,487)	(2,886)
Accumulated deficit	(731)	(10,675)
Accumulated other comprehensive income	122	1,929

Total stockholders’ equity	121,728	116,192

Total liabilities and stockholders’ equity	$156,632	$152,936

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended March 31,
	2001	2002	2003
Net revenues	$121,908	$142,521	$120,408
Cost of revenues (excluding stock-based compensation charges of $45, $103 and $49 for 2001, 2002 and 2003, respectively)	24,627	29,154	31,410

Gross profit	97,281	113,367	88,998

Operating expenses:
Research and development (excluding stock-based compensation charges of $3,080, $1,515 and $715 for 2001, 2002 and 2003, respectively)	17,532	21,637	21,623
Sales and marketing (excluding stock-based compensation charges of $570, $4,159 and $113 for 2001, 2002 and 2003, respectively)	34,560	49,247	41,553
General and administrative (excluding stock-based compensation charges of $1,170, $2,333 and $1,059 for 2001, 2002 and 2003, respectively)	15,392	19,327	26,990
Amortization of goodwill and other intangible assets	15,441	6,146	6,401
Stock-based compensation charges	4,865	8,110	1,936
Write-off of acquired in-process research and development	—	1,110	—

Total operating expenses	87,790	105,577	98,503

Income (loss) from operations	9,491	7,790	(9,505)
Other income, net	—	1,285	471

Income (loss) before provision for income tax	9,491	9,075	(9,034)
Provision for income tax	5,921	6,726	910

Net income (loss)	3,570	2,349	(9,944)

Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	33	(280)	1,783
Unrealized gain on short-term investments	—	—	24

Comprehensive income (loss)	$3,603	$2,069	$(8,137)

Net income (loss) per share:
Basic	$0.22	$0.14	$(0.51)

Diluted	$0.22	$0.13	$(0.51)

Weighted average shares used in computing net income (loss) per share:
Basic	16,500	17,216	19,477

Diluted	16,500	17,518	19,477

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNER’S

NET INVESTMENT/STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Owner’s Net Investment	Total Owner’s Net Investment/ Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2000	—	$—	$—	$(2,444)	$—	$369	$46,823	$44,748
Net income	—	—	—	—	—	—	3,570	3,570
Foreign currency translation adjustment	—	—	—	—	—	33	—	33
Stock-based compensation charges	—	—	—	2,444	—	—	2,421	4,865
Issuance of common stock in anticipation of legal separation	16,500	17	16	—	—	—	(33)	—
Net cash transfers to Adaptec	—	—	—	—	—	—	(12,599)	(12,599)

Balance at March 31, 2001	16,500	17	16	—	—	402	40,182	40,617
Net income (loss)	—	—	—	—	(731)	—	3,080	2,349
Stock based compensation prior to separation from Adaptec	—	—	—	—	—	—	877	877
Net cash transfers from Adaptec	—	—	—	—	—	—	27,446	27,446
Transfer of other assets from Adaptec upon separation	—	—	—	—	—	—	4,608	4,608
Transfer of owner’s net investment to additional paid-in capital upon separation	—	—	76,193	—	—	—	(76,193)	—
Foreign currency translation adjustment	—	—	—	—	—	(280)	—	(280)
Deferred stock-based compensation on stock options issued to employees	—	—	11,745	(11,745)	—	—	—	—
Issuance of common stock to strategic partner	235	—	3,134	(1,135)	—	—	—	1,999
Amortization of warrant issued to strategic partner	—	—	1,840	—	—	—	—	1,840
Issuance of common stock under employee stock plans	535	1	4,739	—	—	—	—	4,740
Issuance of common stock for acquisition of MGI Software Corp	2,204	2	31,419	—	—	—	—	31,421
Amortization of deferred stock-based compensation	—	—	—	5,393	—	—	—	5,393
Tax benefit associated with stock option exercises	—	—	718	—	—	—	—	718

Balance at March 31, 2002	19,474	20	129,804	(7,487)	(731)	122	—	121,728
Net income (loss)	—	—	—	—	(9,944)	—	—	(9,944)
Foreign currency translation adjustment	—	—	—	—	—	1,783	—	1,783
Unrealized gain on short-term investments	—	—	—	—	—	24	—	24
Issuance of warrant to Napster	—	—	329	—	—	—	—	329
Issuance of common stock under employee stock plans	345	—	1,368	—	—	—	—	1,368
Repurchase and retirement of common stock	(245)	—	(1,064)	—	—	—	—	(1,064)
Amortization of deferred stock-based compensation	—	—		2,641	—	—	—	2,641
Employee termination adjustment to deferred stock-based compensation	—	—	(1,960)	1,960	—	—	—	—
Re-measurement of warrant issued to strategic partner	—	—	(705)	—	—	—	—	(705)
Tax benefit associated with stock option exercises	—	—	32	—	—	—	—	32

Balance at March 31, 2003	19,574	$20	$127,804	$(2,886)	$(10,675)	$1,929	$—	$116,192

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$3,570	$2,349	$(9,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,557	7,439	9,742
Stock based compensation charges	4,865	8,110	2,641
Re-measurement of warrant issued to strategic partner	—	—	(705)
Provision for doubtful accounts	219	790	649
Write-off of acquired in-process technology	—	1,110	—
Deferred income taxes	(3,588)	(1,076)	(1,548)
Changes in assets and liabilities:
Accounts receivable	(18,125)	8,544	10,391
Inventories	(389)	875	(147)
Prepaid expenses	(1,075)	(2,160)	(184)
Accounts payable	5,432	(10,189)	1,959
Income taxes payable	6,297	363	4,256
Accrued liabilities	1,749	7,921	(7,491)

Net cash provided by operating activities	15,512	24,076	9,619

Cash flows from investing activities:
Purchases of property and equipment	(1,341)	(3,839)	(4,194)
Proceeds from sale of property and equipment	—	—	7
Purchases of other intangible assets	(1,572)	(251)	(5,667)
Purchases of short-term investments	—	(4,700)	(27,578)
Proceeds from sale of short-term investments	—	—	11,075
Maturities of short-term investments	—	—	4,526
Investment in non-consolidated company	—	—	(3,059)
Acquisition of MGI Software Corp, net of acquired cash of $770	—	(1,988)	—

Net cash used in investing activities	(2,913)	(10,778)	(24,890)

Cash flows from financing activities:
Net cash transfers (to) from Adaptec	(12,599)	27,446	—
Principal payment of capital lease obligation	—	(199)	(557)
Proceeds from line of credit	—	—	5,000
Issuance of common stock to strategic partner	—	1,999	—
Issuance of common stock under employee stock plans	—	4,740	1,368
Repurchase and retirement of common stock	—	—	(1,065)

Net cash (used in) provided by financing activities	(12,599)	33,986	4,746

Effect of exchange rates on cash	—	(4)	65

Change in cash and cash equivalents	—	47,280	(10,460)
Cash and cash equivalents at beginning of period	—	—	47,280

Cash and cash equivalents at end of period	$—	$47,280	$36,820

ROXIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Years Ended March 31,
	2001	2002	2003
Supplemental cash flow information:
Cash paid for interest	$—	$47	$220

Cash paid for taxes	$—	$5,258	$1,832

Non-cash disclosure of investing and financing activities:
Transfer of other assets from Adaptec upon legal separation	$—	$4,608	$—

Adjustment to the purchase price allocation of MGI Software Corp	$—	$—	$3,800

Issuance of stock for acquisition of MGI Software Corp.	$—	$31,421	$—

Deferred stock compensation.	$—	$12,880	$—

Issuance of warrant for services	$—	$1,840	$329

Assets acquired under capital leases	$—	$1,624	$203

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE	1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES:

Description of business

Roxio is a provider of digital media software and services for the consumer market. Roxio develops consumer software products which allow its customers to create, manage and move their rich digital media. Roxio’s strategy is to expand its offerings for both products and services to allow for even easier management of and access to rich digital entertainment and personal media, including music, photos and video. Roxio provides software that enables individuals to record digital content onto CDs and DVDs as well as photo and video editing products. Taken together, these products enable Roxio to deliver a comprehensive digital media solution to its customers.

Spin off From Parent Company—Adaptec

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

Consolidation and basis of presentation

The accompanying consolidated financial statements present the results of operations, financial position, changes in owner’s net investment/ stockholder’s equity and cash flows applicable to the operations of Roxio and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. Prior to the Separation Date, Roxio conducted its business as an operating segment of Adaptec. Roxio’s consolidated financial statements prior to the Separation Date have been carved out of the consolidated financial statements of Adaptec using the historical results of operations of the Adaptec software operating segment and historical bases of the assets and liabilities of Adaptec that Roxio comprises. Certain software products directly related to Adaptec’s hardware products, which were historically reflected in Adaptec’s software segment (“SPG”) results of operations in Adaptec’s segment reporting, were retained by Adaptec after legal separation. As such, the revenues and associated costs of sales and operating expenses related to these products have not been included in Roxio’s financial statements. Accordingly, the results reported herein do not reflect the software operating

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segment disclosures previously reported under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” within the Adaptec annual reports.

Prior to the Separation Date, the consolidated financial statements also included allocations to Roxio of certain shared expenses, including centralized legal, accounting, finance, manufacturing, real estate, information technology, distribution, customer services, sales, marketing, engineering and other Adaptec corporate services and infrastructure costs. For purposes of preparing the accompanying financial statements, certain Adaptec corporate costs were allocated to Roxio using the allocation methods described in Note 7—Transactions with Adaptec in Notes to Consolidated Financial Statements. Roxio and Adaptec’s management believe that the allocation methods used are reasonable and reflective of Roxio’s proportionate share of such expenses. However, the financial information included herein may not reflect the financial position, operating results, changes in owner’s net investment and cash flows of Roxio in the future or what they would have been had Roxio been a separate, stand-alone entity during the periods presented.

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

The functional currency of one foreign subsidiary is the U.S. dollar. Roxio remeasures assets and liabilities at the period end or historical exchange rate, as appropriate. Revenues and expenses are remeasured at the average rate during the period. Currency translation gains and losses are recognized in current operations.

Estimates and assumptions

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Cash, cash equivalents and short-term investments

Roxio classifies all highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents. Roxio’s investments in marketable securities are classified as “available-for-sale” and are carried at fair value based on quoted market prices. Unrealized gains and losses on these securities are included in other comprehensive income. Short-term investments consist primarily of high-grade commercial paper, corporate bonds, U.S. agency securities and asset-backed securities. Realized gains and losses are calculated using the specific identification method.

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment

Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets.

Fair value of financial instruments

The carrying values of Roxio’s financial instruments, including cash, cash equivalents, short-term investments, accounts receivable and accounts payable, approximate fair market value due to their short maturities. In addition, the fair market value of long-term debt approximates its carrying value due to its recent issuance.

Concentrations of credit risk

Financial instruments that potentially subject Roxio to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable.

Roxio maintains its cash, cash equivalents and short-term investments with high quality financial institutions and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions. Amounts deposited with these institutions may exceed federal depository insurance limits. In addition, the portfolio of investments conforms to Roxio’s policy regarding concentration of investments, maximum maturity and quality of investment.

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

The following individual customers accounted for a significant portion of net revenues:

	Years Ended March 31,
	2001	2002	2003
Ingram Micro	21%	32%	22%
Navarre	*	*	18%
Dell Computer	11%	*	12%

* Less than 10%.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following individual customers accounted for a significant portion of total net accounts receivable:

	March 31,
	2002	2003
Ingram Micro	36%	27%
Navarre	*	29%
Dell Computer	*	19%
GEM Distribution	*	12%

* Less than 10%.

Investments in non-consolidated company

Roxio made an investment in an early stage private company, YesVideo. This investment is accounted for under the cost method, as Roxio does not have the ability to exercise significant influence over this company’s operations. Roxio periodically monitors this investment for impairment and will record a reduction in carrying values if and when necessary. The evaluation process is based upon information that Roxio requests from this privately held company. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for this evaluation is subject to the timing and accuracy of the data received from this company As part of the evaluation process, the review includes, but is not limited to, a review of the company’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If it is determined that the carrying value of the company is at an amount below fair value, or if the company completes a financing based upon a valuation significantly lower than Roxio’s initial investment, it is Roxio’s policy to record a reserve and the related write-down would be recorded as an investment loss on the consolidated statements of operations.

At March 31, 2003, Roxio had $3.0 million invested in YesVideo. As of March 31, 2003, Roxio had recorded no loss on the investment in YesVideo.

Goodwill and other intangible assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which Roxio early adopted effective April 1, 2001. As a result, Roxio ceased to amortize goodwill effective April 1, 2001. Roxio evaluates the carrying value of goodwill on an annual basis and will adjust the carrying value if the asset’s value has been impaired. In addition, in accordance with the provisions of SFAS No. 142, Roxio periodically evaluates if there are any events or circumstances that would require an impairment assessment of the carrying value of the goodwill (“trigger event”) between each annual impairment assessment. See Note 6—Goodwill and Other Intangible Assets of Notes to Consolidated Financial Statements for a description of the effect of implementing SFAS No. 142.

Other intangible assets are amortized on the straight-line method over their estimated useful lives, generally three years. When circumstances warrant, Roxio periodically evaluates any possible impairment of long-lived assets, including intangible assets other than goodwill, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairments have been identified or recorded in any periods presented.

Roxio has adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1 “Accounting For Cost of Computer Software Developed or Obtained For Internal Use” and Emerging Issues Task Force (“EITF”) Issue 00-2 “Accounting For Website Development Costs.” In accordance

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with SOP 98-1 and EITF 00-2, Roxio capitalized website development costs totaling $1.6 million during the year ended March 31, 2001, $251,000 during the year ended March 31, 2002 and zero during the year ended March 31, 2003. Capitalized costs will be amortized over their estimated useful life of three years. The amortization of capitalized website development costs totaled $156,000 during the year ended March 31, 2001, $619,000 in the year ended March 31, 2002 and $620,000 in the year ended March 31, 2003.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Accumulated other comprehensive income for the periods presented represents foreign currency translation items associated with Roxio’s operations in Japan, Germany, the Netherlands and Canada, and also includes unrealized gains on short-term investments in fiscal 2003. No tax effect has been provided on the foreign currency translation items for any period shown, as the undistributed earnings of Roxio’s foreign investments will continue to be reinvested.

Revenue recognition

Roxio recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” and AICPA SOP No. 97-2, “Software Revenue Recognition.” Roxio primarily sells its software products through two channels: OEMs and distributors.

For software product sales to OEMs, revenues are recognized based on reported product shipments from OEMs to their customers provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. For arrangements in which all elements are not delivered at the point of reported product shipment, revenues are deferred and amortized over the fulfillment period.

For software product sales to distributors, revenues are recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Roxio’s distributor arrangements provide distributors with certain product rotation rights. Additionally, Roxio permits its distributors to return products in certain circumstances, generally during periods of product transition. End users additionally have the right to return their product within 30 days of the purchase. Roxio establishes allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists” and SAB 101. These allowances are recorded as a direct reduction of revenues and accounts receivable. For direct software product sales to end users, revenues are recognized upon shipment by Roxio to the end users provided all appropriate revenue recognition criteria have been met. Roxio utilizes mail-in rebates (“MIRs”) as a marketing tool to promote its products and acquire new customers. Estimated redemption of MIRs is recorded as a direct reduction to revenues and is accrued at the date the related revenues are recognized. Estimates are based upon historical redemption rates and current market factors.

For direct software product sales to end users, revenues are recognized upon shipment by Roxio to the end users provided all appropriate revenue recognition criteria have been met.

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising costs

Advertising costs, with the exception of production costs related to television advertising, are expensed as incurred through direct spending and, prior to the Separation Date, allocations by Adaptec. Advertising costs were approximately $11.0 million in fiscal 2001, $17.4 million in fiscal 2002 and $13.8 million in fiscal 2003. See Note 7—Transactions with Adaptec of Notes to Consolidated Financial Statements regarding allocated costs. Production costs related to television advertising are expensed the first time the television advertisement is broadcast. There were no deferred production costs related to television advertising at March 31, 2002 or 2003.

Income taxes

Deferred taxes result from differences between the financial and tax bases of Roxio’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by Roxio.

As of March 31, 2001, Roxio was not a separate taxable entity for federal, state or local income tax purposes and its operations were included in the consolidated Adaptec tax returns. Roxio’s tax provision for that period has been prepared in accordance with SFAS No. 109, “Accounting for Income Taxes,” on a separate return basis. Accordingly, no tax benefit for Roxio’s portion of Adaptec’s net operating losses has been recognized.

Stock-based compensation

Roxio accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS No. 123” Under APB No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of Roxio’s common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years. No compensation expense has been recognized in Roxio’s Consolidated Statement of Operations, except as described in Note 11—Employee Benefit Plans in Notes to Consolidated Financial Statements relating to options in Roxio common stock committed to employees, and Note 10—Stockholder’ Equity in Notes to Consolidated Financial Statements relating to stock issued to Virgin Holding, Inc., an indirect subsidiary of EMI Group plc (“Virgin”). Roxio accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date of grant.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if Roxio had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Years Ended March 31,
	2002	2003
Net income (loss), as reported	$2,349	$(9,944)
Add:
Unearned stock-based compensation expense included in reported net income (loss)	4,432	2,466
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,790)	(11,192)

Pro forma net loss	$(2,009)	$(18,670)

Net income (loss) per share (basic), as reported	$0.14	$(0.51)
Net loss per share (basic), pro forma	$(0.12)	$(0.96)
Net income (loss) per share (diluted), as reported	$0.13	$(0.51)
Net loss per share (diluted), pro forma	$(0.12)	$(0.96)

Pro forma information is presented for fiscal years 2002 and 2003 only as Roxio granted no options or ESPP stock purchase rights prior to the Separation Date, May 5, 2001.

Roxio uses the straight-line method to amortize its SFAS No. 123 pro forma stock –based compensation expense over the vesting period, which is generally four years, of stock options, and over the applicable purchase period, which ranges from six months to two years, for employee stock purchase plan (“ESPP”) purchase rights.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123. This information is required to be determined as if Roxio had accounted for its employee stock options and ESPP under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock option and ESPP stock purchase rights was estimated on the date of grant using the Black-Scholes model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and ESPP stock purchase rights.

	Years Ended March 31,
	2002	2003
Stock options:
Expected volatility	70%	115%
Risk-free interest rate	4.7%	3.0%
Expected life	4 years	4 years
Expected dividend yield	zero	zero

ESPP stock purchase rights:
Expected volatility	70%	115%
Risk-free interest rate	3.37%	1.89%
Expected life	1.2 years	1.2 years
Expected dividend yield	zero	zero

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Roxio uses projected volatility rates, which are based upon historical volatility rates trended into future years. Because Roxio’s employee stock options and ESPP purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing option-pricing models do not necessarily provide a reliable single measure of the fair value of our options and purchase rights. Under the Black-Scholes option-pricing model, the weighted average fair value of stock options at date of grant was $8.37 and $3.91 per share for options granted during fiscal 2002 and 2003, respectively. The weighted average fair value of purchase rights under the ESPP was $6.22 and $2.18 per share during fiscal 2002 and 2003, respectively.

Treasury Stock

Roxio accounts for treasury stock under the cost method.

Net income (loss) per share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of warrants issued in connection with strategic relationship agreements with Virgin and Napster, Inc. (“Napster”) and common stock issuable upon exercise of stock options, computed using the treasury stock method.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	Years Ended March 31,
	2001	2002	2003
Numerator:
Net income (loss)	$3,570	$2,349	$(9,944)

Denominator:
Denominator for basic net income (loss) per share—weighted average shares	16,500	17,216	19,477
Incremental common shares attributable to shares issuable under employee stock plans	—	259	—
Incremental common shares for warrant issued to strategic partners	—	43	—

Denominator for diluted net income per share—weighted-average number of common shares outstanding	16,500	17,518	19,477

Net income (loss) per share (basic)	$0.22	$0.14	$(0.51)

Net income (loss) per share (diluted)	$0.22	$0.13	$(0.51)

Common equivalent shares excluded from the calculation because their effect would have been anti-dilutive totaled 1.3 million in fiscal 2001, 1.4 million in fiscal 2002 and 6.5 million in fiscal 2003.

Recent accounting pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. Roxio adopted SFAS No. 146 during the fourth fiscal quarter ended March 31, 2003. The provisions of EITF No. 94-3 continues to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect upon adoption of SFAS No. 146 is to change on a prospective basis the timing of when restructuring charges are recorded, from a commitment date approach to the date when the liability is incurred. The adoption of SFAS No. 146 has not had a material effect on Roxio’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interim or annual periods ended after December 15, 2002. Roxio adopted FIN 45 during the fourth quarter ended March 31, 2003. The adoption of FIN 45 did not have a material effect on Roxio’s financial statements. The following is a summary of the agreements that we have determined are within the scope of FIN 45:

As permitted under Delaware law, Roxio has agreements whereby its officers and directors are indemnified for certain events or occurrences while the officer or director is, or was serving, at Roxio’s request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments Roxio could be required to make under these indemnification agreements is unlimited; however, Roxio has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of this insurance policy coverage, Roxio believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, Roxio has no liabilities recorded for these agreements as of March 31, 2003.

Roxio enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, Roxio indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally Roxio’s business partners, subsidiaries and/or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to Roxio’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments Roxio could be required to make under these indemnification agreements is unlimited. Roxio has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, Roxio believes the estimated fair value of these agreements is insignificant. Accordingly, Roxio has no liabilities recorded for these agreements as of March 31, 2003.

When, as part of an acquisition, Roxio acquires all of the stock or all of the assets and liabilities of a company, Roxio assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments Roxio could be required to make for such obligations is undeterminable at this time. All previous obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, Roxio has no liabilities recorded for these types of agreements as of March 31, 2003.

Roxio warrants that its software products will perform in all material respects in accordance with its standard published specifications in effect at the time of delivery of the licensed products to the customer for the life of the product. Additionally, Roxio warrants that its maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, Roxio would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history; however, Roxio has not incurred significant expense under its product or services warranties. As a result, Roxio believes the estimated fair value on these agreements is minimal. Accordingly, Roxio has no liabilities recorded for these agreements as of March 31, 2003. See also Note 7—Transactions with Adaptec in the Notes to Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. Roxio adopted SFAS 148 during the fourth quarter ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on Roxio’s financial statements.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 will be effective for interim periods beginning after June 15, 2003. Roxio does not expect the adoption of EITF No. 00-21 will have a material effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which relates to the identification of, and financial reporting for, variable-interest entities (“VIEs”). FIN 46 has far-reaching effects and applies to new entities that are created after January 31, 2003, as well as to existing VIEs no later than the beginning of the first interim or annual reporting period that starts after July 1, 2003. Roxio is currently evaluating the impact of the adoption on its financial position and results of operations.

NOTE 2—BUSINESS COMBINATIONS:

Fiscal 2002

Acquisition of MGI Software

On January 31, 2002, Roxio acquired all of the outstanding shares and assets of MGI Software Corp. (“MGI Software”), a developer of Internet imaging products and digital video and photography solutions, in a two step asset and stock acquisition. Roxio’s primary reason for acquiring MGI Software was to expand its product offerings. Roxio issued approximately 2.2 million shares of its common stock with a value of $31.4 million in exchange for all of the outstanding shares of MGI Software. The common stock issued was valued in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquiror Securities Issued in a Purchase Business Combination,” using the average of market values of Roxio’s common stock for five days prior to the date of the consummation of the acquisition. Roxio incurred $2.8 million in professional fees, including legal, valuation and accounting fees, related to the acquisition, which were included as part of the purchase price of the transaction.

Roxio accounted for the acquisition of MGI Software using the purchase method of accounting. The results of operations and the estimated assets acquired and liabilities assumed have been included in the Roxio’s financial statements from the date of acquisition. The final allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below.

(in thousands)
Current assets	$(2,807)
Property and equipment	872
Other assets	18
In-process research and development	1,110
Identifiable intangible assets:
Purchased technology	7,032
Trade name	500
Goodwill	38,993

Total assets acquired	45,718
Current liabilities	(11,539)

Net assets acquired	$34,179

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The identifiable intangible assets are amortized on a straight line basis over their estimated useful lives of three years. In accordance with SFAS No. 142, goodwill will not be amortized but will be tested annually for impairment.

In connection with its acquisition of MGI Software, Roxio accrued restructuring costs of $635,000 in the fourth quarter of fiscal 2002. This amount was included in current liabilities in the preliminary purchase price allocation. Approximately $532,000 of the charge related to severance payments to a total of 31 MGI Software employees whose positions were eliminated as a result of the acquisition. In August 2002, $366,000 was added to the accrual for additional employee severance. At March 31, 2003, a total of 50 employees had been terminated. One individual remained as an employee. The remainder of the total fiscal 2002 restructuring reserve was related to costs to terminate contracts that became redundant after the acquisition. There was no remaining accrual balance as of March 31, 2003.

The following table sets forth the restructuring activity in fiscal 2003 (in thousands):

	Balance, March 31, 2002	Adjustment to Restructuring Accrual	Accumulated Cash Paid	Balance, March 31, 2003
Employee severance costs	$532	$366	$898	$—
Contract termination costs	103	—	103	—

	$635	$366	$1,001	$—

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The VideoWave Movie Creator project was completed during the first quarter of fiscal 2003. The PhotoSuite project was completed during the fourth quarter of fiscal 2003.

NOTE 3—CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

Roxio’s cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2002	March 31, 2003
	Fair Value	Fair Value
Cash	$8,910	$26,395
Cash equivalents:
Money market funds	38,370	8,983
Commercial paper	—	100
Municipal securities	—	1,342

Total cash and cash equivalents	$47,280	$36,820

Short-term investments:
Commercial paper	$1,191	$—
Certificate of deposit	—	256
Corporate bonds	1,235	2,954
Corporate securities	—	524
Municipal securities	—	5,889
U.S. agencies securities	2,068	5,211
U.S. treasury note	—	603
Asset-backed securities	206	1,240

Total short-term investments	$4,700	$16,677

At March 31, 2002 and 2003, the estimated fair value of Roxio’s cash, cash equivalents and short-term investments approximated their carrying value. There were no unrealized gains or losses at March 31, 2002 and $24,000 of unrealized gains at March 31 , 2003. Approximately $10.2 million of the short-term investments mature in less than one year as of March 31, 2003. The remaining short-term investments have maturity dates between one and two years.

There were no realized gains or losses on short-term investments in fiscal 2002 and approximately $64,000 of realized gains in fiscal 2003.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—BALANCE SHEET DETAIL:

		March 31,
		2002	2003
		(in thousands)
Inventories:
Raw materials		$—	$309
Work-in-progress		6	—
Finished goods		357	151

		$363	$460

Property and equipment, net:	Life
Computer equipment and software	3-5 years	$6,031	$8,206
Furniture and fixtures	3-8 years	1,192	2,259
Leasehold improvements	Life of lease	1,745	2,885

		8,968	13,350
Less: Accumulated depreciation		(1,846)	(4,292)

Property and equipment, net		$7,122	$9,058

Depreciation expense was $887,000 in fiscal 2001, $664,000 in fiscal 2002 and $2.7 million in fiscal 2003.

	March 31,
	2002	2003
	(in thousands)
Accrued liabilities:
Accrued compensation and related taxes	$9,372	$3,733
Accrued litigation	3,141	2,524
Accrued technical support	1,818	2,044
Accrued marketing development funds	334	1,648
Accrued royalties	1,506	1,891
Restructuring and accrued acquisition costs	1,272	—
Other	4,529	4,313

	$21,972	$16,153

NOTE 5—LONG-TERM INVESTMENTS

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS:

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

	Years Ended March 31,
	2001	2002	2003
Net income (loss):
As reported	$3,570	$2,349	$(9,944)
Effect of goodwill and acquired workforce amortization	9,740	—	—

Net income (loss), as adjusted	$13,310	$2,349	$(9,944)

Net income (loss) per share:
Basic, as reported	$0.22	$0.14	$(0.51)
Effect of goodwill and acquired workforce amortization	0.59	—	—

Basic, as adjusted	$0.81	$0.14	$(0.51)

Diluted, as reported	$0.22	$0.13	$(0.51)
Effect of goodwill and acquired workforce amortization	0.59	—	—

Diluted, as adjusted	$0.81	$0.13	$(0.51)

The gross carrying amounts and accumulated amortization of intangible assets are as follows for the periods presented (in thousands):

	March 31
	2002		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identifiable intangible assets:
Patents	$5,260	$3,594	$5,627	$5,301
Covenant not to compete	6,010	5,124	6,010	6,010
Purchased technology	10,290	3,393	10,290	6,049
OEM relationships	1,186	1,087	1,186	1,186
Trade name	1,984	1,259	7,691	2,299
Capitalized website development costs	1,823	848	1,823	1,468

	$26,553	$15,305	$32,627	$22,313

Net book value		$11,248		$10,314

Intangible assets are amortized over three years. Amortization of acquired intangible assets was $6.4 million in fiscal 2001, $6.1 million in fiscal 2002 and $6.4 million in fiscal 2003. In addition, amortization of capitalized website development costs of $229,000 in fiscal 2001, $446,000 in fiscal 2002, and $446,000 in fiscal 2003 was included in sales and marketing expense, and $174,000 in fiscal 2002 and 2003 was included in general and administrative expense. See Note 2—Business Combinations of Notes to Consolidated Financial Statements regarding the acquisition of MGI Software in fiscal 2002.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended March 31,
	2002	2003
Beginning balance	$15,189	$51,447
Reclassification of acquired workforce, in accordance with SFAS No 142	1,066	—
Goodwill resulting from acquisition of MGI Software	35,192	—
Adjustment of goodwill resulting from acquisition of MGI Software	—	3,800

Ending balance	$51,447	$55,247

During the third quarter of fiscal 2003, Roxio increased goodwill by $3.8 million in connection with the acquisition of MGI Software as it finalized certain estimates made by management at the acquisition date. The adjustment primarily reflects the finalization of costs for discontinuing MGI Software’s branded products and finalization of certain costs associated with the expenses incurred by the predecessor company.

Roxio assesses impairment of goodwill in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires that a two-step test be performed. Because Roxio constituted one reporting unit as of March 31, 2003, as defined by SFAS No. 142, this test has been performed on a total company basis. First, the fair value of Roxio is compared to its net book value. If the fair value exceeds the net book value, goodwill is not impaired and no further testing is performed. If the net book value exceeds the fair value, then the implied fair value of Roxio’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value, then an impairment loss equal to the difference will be recorded. Because Roxio’s fair market value from the date of legal separation through March 31, 2003 exceeded its net book value, Roxio has determined that goodwill is not impaired.

The estimated future amortization expense for intangible assets is as follows (in thousands):

Year Ending March 31,
2004	$4,879
2005	4,103
2006	1,332

In November 2002, we acquired certain assets of Napster, Inc., an online music file-sharing service, for $5.7 million in cash and warrants to purchase 100,000 shares of Roxio’s common stock at a price of $3.12 per share, which expire in November 2005. The transaction was accounted for as a purchase of assets. The purchase price, including the fair value of the warrants and certain acquisition expenses, was $6.1 million and was allocated to the acquired assets based on their fair market value as determined by management with the input of an independent valuation. Of the purchase price, $5.6 million has been allocated to trademarks, $367,000 has been allocated to patents and $110,000 has been allocated to fixed assets. The fair value of $329,000 for the warrants was determined using the Black-Scholes option pricing model, with the following assumptions: expected life of three years, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 63%. The strike price for the warrants is $3.12 per warrant and the fair market value of Roxio’s common stock was $5.37 on the date the transaction was completed.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—TRANSACTIONS WITH ADAPTEC:

Allocated costs

As discussed in Note 1, Roxio’s costs and expenses include allocations from Adaptec for centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, sales, marketing and other Adaptec corporate services and infrastructure costs. These allocations have been determined on a basis that Adaptec and Roxio consider to be reasonable reflections of the utilization of services provided or the benefits received by Roxio. The allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value, or the specific level of activity directly related to such costs. The amounts for fiscal 2002 represent allocations for the period from April 1, 2001 through the Separation Date, May 5, 2001. No amounts were allocated in fiscal 2003.

The following summarizes the corporate costs allocated to Roxio (in thousands):

	Years Ended March 31,
	2001	2002	2003
Cost of revenues (see Note 12)	$253	$305	$—
Research and development	1,407	—	—
Sales and marketing	6,877	81	—
General and administrative	3,385	293	—

	$11,922	$679	$—

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—INCOME TAXES:

Roxio has entered into a tax allocation agreement with Adaptec. See Note 7—Transactions with Adaptec of Notes to Consolidated Financial Statements for a description of the agreement.

The components of income (loss) before income taxes are as follows:

	Years Ended March 31,
	2001	2002	2003
	(in thousands)
Domestic	$2,530	$5,035	$(4,170)
Foreign	6,961	4,040	(4,864)

Income (loss) before income taxes	$9,491	$9,075	$(9,034)

The components of the provision for income taxes are as follows:

	Years Ended March 31,
	2001	2002	2003
	(in thousands)
Federal:
Current	$7,118	$3,498	$1,246
Deferred	(2,959)	(831)	(1,288)
Foreign:
Current	854	3,425	731
Deferred	—	(126)	(76)
State:
Current	1,537	879	481
Deferred	(629)	(119)	(184)

.	$5,921	$6,726	$910

Significant components of Roxio’s deferred tax assets and liabilities are as follows:

	March 31,
	2002	2003
	(in thousands)
Compensatory accruals	$444	$445
Royalty accruals	385	—
Accrued liabilities and other provisions	1,818	3,119
Net operating loss	4,583	5,034
Other, net	555	131

Total	7,785	8,729
Less: Valuation allowance	(3,905)	(4,020)

Deferred tax assets	3,880	4,709
Intangibles	(1,922)	(1,190)

Net deferred tax assets	$1,958	$3,519

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At March 31, 2003, Roxio has net operating loss carryforwards in our foreign jurisdictions of approximately $20 million that have an indefinite expiration period.

The provision for income taxes differs from the amount computed by applying the federal statutory tax rate to income before taxes as follows:

	Years Ended March 31,
	2001	2002	2003
	(in thousands)
Federal statutory rate	35.0%	35.0%	35.0%
State taxes (benefit), net of Federal benefit	4.8	8.4	(3.3)
Foreign income at other than U.S. tax rate	(16.7)	(3.9)	(30.7)
Increase in valuation allowance	—	6.6	(1.3)
Goodwill amortization	30.1	—	—
Stock based compensation	9.3	27.0	(4.9)
In-process research and development	—	1.7	—
Other	(0.1)	(0.7)	(4.9)

Effective income tax rate	62.4%	74.1%	(10.1)%

Roxio has not accrued income taxes on accumulated undistributed earnings of its non-U.S. subsidiaries, as these earnings will be reinvested indefinitely.

NOTE 9—LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31,
	2002	2003
	(in thousands)
Revolving credit agreement	$—	$5,000
Obligations under capital leases with interest rates ranging from 4.83% to 8.65%	921	490

Long-term debt	$921	$5,490

In March 2002, Roxio entered into an agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum and expires in January 2005. The line of credit contains certain covenants that require Roxio to maintain certain financial ratios. The covenants require (i) quick ratio of cash and accounts receivable to current liabilities of at least 1.50 to 1.00 at the end of each fiscal quarter throughout the term of the agreement, (ii) ratio of total liabilities to effective tangible net worth of not greater than 1.25 to 1.00 at the end of each fiscal quarter throughout the term of the agreement. As of March 31, 2003, Roxio was in compliance with all such covenants. In April 2003, the quick ratio covenant was replaced with a new covenant whereby Roxio must maintain a minimum balance of

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$25 million in the sum of cash, cash equivalents and short-term investments. For details of capital leases, see Note 13—Commitments, Contingencies and Litigation of Notes to Consolidated Financial Statements.

NOTE 10—STOCKHOLDERS’ EQUITY:

On May 17, 2001, Roxio entered into a strategic relationship with Virgin to, among other things, develop technology solutions relating to CD recording technology. As part of the agreement, Virgin will provide strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 shares of Roxio’s common stock at a price of $8.50 per share. In the first quarter of fiscal 2002, approximately $1.1 million in deferred stock-based compensation was recorded for the common stock issued. Amortization expense of approximately $961,000 and $175,000 related to the common stock was included in stock-based compensation charges in the consolidated statement of operations for fiscal 2002 and 2003, respectively. Virgin also received a warrant to purchase 117,647 shares of Roxio’s common stock at a price equal to $8.50 per share. The warrant becomes exercisable by 25% each quarter following the initial agreement. The warrant expires on May 17, 2004. Stock-based compensation charges of approximately $1.8 million related to the warrant were recorded and were included in the consolidated statement of operations for fiscal 2002. In fiscal 2003, stock-based compensation expense was reduced by approximately $705,000 as a result of the re-measurement of the warrant.

On May 18, 2001 the Board of Directors adopted a Stockholders’ Rights Plan. Under the plan, Roxio issued a dividend of one right (the “Rights”) for each share of common stock, par value of $0.001 per share, of Roxio held by stockholders of record as of the close of business on June 15, 2001. Under the plan, each Right entitles stockholders to purchase a fractional share of Roxio’s preferred stock for $77.00. Initially, the Rights are not exercisable and will trade with Roxio’s common stock. Generally, the Rights may become exercisable if a person or group acquires beneficial ownership of 15% or more of Roxio’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of Roxio’s common stock. Upon occurrence of these events, unless redeemed for $0.001 per right, the Rights will then become exercisable by holders of the Rights, other than an unsolicited third party acquirer, for common shares of Roxio, or of the third party acquirer, having a value of twice the Right’s then-current exercise price.

In August 2002 the Board of Directors authorized a share repurchase program pursuant to which the officers of the company were authorized to purchase up to 10% of the outstanding shares of the company for an aggregate price not to exceed approximately $8.0 million. Under this program, Roxio spent $1.1 million to repurchase and retire 245,000 shares during the year ended March 31, 2003.

On November 15, 2002, Roxio entered into an agreement to acquire certain assets of Napster. As part of the agreement, Napster received a warrant to purchase 100,000 shares of Roxio’s common stock at a price equal to $3.12 per share. The warrant is exercisable, in whole or part, at any time from the grant date. The warrant expires on November 27, 2005. The fair value of $329,000 for the warrants was determined using the Black-Scholes option pricing model, with the following assumptions: expected life of three years, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 63%. The strike price for the warrants is $3.12 per warrant and the fair market value of Roxio’s common stock was $5.37 on the date the transaction was completed.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS:

Amended and Restated 2000 Stock Option Plan

On November 10, 2000, the Board of Directors adopted and, as the sole stockholder of Roxio, Adaptec approved, the 2000 Stock Option Plan (“2000 Plan”). Under the 2000 Plan, options to purchase Roxio’s common stock may be granted to employees, consultants and directors. Options may be granted at an exercise price not less than 100% of the fair market value of Roxio’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value on the date of grant for nonqualified stock options. Options have a term of 10 years from date of grant and generally vest over a four year period, 25% on the first anniversary of grant and 6.25% per quarter thereafter. The Board initially reserved 1,500,000 shares of common stock for issuance under the 2000 Plan. On February 16, 2001, the Board amended the 2000 Plan to reserve an additional 500,000 shares of common stock and on April 19, 2001, the Board amended the 2000 Plan to reserve an additional 1,600,000 share of common stock. Adaptec, as the sole stockholder of Roxio, approved both of these amendments. At March 31, 2003, 145,230 shares remain available for future grant.

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

The measurement date was established on the date of legal separation at which time certain employees of Adaptec became employees of Roxio and options to purchase an aggregate of 1.5 million shares of Roxio common stock were granted to these employees under the Roxio 2000 Stock Option Plan. Pursuant to FIN No. 44, at the date of change in status from non-employees to employees, the accounting basis for the options changed and the compensation associated with these options was re-measured and fixed using the intrinsic value at that date as prescribed by APB Opinion No. 25. The re-measurement resulted in the recording of deferred stock compensation of approximately $5.2 million, which will be amortized over the vesting periods of the respective options on a straight-line basis.

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately $4.4 million and $2.5 million of amortization of deferred stock compensation related to employee stock options was recorded and was included in stock-based compensation charges in the consolidated statements of operations for the years ended March 31, 2002 and 2003, respectively.

Amended and Restated 2001 Stock Plan

On April 19, 2001, the Board of Directors adopted and, as the sole stockholder of Roxio, Adaptec approved, the 2001 Stock Plan (“2001 Plan”). The 2001 Plan provides for the granting of incentive and non-qualified stock options and stock purchase rights to officers, directors, employees and service providers of Roxio. The Board initially reserved 1,000,000 shares of common stock for issuance under the 2001 Plan. On April 1 of each year, the number of shares reserved for issuance under the 2001 Plan will automatically increase by the lesser of 2,000,000 shares, 6% of the common shares outstanding on March 31 of that year or a number of shares determined by the Board. At March 31, 2003, 117,477 shares remained available for future grant under the 2001 Plan. On April 1, 2003, the number of shares reserved for issuance under the 2001 Plan was increased by 1,174,415 shares.

The exercise price of each stock option and stock purchase right issued under the 2001 Stock Plan will be specified by the Board at the time of grant. However, incentive stock options as well as nonqualified stock options that are intended to qualify as performance-based options may not be granted at less than the fair market value of Roxio’s common stock at the date of grant. For holders of more than 10% of Roxio’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of Roxio’s common stock at the date of grant and for a term not to exceed five years. Options granted under the 2001 Plan generally vest over a four year period, 25% on the first anniversary of grant and 6.25% per quarter thereafter, for employees or over the service period for non-employees and expire ten years from the date of grant. Options and stock purchase rights granted under the 2001 Plan may be fully vested at grant or may be subject to a vesting period determined by the Board. Unvested shares of restricted stock issued upon exercise of stock purchase rights are subject to repurchase by Roxio upon termination of employment. To date, Roxio has not granted stock purchase rights.

On November 9, 2001, the Board of Directors amended the 2001 Plan to provide for certain automatic grants to directors who are not employees of Roxio (“outside directors”). The exercise price of each stock option issued automatically under the 2001 Plan will be 100% of the fair market value of the common stock on the date of grant. Under the amended 2001 Plan, each outside director will be granted an option to purchase 25,000 share of Roxio common stock (30,000 for the Chairman of the Board) upon appointment as director. On January 1 of each year, each outside director will receive an additional option to purchase 6,250 shares of Roxio common stock (7,500 shares for the Chairman of the Board), provided the outside director has served for at least 6 months. All automatic options granted under the 2001 Plan will vest on a quarterly basis over a four-year period and expire ten years from the date of grant.

Amended and Restated 2001 Directors Option Plan

On April 19, 2001, the Board of Directors adopted and, as the sole stockholder of Roxio, Adaptec approved, the 2001 Directors Option Plan (“Directors Plan”). The Directors Plan provides for the granting of nonqualified stock options to outside directors. On November 9, 2001, the Board amended the Directors Plan to increase the options issuable to outside directors upon appointment and annually. The Board initially reserved 100,000 shares of common stock for issuance under the Directors Plan. At March 31, 2003, no shares remained available for future grant under the Directors Plan.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The exercise price of each stock option issued under the Directors Plan will be 100% of the fair market value of the common stock on the date of grant. Under the Directors Plan, each outside director will be granted an option to purchase 25,500 share of Roxio common stock (30,000 for the Chairman of the Board) on the effective date of the Directors Plan or upon appointment as director. On January 1 of each year, each outside director will receive an additional option to purchase 6,250 shares of Roxio common stock (7,500 shares for the Chairman of the Board), provided the outside director has served for at least 6 months. Options granted under the Directors Plan will vest on a quarterly basis over a four-year period and expire ten years from the date of grant.

2002 Stock Plan

On January 22, 2002, the Board of Directors adopted the 2002 Stock Plan (“2002 Plan”). The 2002 Plan, which did not require approval by the stockholders, provides for the granting of nonqualified stock options and stock purchase rights to employees and service providers of Roxio. Officers and directors are not eligible to receive option or stock purchase rights under the 2002 Plan. The Board initially reserved 750,000 shares of common stock for issuance under the 2002 Plan. At March 31, 2003, 15,393 shares remained available for future grant under the 2002 Plan.

The exercise price and vesting schedule of each stock option and stock purchase right issued under the 2002 Stock Plan will be specified by the Board at the time of grant. Options expire ten years from the date of grant. Options and stock purchase rights granted under the 2002 Plan may be fully vested at grant or may be subject to a vesting period determined by the Board. Unvested shares of restricted stock issued upon exercise of stock purchase rights are subject to repurchase by Roxio upon termination of employment. To date, Roxio has not granted stock purchase rights.

The following table summarizes information about stock option activity under Roxio’s stock option plans:

	Year Ended March 31, 2002		Year Ended March 31, 2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	—	$—	4,802,053	$11.60
Granted:
At fair market value	2,325,925	15.01	2,190,024	5.11
At less than fair market value	3,353,431	8.50	—	—
Exercised	(470,475)	8.50	(65,290)	8.50
Canceled	(406,828)	9.06	(672,208)	11.62

Outstanding, end of year	4,802,053	11.60	6,254,579	9.38

Exercisable, end of year	926,370	$9.39	2,093,828	$10.81

Weighted average fair value of options granted during the year:
At fair market value		$8.37		$3.91
At less than fair market value		$7.82		$—

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.54–$3.86	141,400	9.58 years	$3.20	376	$3.71
$3.87	1,601,896	9.37 years	3.87	—	—
$3.88–$8.49	228,150	9.63 years	5.75	—	—
$8.50	2,198,471	8.05 years	8.50	1,359,624	8.50
$8.51–$15.24	717,381	8.72 years	13.88	212,641	13.80
$15.25	1,051,706	8.48 years	15.25	464,816	15.25
$15.26–$24.64	315,575	8.97 years	19.06	56,371	18.60

	6,254,579	8.68 years	$9.38	2,093,828	$10.81

Employee Stock Purchase Plan

On April 19, 2001, the Board of Directors adopted and, as the sole stockholder of Roxio, Adaptec approved, the 2001 Employee Stock Purchase Plan (“ESPP”). The Board initially reserved 500,000 shares of common stock for issuance under the ESPP. On April 1 of each year, the number of shares reserved for issuance under the ESPP will automatically increase by the lesser of 100,000 shares, 1.5% of the common shares outstanding on March 31 of that year or a number of shares determined by the Board. Offering periods are generally 24 months long, beginning on February 15 and August 15 of each year, and consist of four six-month purchase periods. However, the first offering period began on May 14, 2001 and will end on July 31, 2003. Roxio employees generally may contribute up to 10% of their base compensation to the purchase of Roxio stock at a purchase price equal to 85% of the market price at the beginning of the offering period or the end of the purchase period, whichever price is lower. A total of 64,319 shares were issued under the ESPP in fiscal year 2002 and 279,738 shares in fiscal year 2003, and 255,943 shares remained available for future issuance at March 31, 2003. On April 1, 2003, the number of shares reserved for issuance under the ESPP was increased by 100,000 shares. The weighted average fair value of the stock purchase rights granted under the ESPP in 2003 was $2.18.

NOTE 12—BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic information

The following table presents net revenues by country and is attributed to countries based on location of the selling entity:

	Years Ended March 31,
	2001	2002	2003
	(in thousands)
United States	$82,062	$101,872	$80,024
The Netherlands	—	30,105	33,121
Canada	—	—	7,263
Singapore	18,867	4,867	—
Japan	13,465	—	—
Other countries	7,514	5,677	—

	$121,908	$142,521	$120,408

Prior to separation, Roxio’s international distribution was located primarily in Singapore and Japan. Subsequent to separation, Roxio’s international distribution is located primarily in The Netherlands.

The following table presents long-lived assets by country based on the location of the assets:

	March 31,
	2002	2003
	(in thousands)
United States	$56,068	$69,605
Canada	7,889	2,455
Germany	6,023	5,485
Other countries	382	722

	$70,362	$78,267

NOTE 13—COMMITMENTS, CONTINGENCIES AND LITIGATION:

Commitments

Upon legal separation, Roxio entered into a leasing agreement with Adaptec for its principal executive office in Milpitas, California. In March 2002, Roxio relocated its principal executive offices to a new leased facility in Santa Clara, California. Roxio has no further obligation under the lease agreement for the Milpitas facility. Also on the Separation Date, Roxio was assigned certain lease agreements that are currently between Adaptec and other third parties for other facilities in Longmont, Colorado; Maple Grove, Minnesota; Silverdale, Washington; Portland, Oregon; Wurselin, Germany; Tokyo, Japan and Maastricht, The Netherlands. Rent expense under all operating leases was $2.6 million and $4.3 million in fiscal 2002 and 2003, respectively. Rent expense in fiscal 2001 was included in amounts allocated to Roxio from Adaptec (see Note 7—Transactions with Adaptec of Notes to Consolidated Financial Statements).

Roxio has entered into capital lease agreements that expire on various dates between September 2004 and December 2006 for property and equipment. The cost of property and equipment held under capital leases was $1.6 million and $1.8 million at March 31, 2002 and 2003, respectively, and is included in machinery and equipment. Related accumulated amortization was $46,000 and $532,000 at March 31, 2002 and 2003, respectively.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of March 31, 2003 are as follows (in thousands):

	Capital Leases	Operating Leases
2004	$667	$2,642
2005	435	2,670
2006	59	2,457
2007	15	1,778
2008	—	267

Total minimum lease payments	1,176	$9,814
Less amount representing interest (at 4.83% to 8.65%)	(80)

Obligations under capital leases	1,096
Less current portion	(606)

Long term capital lease obligation	$490

Roxio also subleases one of its facilities to an unrelated third party. The sublease expires in October 2004. Expected future minimum sublease income is $562,000 in fiscal 2004 and $328,000 in fiscal 2005.

Contingencies

Roxio previously obtained various services from Adaptec and entered into various Ancillary Agreements relating to these services at and after the time of separation. See Note 7—Transactions with Adaptec of Notes to Consolidated Financial Statements.

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Recently, Roxio settled one of these claims for cash payments totaling approximately $600,000. Roxio estimates that the low end of the range of the cost to settle the remaining MGI Software related-claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued $2.5 million as part of the purchase price allocation of MGI Software, which is included in accrued liabilities, related to the settlement of these claims. The amount, if any, necessary to settle patent claims related to Roxio’s products cannot be determined at this time.

Roxio and Pressplay have been notified by a number of companies that the Pressplay online music distribution service may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by Napster, LLC to these entities. The amount of money, if any, necessary to settle these claims cannot be determined at this time.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. The patent at issue in the case has expired, and Roxio intends to continue to defend the action. Because the case is at an early state, the outcome cannot be predicted with any certainty.

Roxio is a party to other litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Roxio believes that the final outcome of such matters will not have a material adverse impact on its business, financial position or results of operations.

NOTE 14—SUBSEQUENT EVENTS (UNAUDITED):

On April 17, 2003, Roxio sold assets related to its GoBack system recovery product to Symantec for approximately $13 million in cash. Of the total purchase price, $2.75 million will be held in escrow for a period of one year. The transaction is taxable to Roxio.

On May 19, 2003, Roxio acquired Pressplay. Under the terms of the agreement, Roxio has acquired substantially all of the ownership of Pressplay. Roxio purchased its majority ownership for $12.5 million in cash and approximately 3.9 million shares of Roxio common stock. This acquisition will be accounted for as a purchase. As a result, the total purchase price will be allocated to tangible and intangible assets. Acquired intangible assets will be then amortized over their economic life, whereas the residual of the purchase price will be classified as goodwill and evaluated for impairment at least on an annual basis.

As part of the acquisition of Pressplay, Roxio entered into an asset purchase agreement with a party related to Universal Music Group, Inc. (a unit of Vivendi Universal)—VUNet USA Technologies. In this asset

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase agreement, Roxio obtained certain computer hardware, software and intellectual property related to VUNet USA Technologies’ subscription management service. Additionally, Roxio assumed certain obligations to support customers of VUNet USA Technologies through December 31, 2003. Roxio received the value of these assets less the obligations assumed with no further consideration on its part.

On June 19, 2003, Roxio issued 4,000,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $5.50 per share with gross proceeds of $22,000,000. Roxio is obligated under the purchase agreements to file a registration statement on Form S-3 for the resale of the shares within 15 business days of the close of the financing. The gross proceeds will be reduced by placement fees and legal and accounting fees of in total approximately $1.4 to $1.6 million.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at the End of Period
Allowance for bad debt:
Year ended March 31, 2001	$575	$219	$639	$155
Year ended March 31, 2002	155	790	170	755
Year ended March 31, 2003	755	649	554	850

Allowance for sales returns and certain sales incentives:
Year ended March 31, 2001	$2,186	$8,351	$5,935	$4,602
Year ended March 31, 2002	4,602	16,286	15,396	5,492
Year ended March 31, 2003	5,492	18,333	16,749	7,076

Deferred tax valuation allowance:
Year ended March 31, 2001	$2,556	$753	$—	$3,309
Year ended March 31, 2002	3,309	596	—	3,905
Year ended March 31, 2003	3,905	115	—	4,020

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROXIO, INC.

By:	/s/ WM. CHRISTOPHER GOROG	By:	/s/ R. ELLIOT CARPENTER
	Wm. Christopher Gorog Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer) June 30, 2003		R. Elliot Carpenter Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) June 30, 2003

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

Signature	Title	Date

/s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog	Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	June 30, 2003

/s/ R. ELLIOT CARPENTER R. Elliot Carpenter	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2003

/s/ VERNON E. ALTMAN Vernon E. Altman	Director	June 30, 2003

/s/ RICHARD J. BOYKO Richard J. Boyko	Director	June 30, 2003

/s/ JOSEPH C. KACZOROWSKI Joseph C. Kaczorowski	Director	June 30, 2003

/s/ BRIAN C. MULLIGAN Brian C. Mulligan	Director	June 30, 2003

/s/ ROBERT RODIN Robert Rodin	Director	June 30, 2003

CERTIFICATIONS

I, Wm. Christopher Gorog, certify that:

1.  I have reviewed this annual report on Form 10-K of Roxio, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003	/s/ WM. CHRISTOPHER GOROG WM. CHRISTOPHER GOROG Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

I, R. Elliot Carpenter, certify that:

1.  I have reviewed this annual report on Form 10-K of Roxio, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003	/s/ R. ELLIOT CARPENTER R. ELLIOT CARPENTER Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

ROXIO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002. (10)

2.2	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003. (12)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (2)

4.1	Form of Common Stock certificate of the Registrant

4.2	Warrant to Purchase Common Stock dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)

4.3	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)

4.4	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (2)

4.5	Warrant Agreement between the Registrant and Napster, Inc. dated November 27, 2002. (10)

4.6	Form of Purchase Agreement dated as of June 18, 2003 by and between Roxio and certain Purchasers set forth on the signature page thereto (13)

10.1	2001 Employee Stock Purchase Plan (1)*

10.2	Amended and Restated 2000 Stock Option Plan (1)*

10.3	Form of 2000 Stock Option Plan Agreements (1)*

10.4	Amended and Restated 2001 Director Option Plan*

10.5	Form of 2001 Director Option Plan Agreements (1)*

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)*

10.7	Employment agreement dated September 24, 2001 between Wm. Christopher Gorog and the Registrant (6)*

10.8	Employment agreement dated May 22, 2003 between Thomas J. Shea and the Registrant*

10.9	Employment agreement dated October 22, 2002 between R. Elliot Carpenter and the Registrant (9)*

10.10	Amended and Restated 2001 Stock Plan*

10.11	Form of 2001 Stock Plan Agreements (1)*

10.12	2002 Stock Plan (8)*

10.13	Asset Purchase Agreement dated April 17, 2003 by and between Registrant, Roxio CI Ltd., Wildfile, Inc. Symantec Ltd. and Symantec Corporation (11)

10.14	Lease Agreement between Sobrato Interests II and Entrust Technologies, Inc. dated November 14, 2000

10.15	First Amendment to Lease Agreement between Sobrato Interests II and Entrust Technologies, Inc. dated July 26, 2001

Exhibit Number	Description of Exhibit

10.16	Sublease Agreement between Entrust, Inc. and Roxio, Inc. dated October 31, 2001

10.17	Sublease Amending Agreement between Entrust, Inc. and Roxio, Inc. dated September 30, 2002

10.18	Loan and Security Agreement between Registrant and Comerica Bank-California dated March 8, 2002

10.19	First Amendment to Loan and Security Agreement between Registrant and Comerica Bank-California dated April 9, 2003

10.20	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc.

21.1	List of Subsidiaries

23.1	Consent of Independent Auditors

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 7, 2002.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 15, 2002.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-81522) as filed with the Securities and Exchange Commission on January 28, 2002.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2003.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2003.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.