Form 10-K/A
period 2003-03-31
ROXIO INC
filed 2003-07-29
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Series A Participating Preferred Stock Purchase Rights, $0.001 par value per share

(Title of Class)

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $58.8 million on the last business day of the registrant’s most recently completed second fiscal quarter. For this computation, the company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the company and their associates as a group.

As of July 24, 2003, the number of outstanding shares of common stock of the registrant was approximately 27,488,248.

ROXIO, INC.

INDEX TO AMENDMENT NO. 1 ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED MARCH 31, 2003

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, originally filed on June 30, 2003 (the “Original Filing”). The Registrant is refiling Part III to include the information required by items 10, 11, 12 and 13 to Part III within the period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. The Registrant will also include the information contained herein in its proxy statement for its 2003 Annual Meeting of Stockholders.

Except as described above, no other changes have been made to the Original Filing.

i

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Vernon E. Altman, age 57, has served as our director since December 2001. Mr. Altman’s initial term as a director expires at the annual meeting in 2004. Mr. Altman is director of Bain & Company, a leading international consulting firm. Mr. Altman leads Bain’s technology/telecommunication practice and Bain’s full potential transformation practice. Mr. Altman joined Bain at its founding in 1973. Mr. Altman received Bachelor’s and Master’s degrees in electrical engineering from Massachusetts Institute of Technology (MIT), and a Master’s degree in Management from MIT’s Sloan School.

Richard J. Boyko, age 54, has served as a director since April 2001. Mr. Boyko’s current term as a director expires at the annual meeting in 2005. Since July 2003, Mr. Boyko has served as the managing director of the VCU School of Mass Communications graduate program in advertising. Prior to that Mr. Boyko served as co-president and chief creative officer of Ogilvy & Mather, an advertising agency. He joined Ogilvy & Mather in November 1989. Mr. Boyko majored in advertising at Art Center College of Design.

Wm. Christopher Gorog, age 50, has served as our chief executive officer, and has served as a director since August 2000. Mr. Gorog’s term as a director expires at the annual meeting in 2004. Mr. Gorog has served as our chairman of the board since September 2001. From February 1999 to September 2000, Mr. Gorog served as a consultant in the entertainment and media industry, including serving as advisor to J.H. Whitney, an asset management company, in HOB Entertainment, Inc.’s acquisition of Universal Concerts. From November 1995 to February 1999, Mr. Gorog served as president of new business development at Universal Studios, an entertainment company. From January 1995 to November 1995, Mr. Gorog served as executive vice president of group operations at Universal Studios. Mr. Gorog is a director of Critical Path, Inc., a digital communications software and services company. Mr. Gorog earned a B.A.S. in Telecommunications and Film from San Diego State University.

Joseph C. Kaczorowski, age 47, has served as a director since April 2001. Mr. Kaczorowski’s initial term as a director expires at the annual meeting in 2003. Mr. Kaczorowski currently serves as executive vice president and chief financial officer of HOB Entertainment, Inc., an entertainment company. He joined HOB Entertainment, Inc. in August 1996. Mr. Kaczorowski holds a B.S. in Accounting from St. John’s University.

Lawrence Kenswil, age 52, has served as our director since July 2003. Mr. Kenswil’s initial term as a director expires at the annual meeting in 2005. Mr. Kenswil is president of Universal eLabs, a division of Vivendi Universal’s Universal Music Group (“Universal Music”). Mr. Kenswil has headed eLabs from its founding in January 1999. Prior to that, he was Universal Music’s executive vice president, business and legal affairs. Mr. Kenswil sits on the board of directors of the Recording Industry Association of America (RIAA) and, previously, the board of the International Federation of the Phonographic Industry (IFPI). Mr. Kenswil holds a B.A. from Cornell University, an M.S. from Boston University, and a J.D. from Georgetown University. Mr. Kenswil was appointed to the board of directors by a wholly-owned subsidiary of Universal Music pursuant to its rights under the acquisition agreement among Roxio and wholly-owned subsidiaries of Sony Music Entertainment, Inc. and Universal Music through which Roxio acquired substantially all ownership of Napster LLC (d/b/a pressplay).

Brian C. Mulligan, age 44, has served as a director since March 2003. Mr. Mulligan’s initial term as a director expires at the annual meeting in 2003. From April 2002 to August 2002, Mr. Mulligan was an executive advisor to The Boston Consulting Group, a management consulting firm. From January 2001 to March 2002, he served as chairman of Fox Television, a division of The News Corporation Limited, or NewsCorp. From November 1999 to December 2000, Mr. Mulligan was the chief financial officer of The Seagram Company Ltd., parent company of Universal Music and Universal Studios, Inc. From June 1999 to December 1999, he was co-chairman of Universal Pictures. Prior to that, Mr. Mulligan served in several positions at Universal Studios, Inc., including, executive vice president, operations and finance from December 1998 to June 1999 and senior vice president, business development and strategic planning from June 1995 to December 1998. Mr. Mulligan is a director of Ascent Media Group, Inc., a creative and technical media services company. Mr. Mulligan holds a Bachelor’s degree in Business Administration from the University of Southern California and a Master’s degree in Business Administration from the John E. Anderson Graduate School of Management at the University of California, Los Angeles.

Robert Rodin, age 49, has served as a director since April 2001. Mr. Rodin’s current term as a director expires at the annual meeting in 2005. Since October 2002, Mr. Rodin has been the founder and chief executive officer of the RDN Group, a management consulting firm. From 1999 through October, 2002, Mr. Rodin was the founder, chairman of the board and chief executive officer of eConnections, a provider of extended supply chain intelligence solutions. From 1991 through 1999, Mr. Rodin served as chief executive officer and president of Marshall Industries, a $1.7 billion industrial electronics distributor. Following the sale of Marshall to Avnet in 1999, Mr. Rodin served as president of global supply chain management and electronic commerce solutions and as a member of the Avnet global managing board. Mr. Rodin holds a B.A. in Psychology from University of Connecticut.

Information concerning our executive officers and key employees is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 filed with the SEC on June 30, 2003.

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

In October 2002, we approved a non-employee director compensation plan pursuant to which non-employee directors are entitled to an annual salary equal to $30,000 plus $10,000 for service on each of the audit and compensation committees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Securities Exchange Act of 1934, as amended, requires our executive officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Their initial report must be filed using the SEC’s Form 3 and they must report subsequent stock purchases, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5. Officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a). We make the services of our legal department available to our officers and directors to assist them in meeting their filing obligations.

Based solely on our review of these reports and written representations from our directors and executive officers, we believe each of our directors, executive officers and 10% securityholders complied with all applicable Section 16(a) filing requirements during the fiscal year ended March 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

We first hired employees as a separate legal entity from our former parent company, Adaptec, Inc., on May 11, 2001. Prior to that date, all of our executive officers were employees of Adaptec. As a result, the information set forth in the following table reflects compensation earned by our chief executive officer and our two most highly compensated executive officers, or our Named Executive Officers, for services they rendered to us during fiscal year ended March 31, 2003, as well as for services they rendered to us as Roxio employees and as Adaptec employees during our fiscal year ended March 31, 2002, and for services they rendered to Adaptec as Adaptec’s employees during Adaptec’s fiscal year ended March 31, 2001.

	Fiscal Year	Annual Compensation					Long-Term Compensation
Name and Principal Position		Salary ($)(1)		Bonus ($)		Other Annual Compensation ($)(2)	Securities Underlying Options (#)		All Other Compensation ($)(3)
Wm. Christopher Gorog Chief Executive Officer (5)	2003 2002 2001	490,000 430,289 194,712	(5)	0 764,000 490,750	(4) (6)	45,756 19,128 104,050	399,142 1,075,000 0		0 0 112

Thomas J. Shea President and Chief Operating Officer, Roxio Division	2003 2002 2001	270,000 298,934 238,746		0 340,000 180,000	(4) (7)	31,651 176,730 7,800	136,512 305,688 190,000	(8)	0 0 10,633

R. Elliot Carpenter Vice President and Chief Financial Officer	2003 2002 2001	215,000 245,581 154,760		0 271,000 105,000	(4) (7)	24,750 10,108 3,600	83,340 150,000 52,383	(8)	0 0 8,525

(1)	Salary includes Adaptec’s salary paid from April 1, 2001 until the spin-off of Roxio in May 2001, as well as Roxio’s salary through fiscal year ended March 31, 2003.
(2)	Other compensation includes auto allowance, deferred compensation, referral bonus, and relocation bonus.
(3)	Represents payment of life insurance premiums by Adaptec.
(4)	These amounts were earned by Messrs. Gorog, Shea and Carpenter, respectively, for fiscal 2002 but were not paid until after the close of that fiscal year.
(5)	Gorog’s fiscal 2001 compensation represents what he earned from his hire date through March 31, 2001.
(6)	Gorog’s fiscal 2001 bonus compensation includes $246,875 in bonuses paid by Adaptec after Mr. Gorog’s date of hire and before the spin-off of Roxio in May 2001, as well as $243,875 in bonuses paid directly by Roxio. The $243,875 in bonuses paid directly by Roxio were earned by Mr. Gorog for fiscal 2001 but were not paid until after the close of that fiscal year.
(7)	These amounts were earned by Messrs. Shea and Carpenter, respectively, for fiscal 2001 but were not paid until after the close of that fiscal year.
(8)	These options were granted by Adaptec under its stock option plan.

Option Grants During Fiscal Year 2003

The following table sets forth information regarding options to purchase Roxio common stock (as noted in the table), granted during the fiscal year ended March 31, 2003 to each of our Named Executive Officers. The percentage of total options granted to Roxio employees in the last fiscal year is based on options to purchase an aggregate of 2,137,524 shares of common stock granted to Roxio employees during fiscal year 2003. We do not have any outstanding stock appreciation rights.

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price per Share ($/SH)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Wm. Christopher Gorog	399,142	18.67	$3.87	8/13/12	$971,440.66	$2,461,821.37
Thomas J. Shea	136,512	6.39	$3.87	8/13/12	$332,245.94	$841,976.44
R. Elliot Carpenter	83,340	3.90	$3.87	8/13/12	$202,834.74	$514,023.06

(1)	The potential realizable values are based on an assumption that the stock price of Roxio’s common stock will appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect an estimate of future stock price growth of shares of our common stock.

Option Exercises in Fiscal Year 2003 And Fiscal Year End Option Values

The following table contains information regarding option exercises in fiscal year 2003 by our Named Executive Officers and their unexercised options to acquire shares of our common stock for the fiscal year ended March 31, 2003.

Name	Shares Acquired on Exercise(#)	Value Realized (Market Price at Exercise Less Exercise Price)($)	Number of Shares Underlying Unexercised Options as of March 31, 2003 (#) Exercisable/Unexercisable	Value of Unexercised in-the-Money Options as of March 31, 2003($)(1) Exercisable/Unexercisable
Wm. Christopher Gorog	13,000	140,227	585,437/875,705	$0.00/$930,000.86
Thomas J. Shea	0	—	215,219/226,981	$0.00/$318,072.96
R. Elliot Carpenter	1,200	13,305	85,061/147,079	$0.00/$194,182.20

(1)	Based on the closing sale price of our common stock on March 31, 2003 ($6.20), as reported by the Nasdaq National Market, less the option exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our Board of Directors is composed of Messrs. Kaczorowski and Rodin. In addition, our Board of Directors appointed Mr. Altman to the Compensation Committee in July 2003. All decisions regarding the compensation of our executive officers have been made by the Board of Directors upon the recommendation of the Compensation Committee.

TRANSACTIONS WITH CERTAIN EXECUTIVE OFFICERS

EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

Employment Agreement with Wm. Christopher Gorog

Mr. Gorog serves as our chief executive officer and the chairman of the Board of Directors. We entered into a new employment agreement with Mr. Gorog effective September 21, 2001. Under the terms of his new employment arrangement, Mr. Gorog’s annual base compensation is $490,000. Mr. Gorog is also eligible for annual bonuses and annual stock option grants in amounts to be determined by our Compensation Committee, and certain other benefits including a car allowance of $1,000 per month. Mr. Gorog’s employment agreement provides that, in the event of a Change of Control (as defined in our 2000 Stock Option Plan), all then-outstanding stock options that we have granted to Mr. Gorog will fully vest regardless of whether accelerated vesting would otherwise be required under the terms of the applicable stock option plan.

Mr. Gorog will be entitled to severance benefits under his employment agreement if (1) we terminate Mr. Gorog’s employment without Cause (as defined in the agreement) before a Change of Control, or (2) if we terminate Mr. Gorog’s employment, or if Mr. Gorog resigns, upon or following a Change of Control. In either of such events, all of Mr. Gorog’s then-outstanding stock options granted by us will become fully vested, Mr. Gorog is entitled to receive a severance payment equal to 165% of his base compensation, and Mr. Gorog will be entitled to continued participation in our welfare benefit plans (or similar benefits) for a period of 12 months. For purposes of Mr. Gorog’s employment agreement, “Cause” generally means that Mr. Gorog has been grossly negligent in the performance of his duties for Roxio, that he has engaged in willful misconduct, or that he has been convicted of a felony or any crime involving moral turpitude.

Mr. Gorog’s employment agreement will be effective until September 21, 2004. One year before a scheduled expiration date of the employment agreement, such agreement will automatically extend for an additional year unless either party has previously notified the other that such an extension will not occur.

Employment Agreement with Thomas J. Shea

Mr. Shea serves as our president and chief operating officer, Roxio division. Under the terms of his employment arrangement, Mr. Shea’s annual base compensation is $350,000 and he is eligible for a cash bonus of up to 50% of his annual base compensation per year pursuant to our annual bonus program, which is tied to our results of operations.

Mr. Shea will be entitled to severance benefits under his employment agreement if we or our successors terminate his employment without Cause (as defined below). In such event, Mr. Shea will be entitled to receive a lump sum severance payment in cash equal to 100% of his annualized base salary and continued coverage in Roxio’s welfare benefit plans for the twelve-month period following such termination. In addition 25% of Mr. Shea’s outstanding stock options will immediately vest and the exercise period for all outstanding stock options will be extended to one (1) year from the date of termination. For this purpose, “Cause” means that Mr. Shea has been grossly negligent in the performance of his duties for Roxio, that he has engaged in willful misconduct, or that he has been convicted of a felony or any crime involving moral turpitude.

In the event of a change of control, 25% of Mr. Shea’s unvested options will vest automatically and the remaining options will continue to vest at the same rate as prior to the change of control. In addition, if Mr. Shea is still an employee of the successor company six months after the date of a change of control, he will receive a cash bonus equal to the “in-the-money” value of 25% of his unvested stock options as of the date of the change of control. Finally, in the event that Mr. Shea is terminated without Cause within 12 months after the date of a Change of Control (as defined in our 2000 Stock Option Plan), 100% of his options will automatically vest.

Employment Agreement with Michael J. Bebel

Mr. Bebel serves as our president and chief operating officer, Napster division as of May 22, 2003. We have an employment agreement with Mr. Bebel, the term of which runs through March 31, 2004, with an option for us to renew the agreement for an additional year until March 31, 2005. If we exercise this option, the agreement continues to renew for successive one-year periods, commencing April 1, 2006, until terminated by either party. The employment agreement provides for a $533,452 base annual salary effective April 1, 2001, with annual cost of living adjustments, and a $700,000 base annual salary in the option year, should we choose to exercise the option, plus an annual bonus, to be paid to Mr. Bebel. In addition, in the case of Mr. Bebel’s involuntary termination other than for cause, death, or disability, the employment agreement entitles Mr. Bebel to a lump sum payment equal to the amount of his base annual salary then in effect and a guaranteed bonus as well as continued vesting in any long-term investment plan to which he is a participant.

Employment Agreement with R. Elliot Carpenter

Mr. Carpenter serves as our vice president and chief financial officer. Under the terms of his amended and restated employment arrangement, Mr. Carpenter’s annual base salary level is $215,000 and he is eligible for a cash bonus of up to 45% of his annual base compensation per year pursuant to our annual bonus program, which is tied to our results of operations.

Mr. Carpenter will be entitled to severance benefits under his employment agreement if we or our successors terminate his employment without Cause (as defined below). In such event, Mr. Carpenter will be entitled to receive a lump sum severance payment in cash equal to 100% of his annualized base salary and continued coverage in Roxio’s welfare benefit plans for the twelve-month period following such termination. In addition 25% of Mr. Carpenter’s outstanding stock options will immediately vest and the exercise period for all outstanding stock options will be extended to one (1) year from the date of termination. For this purpose, “Cause” means that Mr. Carpenter has been grossly negligent in the performance of his duties for Roxio, that he has engaged in willful misconduct, or that he has been convicted of a felony or any crime involving moral turpitude.

In the event of a change of control, 25% of Mr. Carpenter’s unvested options will vest automatically and the remaining options will continue to vest at the same rate as prior to the change of control. Finally, in the event that Mr. Carpenter is terminated without cause within 12 months after the date of a Change of Control (as defined in our 2000 Stock Option Plan), 100% of his options will automatically vest.

Employee Benefit Plan Change of Control Provisions

2000 Stock Option Plan

General. The 2000 Stock Option Plan, referred to as the 2000 Stock Plan, was adopted by our Board of Directors and approved by Adaptec, our sole stockholder, in November 2000. The 2000 Stock Plan was amended in February of 2001 by the Board of Directors. Our 2000 Stock Plan provides for the grant of incentive stock options to employees, including officers and employee directors, and for the grant of nonstatutory stock options to employees, directors and consultants.

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

2001 Stock Plan

General. The 2001 Stock Plan was adopted by our Board of Directors and approved by Adaptec, our sole stockholder, in April 2001. The 2001 Stock Plan was amended in November 2001 by the Board of Directors. Our 2001 Stock Plan provides for the grant of incentive stock options to employees, including officers and employee directors, and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants.

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

2001 Director Option Plan

General. Our Board of Directors adopted the 2001 Director Option Plan, referred to as the Director Plan, in April 2001. The 2001 Stock Plan was amended in November 2001 by the Board of Directors. The Director Plan provides for the periodic grant of nonstatutory stock options to our non-employee directors.

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

2002 Stock Plan

General. The 2002 Stock Plan was adopted by our Board of Directors in January 2002 and no stockholder approval was required. Our 2002 Stock Plan provides for the grant of nonstatutory stock options and stock purchase rights to employees and consultants, other than officers and directors.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 24, 2003, certain information with respect to the beneficial ownership of our common stock by:

•	each person or group of affiliated persons known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all of our directors and executive officers as a group.

Unless otherwise indicated below, the persons in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name	Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares Owned
5% or Greater Stockholders
Entities affiliated with Universal Music Group, Inc.(2)	1,957,262	7.12%
Entities affiliated with Sony Music Entertainment, Inc.(3)	1,957,262	7.12
Entities affiliated with Firsthand Technology Value Fund(4)	1,412,000	5.1
Executive Officers and Directors
Wm. Christopher Gorog(5)	823,347	2.91
Thomas J. Shea(6)	283,916	1.02
R. Elliot Carpenter(7)	126,341	*
Michael J. Bebel	500	*
Vernon E. Altman(8)	11,719	*
Richard J. Boyko(9)	17,624	*
Joseph C. Kaczorowski(10)	18,752	*
Lawrence Kenswil(11)	1,957,262	7.12
Brian C. Mulligan(12)	1,563	*
Robert Rodin(10)	18,752	*
All directors and executive officers as a group (10 persons)(13)	3,259,776	11.33

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person and the percentage ownership of that person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of July 24, 2003. As of July 24, 2003, there were 27,488,248 outstanding shares of common stock. The shares beneficially owned include shares that may be purchased through the Roxio 2001 Employee Stock Purchase Plan on August 15, 2003.

(2)	According to a Schedule 13D filed jointly by UMG Duet Holdings, Inc. (“UMG”), Universal Music Group, Inc. and Vivendi Universal S.A. on May 29, 2003, UMG shares with Universal Music Group, Inc. and Vivendi Universal S.A. voting and dispositive power with respect to these 1,957,262 shares. The address for UMG and Universal Music Group, Inc. is 2220 Colorado Avenue, Santa Monica, California 90404. The address for Vivendi Universal S.A. is 42 Avenue de Friedland, 75380 Paris, Cedex 08, France.

(3)	According to a Schedule 13D filed jointly by SMEI Duet Holdings, Inc., (“SMEI”) and Sony Corporation of America on May 29, 2003, SMEI shares with Sony Music Entertainment, Inc. and Sony Corporation of America voting and dispositive power with respect to these 1,957,262 shares. The address for SMEI Duet Holdings, Inc., Sony Music Entertainment, Inc. and Sony Corporation of America is 550 Madison Avenue, New York, New York 10022.

(4)	Includes 412,000 shares of Roxio common stock held by two other series of Firsthand Funds, Firsthand Technology Innovators Fund and Firsthand E-Commerce Fund. As of July 24, 2003, Firsthand Technology Value Fund has not filed a Schedule 13D or Schedule 13G with respect to its ownership of these 1,412,000 shares of Roxio Common Stock. The address for Firsthand Technology Value Fund is 125 South Market, Suite 1200, San Jose, CA 95113-2206.

(5)	Includes options to purchase 819,597 shares of our common stock within 60 days of July 24, 2003 and 750 purchasable through the Roxio 2001 Employee Stock Purchase Plan on August 15, 2003.

(6)	Includes options to purchase 279,347 shares of our common stock within 60 days of July 24, 2003 and 750 purchasable through the Roxio 2001 Employee Stock Purchase Plan on August 15, 2003.

(7)	Includes options to purchase 122,799 shares of our common stock within 60 days of July 24, 2003 and 750 purchasable through the Roxio 2001 Employee Stock Purchase Plan on August 15, 2003.

(8)	Includes options to purchase 11,719 shares of our common stock within 60 days of July 24, 2003.

(9)	Includes options to purchase 15,624 shares of our common stock within 60 days of July 24, 2003.

(10)	Includes options to purchase 18,752 shares of our common stock within 60 days of July 24, 2003.

(11)	Includes 1,957,262 shares held by UMG, a wholly-owned subsidiary of Universal Music Group, Inc., granted pursuant to the acquisition agreement among Roxio, UMG and SMEI, a wholly-owned subsidiary of Sony Music Entertainment, Inc. through which Roxio acquired substantially all ownership of Napster LLC (d/b/a pressplay) (the “Acquisition Agreement”). Mr. Kenswil is president of Universal eLabs, a division of Universal Music Group, Inc. Accordingly, Mr. Kenswil may be deemed to be a beneficial owner of the shares of common stock held of record by Universal Music Group, Inc. Mr. Kenswil disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. Kenswil was appointed to the board of directors of Roxio by UMG pursuant to its rights under the Acquisition Agreement. See note 2 above.

(12)	Includes options to purchase 1,563 shares of our common stock within 60 days of July 24, 2003.

(13)	Includes options to purchase 1,288,153 shares of our common stock within 60 days of July 24, 2003 and 2,250 purchasable through the Roxio 2001 Employee Stock Purchase Plan on August 15, 2003. See notes 5-12 above.

Equity Compensation Plan Information

We currently maintain five equity compensation plans: the 2000 Stock Plan, the 2001 Stock Plan, the Director Plan, the 2001 Employee Stock Purchase Plan (“ESPP”), and the 2002 Stock Plan.

Equity Compensation Plans Approved by Stockholders

Each of our 2000 Stock Plan, 2001 Stock Plan, Director Plan and ESPP was approved by Adaptec, our sole stockholder at the time each plan was adopted.

Under the 2000 Stock Plan and 2001 Stock Plan, our Board of Directors, or a committee of the Board, may grant stock options to employees and consultants of Roxio or one of our subsidiaries and to Roxio directors. Stock purchase rights may be granted only under the 2001 Stock Plan. The purchase price of any shares of our common stock subject to an option or stock purchase right granted under either plan will be determined by our Board or a committee of the Board at the time of grant, and may be less than the fair market value of the underlying stock at that time. Options and stock purchase rights granted under either plan may be fully vested at grant or subject to a vesting schedule determined by our Board or a committee of the Board. Each option granted under these plans will expire not more than ten years after its date of grant. Unvested shares of restricted stock issued upon exercise of stock purchase rights are subject to repurchase by Roxio upon the termination of the holder’s employment or service. To date, no stock purchase rights have been granted.

Under the Director Plan and the 2001 Stock Plan, stock options are automatically granted to Roxio’s non-employee directors. Options are granted at fair market value on the date of grant, vest on a quarterly basis over a four-year period and expire not more than ten years after the date of grant.

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

Equity Compensation Plan Not Approved by Stockholders

The 2002 Stock Plan did not require approval of, and has not been approved by, our stockholders. The 2002 Stock Plan allows our Board of Directors, or a committee of the Board, to grant stock options and stock purchase rights to employees and consultants of Roxio or one of our subsidiaries. Employees who are Roxio officers and Roxio directors are not eligible to receive awards under the 2002 Stock Plan. The purchase price of any shares of our common stock subject to an option or stock purchase right granted under the 2002 Stock Plan will be determined by our Board or a committee of the Board at the time of grant of the award, and may be less than the fair market value of the underlying stock at that time. Options and stock purchase rights granted under the 2002 Stock Plan may be fully vested at grant or subject to a vesting schedule determined by our Board or a committee of the Board. Each option granted under the 2002 Stock Plan will expire not more than ten years after its date of grant. Unvested shares of restricted stock issued upon exercise of stock purchase rights are subject to repurchase by Roxio upon the termination of the holder’s employment or service. To date, no stock purchase rights have been granted under the plan.

Summary Table

The following table sets forth, for each of our equity compensation plans, the number of our shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2003.

Plan category	Number of shares of Roxio common stock to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options(2)	Number of shares of Roxio common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	5,512,973	$9.13	75,619	(3)
Equity compensation plans not approved by stockholders	734,607	$11.20	15,393	(4)
Total	6,247,580	$9.38	91,012

(1)	This column does not reflect shares that may be acquired under the ESPP in the current purchase period because that number is not determinable until the end of the period.

(2)	This column does not reflect the price of shares that may be acquired under the ESPP in the current purchase period because that price is not determinable until the end of the period.

(3)	On April 1 of each year during the term of the 2001 Stock Plan, the total number of shares available for award purposes under the 2001 Plan will increase by the lesser of 2,000,000 shares or 6% of the total number of common shares issued and outstanding as of the immediately preceding March 31, or a lesser number determined by the Board of Directors. On April 1 of each year during the term of the ESPP, the total number of shares available for purchase under the ESPP will increase by the lesser of 100,000 shares or 1.5% of the total number of common shares issued and outstanding as of the immediately preceding March 31, or a lesser number determined by the Board of Directors. Accordingly, on April 1, 2003, the aggregate number of shares available for issuance under the 2001 Stock Plan increased by 1,174,415 shares and the aggregate number of shares available for issuance under the ESPP increased by 100,000 shares. The information presented in this table was calculated as of March 31, 2003 and does not reflect these increases, nor any possible future increases, to the number of shares available under these plans.

(4)	All of these shares are available for options and stock purchase rights under the 2002 Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director and Officer Indemnification

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

Napster LLC entered into a content distribution relationship with Universal Music Group, Inc., pursuant to which Napster LLC may distribute certain Universal Music Group, Inc. music content through Napster’s online distribution network. Napster pays fees based on streaming and downloading of the music content. Larry Kenswil, a director of Roxio, is an executive officer of Universal Music Group, Inc.

Roxio, Inc. entered into a limited liability company operating agreement (“Operating Agreement”) with UMG, a subsidiary of Universal Music Group, Inc., as part of Roxio’s acquisition of Napster LLC. The Operating Agreement entitles UMG to a quarterly distribution of ten percent (10%) of Napster’s cumulative earnings as defined in the Operating Agreement, up to a total amount of approximately $6,200,000.

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROXIO, INC.

By:	/s/ WM. CHRISTOPHER GOROG	By:	/s/ R. ELLIOT CARPENTER
	Wm. Christopher Gorog		R. Elliot Carpenter
	Chief Executive Officer		Vice President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
	July 29, 2003		July 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
	/s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog	Chairman and Chief Executive Officer (Principal Executive Officer)	July 29, 2003

	* Vernon E. Altman	Director	July 29, 2003

	* Richard J. Boyko	Director	July 29, 2003

	* Joseph C. Kaczorowski	Director	July 29, 2003

	/s/ LAWRENCE KENSWIL Lawrence Kenswil	Director	July 25, 2003

	* Brian C. Mulligan	Director	July 29, 2003

	* Robert Rodin	Director	July 29, 2003

* By	/s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog Attorney-in-Fact	Chairman and Chief Executive Officer (Principal Executive Officer)	July 29, 2003

CERTIFICATIONS

I, Wm. Christopher Gorog, certify that:

1. I have reviewed this annual report on Form 10-K/A of Roxio, Inc.;

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

Date: July 29, 2003

/s/ WM . CHRISTOPHER GOROG
WM. CHRISTOPHER GOROG
Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

I, R. Elliot Carpenter, certify that:

1. I have reviewed this annual report on Form 10-K/A of Roxio, Inc.;

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

Date: July 29, 2003

/s/ R. ELLIOT CARPENTER
R. ELLIOT CARPENTER
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)