Form 10-Q
period 2003-06-30
ROXIO INC
filed 2003-08-14
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of August 11, 2003, there were 27,488,248 shares of the Registrant’s Common Stock outstanding, par value $0.001.

ROXIO, INC.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Quarterly Report under the caption “Risk Factors” of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ROXIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$46,596	$36,820
Short-term investments	16,694	16,677
Accounts receivable, net of allowance for doubtful accounts of $945 at June 30, 2003 and $850 at March 31, 2003	9,504	12,637
Inventories	196	460
Prepaid expenses and other current assets	7,623	3,366
Deferred income taxes	2,337	4,709

Total current assets	82,950	74,669

Long-term investment	3,000	3,059
Property and equipment, net	13,561	9,058
Goodwill, net	89,006	55,247
Other intangibles assets, net	9,353	10,314
Other assets	2,425	589

Total assets	$200,295	$152,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,023	$11,952
Income taxes payable	226	1,353
Accrued liabilities	22,485	15,428
Deferred revenues	1,829	725
Current portion of long-term debt	620	606

Total current liabilities	33,183	30,064

Long term liabilities:
Long term debt	5,326	5,490
Deferred income taxes	1,014	1,190
Other liabilities	295	—

Total liabilities	39,818	36,744

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000 shares;
Issued and outstanding: none at June 30, 2003 and at March 31, 2003	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares;
Issued and outstanding: 27,488 shares at June 30, 2003 and 19,574 shares at March 31, 2003	27	20
Additional paid-in capital	171,492	127,804
Deferred stock-based compensation	(2,367)	(2,886)
Accumulated deficit	(11,045)	(10,675)
Accumulated other comprehensive income	2,370	1,929

Total stockholders’ equity	160,477	116,192

Total liabilities and stockholders’ equity	$200,295	$152,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2003	2002
Net revenues	$24,176	$32,303
Cost of revenues (excluding stock-based compensation charges of $10 and $13 for 2003 and 2002, respectively)	7,874	8,450

Gross profit	16,302	23,853

Operating expenses:
Research and development (excluding stock-based compensation charges of $151 and $191 for 2003 and 2002, respectively)	7,318	5,464
Sales and marketing (excluding stock-based compensation charges of $135 and $(358) for 2003 and 2002, respectively)	9,850	11,934
General and administrative (excluding stock-based compensation charges of $223 and $283 for 2003 and 2002, respectively)	5,356	5,665
Amortization of intangible assets	1,204	2,064
Stock-based compensation charges	519	129

Total operating expenses	24,247	25,256

Loss from operations	(7,945)	(1,403)
Gain on sale of GoBack product line	10,592	—
Other income (loss), net	(295)	127

Income (loss) before provision for income taxes	2,352	(1,276)
Provision (benefit) for income taxes	2,722	(56)

Net loss	(370)	(1,220)
Other comprehensive gain, net of tax :
Foreign currency translation adjustment	487	1,257
Unrealized gain (loss) on short-term investments	(46)	23

Comprehensive income	$71	$60

Net loss per share:
Basic and diluted	$(0.02)	$(0.06)

Weighted average shares used in computing basic and diluted net loss per share:
Basic and diluted	21,864	19,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(370)	(1,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,347	2,721
Stock-based compensation charges	519	129
Provision for doubtful accounts	38	208
Loss on retirement of property and equipment	320	—
Gain on sale of GoBack assets	(10,592)	—
Deferred income taxes	2,372	(267)
Change in operating assets and liabilities:
Accounts receivable	2,820	5,210
Inventories	200	126
Prepaid expenses and other current assets	343	(366)
Other long term assets	(228)	—
Accounts payable	(4,583)	(1,599)
Income taxes payable	(1,052)	(755)
Accrued liabilities	(486)	(4,732)
Deferred revenues	1,827	—
Other liabilities	295	—

Net cash used in operating activities	(6,230)	(545)

Cash flows from investing activities:
Purchases of property and equipment	(1,114)	(2,598)
Proceeds from sale of property and equipment	1	—
Proceeds from sale of GoBack assets	10,250	—
Purchases of other intangible assets	(63)	—
Purchases of short-term investments	(2,792)	(21,201)
Proceeds from sale of short-term investments	350	—
Maturities of short-term investments	2,390	295
Acquisition of Pressplay, net of cash acquired	(13,473)	—

Net cash used in investing activities	(4,451)	(23,504)

Cash flows from financing activities:
Principal payment of capital lease obligation	(154)	(129)
Issuance of common stock under employee stock plan	—	555
Issuance of common stock from private equity financing, net	20,613	—

Net cash provided by financing activities	20,459	426

Effect of exchange rates on cash	(2)	480

Change in cash and cash equivalents	9,776	(23,143)
Cash and cash equivalents at beginning of period	36,820	47,280

Cash and cash equivalents at end of period	$46,596	$24,137

Supplemental cash flow information:
Cash paid for interest	$61	$31

Cash paid for income taxes	$1,313	$1,320

Non-cash disclosure of investing and financing activities:
Issuance of stock in connection with Pressplay’s acquisition	$23,486	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared by Roxio, Inc., a Delaware company (“Roxio”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Roxio believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Roxio’s annual report on Form 10-K for the year ended March 31, 2003.

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

Reclassification

One reclassification has been made to prior year balances in order to conform to the current period presentation, namely the presentation and the break out of deferred revenues on the balance sheet.

Stock-based compensation

Roxio accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of Roxio’s common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years. Roxio accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date of grant.

The following table illustrates the effect on net loss and earnings per share if Roxio had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,
	2003	2002
Net loss, as reported	$(370)	$(1,220)
Add:
Unearned stock-based compensation expense included in reported net loss	519	659
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,732)	(2,962)

Pro forma net loss	$(2,583)	$(3,523)

Net loss per share, (basic and diluted), as reported	$(0.02)	$(0.06)
Net loss per share (basic and diluted), pro forma	$(0.12)	$(0.18)

Roxio uses the straight-line method to amortize its SFAS No. 123 pro forma stock–based compensation expense over the vesting period, which is generally four years, of stock options, and over the applicable purchase period, which ranges from six months to two years, for employee stock purchase plan (“ESPP”) purchase rights.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123. This information is required to be determined as if Roxio had accounted for its employee stock options and ESPP under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

The fair value of stock option and ESPP stock purchase rights was estimated on the date of grant using the Black-Scholes model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and ESPP stock purchase rights.

	Three Months Ended June 30,
	2003	2002
Stock options:
Expected volatility	108%	115%
Risk-free interest rate	2.17%	4.11%
Expected life	4 years	4 years
Expected dividend yield	zero	zero

ESPP stock purchase rights:
Expected volatility	115%	70%
Risk-free interest rate	1.89%	3.37%
Expected life	1.2 years	1.2 years
Expected dividend yield	zero	zero

The fair value of stock option and ESPP stock purchase rights was estimated on the date of grant using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Roxio uses projected volatility rates, which are based upon historical volatility rates trended into future years. Because Roxio’s employee stock options and ESPP purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing option-pricing models do not necessarily provide a reliable single measure of the fair value of our options and purchase rights. Under the Black-Scholes option-pricing model, the weighted average fair value of stock options at date of grant was $4.18 and $15.34 per share for options granted during the three months ended June 30, 2003 and 2002, respectively. The weighted average fair value of purchase rights under ESPP was $3.09 and $15.34 per share during the three months ended June 30, 2003 and 2002, respectively.

Treasury Stock

Roxio accounts for treasury stock under the cost method.

NOTE 2—BUSINESS ACQUISITION AND DIVESTITURE

Acquisition

In May 2003, Roxio acquired substantially all of the ownership of Pressplay, an online music service. Pressplay will serve as the foundation for the launch of Roxio’s new legal on-line music service under the Napster brand. In consideration of the acquisition, Roxio exchanged $12.5 million in cash, issued 3.9 million shares of Roxio’s common stock valued at $23.5 million and obligated itself to pay up to $12.4 million in contingent payments based on Roxio’s future cash flows from the Napster business. The common stock issued was valued in accordance with EITF 99-12, “Determination of the Measurement Date for the Market price of Acquiror Securities Issued in a Purchase Business Combination” using the average of the market values of Roxio’s common stock for five days prior to the date of the consummation of the acquisition. Roxio incurred approximately $1.9 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price of the transaction.

Roxio accounted for the acquisition of Pressplay using the purchase method of accounting. The results of operations and the estimated assets acquired and liabilities assumed have been included in Roxio’s financial statements from the date of acquisition. The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired is summarized below. The preliminary allocation was based on an independent appraisal and estimate of fair value. The allocation of the purchase price may be subject to change based on the finalization of the closing balance sheet.

(in thousands)
Calculation of purchase price:

Value of stock consideration	$23,487
Cash consideration	12,500
Acquisition costs	1,872

Total costs	$37,859

Allocation of purchase price:

Current assets	$2,912
Property and equipment	4,543
Other assets	1,637
Identifiable intangible assets—Trademark	300
Goodwill	33,759

Total assets acquired	43,151
Current liabilities	(5,292)

Net assets acquired	$37,859

The identifiable intangible asset will be amortized on a straight line basis over its estimated useful life of one year. In accordance with SFAS No. 142, goodwill will not be amortized but will be tested annually for impairment.

Developed technology and in-process research and development (“IPR&D”) was identified and valued through analysis of data provided by Pressplay concerning development efforts, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability and the associated risks. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology. No amount was allocated to either developed technology or IPR&D related to the online music distribution platform due to the high costs and expenses associated with the online music distribution platform and the early stage of development of the market and the associated risks.

Unaudited pro forma results

The following unaudited pro forma results of operations assume Pressplay had been acquired at the beginning of each of the periods presented.

	Three Months Ended
	June 30, 2003	June 30, 2002
	(in thousands, except per share amounts)
Net revenues	$24,970	$32,597
Net loss	$(3,896)	$(5,955)
Basic and diluted net loss per share	$(0.19)	$(0.29)
Weighted average shares used in computing net loss per share	21,036	20,485

Divestiture

In April 2003, Roxio sold its GoBack product line and related tangible and intangible assets to Symantec. Cash consideration of $10.2 million was due at the date of the sale with a further $2.8 million held in escrow. This escrow is subject to claims for certain potential contingencies. This escrow will be paid to Roxio, net of claims, if any, at the one-year anniversary date of the close of the transaction. $1.1 million of the escrow amount was recognized as consideration at the time of the transaction. The remainder will be recognized at the one-year anniversary date of the close of the transaction upon satisfaction of the conditions specified in the Purchase Agreement. In the quarter ended June 30, 2003, Roxio recorded a gain of $10.6 million from the sale of the GoBack product line.

NOTE 3—BALANCE SHEET DETAIL

	June 30, 2003	March 31, 2003
	(in thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$3,681	$3,158
Cash held in escrow	1,125	—
Content and affiliate advance	2,595	—
Other receivable	222	208

	$7,623	$3,366

	June 30, 2003	March 31, 2003
	(in thousands)
Accrued liabilities:
Accrued compensation and related expenses	$4,220	$3,733
Accrued litigation	2,495	2,524
Accrued technical support	1,402	2,044
Accrued marketing development funds	1,951	1,648
Accrued royalties	2,251	1,891
Accrued restructuring	399	—
Content advances	2,372	—
Other	7,395	4,313

	$22,485	$16,153

Content advances are advances paid to third party content providers as part of an agreement to make content available to Roxio. These balances will be expensed as the advances are recovered in accordance with the terms of the related agreements, generally based on usage. Advances that are not recovered by the end of their contractual terms are non-refundable. The recoverability of these balances are subject to regular review by management.

NOTE 4—LONG-TERM INVESTMENTS

In August 2002, Roxio made a strategic investment of $3.0 million in YesVideo, a company specializing primarily in video-to-DVD conversion services. Since Roxio owns less than 19.9% of YesVideo, does not have significant influence over YesVideo’s operating and financial policies, and is not represented on YesVideo’s board of directors, the investment is accounted for using the cost method of accounting.

NOTE 5—OTHER INTANGIBLE ASSETS AND GOODWILL

The gross carrying amounts and accumulated amortization of intangible assets are as follows:

	June 30, 2003		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Identifiable intangible assets:
Patents	$5,636	$5,332	$5,627	$5,301
Covenant not to compete	6,010	6,010	6,010	6,010
Purchased technology	10,290	6,638	10,290	6,049
OEM relationships	1,186	1,186	1,186	1,186
Trademark	8,045	2,848	7,691	2,299
Capitalized website development costs	1,823	1,623	1,823	1,468

	$32,990	$23,637	$32,627	$22,313

Net book value		$9,353		$10,314

Amortization of capitalized Web site development costs of $111,000 was included in sales and marketing expense in the quarters ended June 30, 2003 and 2002 and $44,000 was included in general and administrative expense in the same periods, respectively.

The estimated remaining future amortization expense for intangible assets is as follows:

Year Ending March 31,	(in thousands)
2004 (nine months)	$3,836
2005	$4,168
2006	$1,349

Changes in the carrying amount of goodwill are as follows:

	June 30, 2003	March 31, 2003
	(in thousands)
Beginning balance	$55,247	$55,247
Goodwill resulting from acquisition of Pressplay	33,759	—

Ending balance	$89,006	$55,247

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” Roxio annually evaluates the carrying value of goodwill and adjusts the carrying value if the asset’s value has been impaired. In addition, Roxio periodically evaluates if there are any events or circumstances that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment.

NOTE 6—RESTRUCTURING

In the three months ended June 30, 2003, Roxio recorded a restructuring charge of $1.1 million, of which $399,000 was unpaid at the end of the quarter and has been recorded in accrued liabilities. The restructuring charges were primarily in connection with the reorganization of Roxio’s European operations and the finalization of its consolidation of technical support in its Canadian facility. The restructuring charge included severance and benefits related to the involuntary termination of approximately 60 employees.

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2003	March 31, 2003
	(in thousands)
Revolving credit agreement	$5,000	$5,000
Obligations under capital leases with interest rates ranging from 4.83% to 8.65%	326	490

	$5,326	$5,490

In January 2002, Roxio entered into an agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum and expires in January 2005. The line of credit contains certain covenants that require Roxio to maintain a minimum balance of cash, cash equivalents and short-term investments and certain financial ratios. The covenants require (i) a minimum balance of $25 million in the sum of cash, cash equivalents and short-term investments, (ii) ratio of total liabilities to effective tangible net worth of not greater than 1.25 to 1.00 at the end of each fiscal quarter throughout the term of the agreement. As of June 30, 2003, Roxio was in compliance with all such covenants.

NOTE 8—REVENUE RECOGNITION

Roxio recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” and American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition.” Roxio sells all of its consumer software products through original equipment manufacturers (“OEMs”), through distributors and direct to end users.

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

For subscription sales of Roxio’s online music distribution services to users greater than one month, customers pay in advance for an annual plan or a six-month plan. Revenues and associated credit card costs are recognized and deferred based on the time frame over which the subscription is available for those users.

For software product sales to distributors, revenues are recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Roxio’s distributor arrangements provide distributors with certain product rotation rights. Additionally, Roxio permits its distributors to return products in certain circumstances, generally during periods of product transition. End users additionally have the right to return their product within 30 days of the purchase. Roxio establishes allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists” and SAB 101. These allowances are recorded as a direct reduction of revenues and accounts receivable. For direct software product sales to end users, revenues are recognized upon shipment by Roxio to the end users provided all appropriate revenue recognition criteria have been met. Roxio utilizes mail-in rebates (“MIRs”) as a marketing tool to promote its products and acquire new end users. Estimated redemption of MIRs is recorded as a direct reduction to revenues and is accrued at the date the related revenues are recognized. Estimates are based upon historical redemption rates and current market factors.

Costs related to post-contract customer support (“PCS”) are accrued at the date the related revenues are recognized. PCS obligations relate to telephone support and minor bug fixes downloadable from Roxio’s Web site. As no separate charge is made for the PCS, the expense is not significant and the PCS is available for a period of less than one year, Roxio does not ascribe any value to the PCS or defer any portion of revenue for it.

NOTE 9—NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of warrants issued in connection with the strategic relationship agreement with Virgin and the acquisition of pressplay and common stock issuable upon exercise of stock options, computed using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Numerator:
Net loss	$(370)	$(1,220)

Denominator:
Denominator for basic and diluted net loss per share—weighted average share	21,864	19,506

Net loss per share (basic and diluted)	$(0.02)	$(0.06)

Common equivalent shares excluded from the calculation because their effect would have been anti-dilutive totaled 6.3 million and 4.7 million for the quarters ended June 30, 2003 and 2002, respectively.

NOTE 10—OTHER COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Other comprehensive income for the periods presented represents foreign currency translation items associated with Roxio’s operations in Japan, Germany, The Netherlands and Canada, and, effective the quarter ended June 30, 2003, unrealized gains on marketable securities. No tax effect has been provided on the foreign currency translation items for any period shown, as the undistributed earnings of Roxio’s foreign investments will continue to be reinvested. The tax effect of the unrealized gain (loss) on marketable securities was immaterial for the quarters ended June 30, 2003 and 2002, respectively.

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30, 2003	March 31, 2003
	(in thousands)
Cumulative translation adjustment	$2,392	$1,905
Net unrealized gain on marketable securities	(22)	24

Accumulated other comprehensive income	$2,370	$1,929

NOTE 11—STOCKHOLDERS’ EQUITY

In June 2003, Roxio issued 4,000,000 shares of common stock in a private equity placement to certain accredited investors. The shares were sold at a price of $5.50 per share with gross proceeds of $22 million. The gross proceeds were reduced by placement fees and legal and accounting fees of approximately $1.8 million, of which approximately $400,000 remained in accounts payable and accrued liabilities at June 30, 2003.

Changes in the common stock and additional paid-in-capital are as follows:

	Common Stock		Additional Paid-in Capital
	Shares	Amount

Balance at March 31, 2003	19,574	$20	$127,804
Issuance of common stock in connection with Pressplay’s acquisition	3,914	3	23,483
Issuance of common stock from private equity placement	4,000	4	20,205

Balance at June 30, 2003	27,488	$27	$171,492

NOTE 12—SEGMENTS, GEOGRAPHIC INFORMATION AND CONCENTRATIONS

Segment information

Effective with its acquisition of Pressplay on May 19, 2003, Roxio operates its business in two reportable segments: Consumer Software Product Division and Online Music Distribution Division. Prior to this acquisition, Roxio did not have an online music distribution business.

The determination that Roxio operates in two reportable segments was primarily based on how the chief operating decision maker (“CODM”) views and evaluates Roxio’s operations. Roxio’s Chief Executive Officer has been identified as the CODM as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Roxio organizes its divisions, which equate to reportable segments, by evaluating criteria such as economic characteristics, the nature of products and services, the nature of the production process, and the type of customers.

Roxio’s consumer software product division designs, develops and markets application software products which allow customers to create, manage and move their rich digital media.

Roxio’s online music distribution division provides an online music subscription service that allow consumers to stream, download and burn a wide variety of digital music.

Roxio’s CODM evaluates the performance of these divisions based on net revenues and operating income (loss) before income taxes, interest income, interest expenses, gain on sale of GoBack assets, and other income, excluding the effects of nonrecurring charges including the amortization of other intangible assets related to Roxio’s acquisition. Operating results also include allocation of certain corporate expenses. Roxio considers that the presentation of operating loss before amortization of intangible assets and stock-based compensation charges is an important disclosure and that Roxio’s financial reporting is improved by its inclusion in these financial statements.

The following table presents financial information for the two reportable segments:

	Consumer Software Product Division	Online Music Distribution Division	Total
	(in thousands)
Three months ended June 30, 2003
Net revenues	$23,395	$781	$24,176

Loss from operations	(3,899)	(4,046)	(7,945)

Amortization of intangible assets	666	538	1,204
Stock-based compensation charges	519	—	519
Operating loss before amortization of intangible assets and stock-based compensation charges	$(2,714)	$(3,508)	$(6,222)

Three months ended June 30, 2002
Net revenues	$32,303	$—	$32,303

Loss from operations	(1,403)	—	(1,403)

Amortization of intangible assets	2,064	—	2,064
Stock-based compensation charges	129	—	129
Operating loss before amortization of intangible assets and stock-based compensation charges	$(790)	$—	$(790)

Geographic information

The following table presents net revenues by country, based on location of the selling entity:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
United States	$17,246	$21,359
The Netherlands	6,325	8,268
Canada	605	2,676

	$24,176	$32,303

Roxio’s international distribution is located in The Netherlands. Certain OEM revenues are attributed to Canada.

The following table presents long-lived assets by country based on the location of the assets:

	June 30, 2003	March 31, 2003
	(in thousands)
United States	$109,127	$69,605
Canada	2,371	2,455
Germany	4,772	5,485
Other countries	1,075	722

	$117,345	$78,267

The following individual customers accounted for a significant portion of our net revenues:

	Three Months Ended June 30,
	2003	2002
Ingram Micro	15%	24%
Navarre Corporation	18%	16%
Dell Computer Corporation	16%	*

The following individual customers accounted for a significant portion of our net accounts receivable:

	June 30, 2003	March 31, 2003
Ingram Micro	12%	27%
Navarre Corporation	32%	29%
Dell Computer Corporation	27%	19%
Gem Distribution	—	12%

*	Less than 10%.

NOTE 13—LITIGATION

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Roxio estimates that the low end of the range of the cost to settle the MGI Software related-claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued $2.5 million as part of the MGI Software purchase price allocation, which is included in accrued liabilities, related to the settlement of these claims. The amount, if any, necessary to settle patent claims related to Roxio’s products cannot be determined at this time.

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

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS

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

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report. All statements in the following discussion that are not reports of historical information or descriptions of current accounting policy are forward-looking statements. Please consider our forward-looking statements in light of the risks referred to in this Quarterly Report’s introductory cautionary note, those discussed under the caption “Risk Factors” and elsewhere in this Quarterly Report.

Overview

We are a leading provider of digital media software and services for the consumer market. We have pioneered the development of consumer software products which allow our customers to create, manage and move their rich digital media. Our strategy is to expand our offerings for both products and services to allow for even easier management of and access to rich digital entertainment and personal media, including music, photos and video. We provide software that enables individuals to record digital content onto CDs and DVDs as well as photo and video editing products. Taken together, these products enable us to deliver a comprehensive digital media solution to our customers. Through our Pressplay service, users can stream, download and burn a wide variety of digital music. Our products and services allow customers to access, archive, create, customize and share digital materials in formats compatible with the growing number of digital entertainment devices such as personal computers (“PCs”), CD and DVD players, compressed audio players and personal digital assistants.

We operate our business in two divisions, the software division and the online music division. To date, we have derived substantially all of our revenue from sales of consumer software products.

Our Business

We derive revenues by sales of our products primarily through distributors and to end users through our Web site and toll-free number. We also sell to original equipment manufacturers (“OEMs”). Distributors resell standard and deluxe versions of our products to retailers of computer software products. The deluxe versions of our products include more features than the standard versions. Sales to distributors and direct sales to end users through our Web site and toll-free number collectively represented 70% of our net revenues in the quarter ended June 30, 2003 and 69% of our net revenues in the quarter ended June 30, 2002. However, the number of units sold to our distributors and directly to end users represented less than 30% of the total number of units sold in each of those periods. We expect that net revenues to distributors and direct sales to end users will continue to increase as a percentage of our total net revenues.

We also sell our software products to OEMs such as PC manufacturers and CD and DVD-recordable drive manufacturers and integrators. Generally, OEMs bundle a standard version of our software together with their products pursuant to licensing agreements with us. Sales to OEMs represented 27% of our net revenues in the quarter ended June 30, 2003 and 31% of our net revenues in the quarter ended June 30, 2002. In the future, we anticipate that CD-recording technology revenues from our standard products to OEMs will continue to decline in total and as a percentage of total net revenues as a result of increased cost pressure with our customers and competition in the maturing CD-recording technology. We believe that these declines may be partially offset by increases from our new DVD technologies or from imaging and digital video-editing technologies licensed to OEMs.

Effective with our acquisition of Pressplay on May 19, 2003, we also provide an online music subscription service that offers consumers on-demand access to a wide variety of music that can be streamed or downloaded through a number of distribution partners. Revenues from our online music distribution division represented 3% of our total net revenues in the quarter ended June 30, 2003.

International sales, defined as sales from our international subsidiaries, accounted for approximately 29% of our net revenues in the quarter ended June 30, 2003 and 34% in the quarter ended June 30, 2002.

One of our distributors, Navarre Corporation, accounted for 18% of net revenues in the quarter ended June 30, 2003 and 16% of net revenues in the quarter ended June 30, 2002. A second distributor, Ingram Micro, accounted for 15% of net revenues in the quarter ended June 30, 2003 and 24% of net revenues in the quarter ended June 30, 2002. One OEM customer, Dell Computer Corporation, accounted for 16% of net revenues in the quarter ended June 30, 2003 and less than 10% of net revenues in the quarter ended June 30, 2002.

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

In May 2003, we acquired Pressplay, a premier online music service. Pressplay will serve as the foundation for the launch of our new legal on-line music service under the Napster brand. Under the terms of the agreement, we acquired substantially all of the ownership of Pressplay. We purchased its ownership for $12.5 million in cash and approximately 3.9 million shares of our common stock and contingent payments of up to $12.4 million based on cash flows from the Napster business. This acquisition was accounted for as a purchase. As a result, the total purchase price was allocated to tangible and intangible assets. Acquired intangible assets are amortized over their economic life, whereas the residual of the purchase price is classified as goodwill and will be evaluated for impairment at least on an annual basis.

Roxio 2000 Stock Option Plan

On December 20, 2000, a commitment was made to issue to employees of Adaptec, who subsequently became employees of Roxio at the date of legal separation, options to purchase 1.15 million shares of Roxio common stock with an exercise price of $8.50 per share. Between December 20, 2000 and March 31, 2001, options to purchase an additional 160,000 shares of common stock at $8.50 per share were committed to be issued. Due to the binding nature of the commitment, the date of the commitment to grant the options was assumed to be the date of grant. The options will vest 25% on the one-year anniversary of the later of September 21, 2000 or the applicable employee’s hire date and 6.25% per quarter thereafter. Because the grants of Roxio options constituted grants to non-employees, the options were valued using the Black-Scholes valuation model with the following assumptions: expected life of 10 years, risk-free interest rate of 5%, volatility of 63% and dividend yield of 0%. In addition, because the number of options that would ultimately be granted was unknown at the commitment date, a measurement date for these options was not able to be established. These options were therefore subject to variable plan accounting treatment, resulting in a re-measurement of the compensation expense at March 31, 2001 and on the date of legal separation based on the then-current market value of the underlying common stock. Compensation was recognized under the model prescribed in FIN No. 28.

The measurement date was established on the date of legal separation at which time certain employees of Adaptec became employees of Roxio and options to purchase an aggregate of 1.5 million shares of Roxio common stock were granted to these employees under the Roxio 2000 Stock Option Plan. Pursuant to FIN No. 44, at the date of change in status from non-employees to employees, the accounting basis for the options changed and the compensation associated with these options was re-measured and fixed using the intrinsic value at that date as prescribed by APB Opinion No. 25. The re-measurement resulted in the recording of deferred stock compensation of approximately $5.2 million, which will be amortized over the vesting periods of the respective options on a straight-line basis

During the quarter ended June 30, 2002, we also granted to employees options to purchase approximately 1.8 million shares of common stock at prices below the current fair market value and recorded deferred stock compensation of approximately $6.6 million related to these options. This amount is being amortized over the vesting periods of the respective options, which vary based on the individual employee’s contribution to Roxio.

Approximately $519,000 and $659,000 of amortization expense related to the 2000 Stock Option Plan was recorded and was included in stock-based compensation charges in the condensed consolidated statements of operations in the quarters ended June 30, 2003 and 2002, respectively.

Issuance of Common Stock and Warrant

In June 2003, Roxio issued 4,000,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $5.50 per share with gross proceeds of $22 million. The gross proceeds were reduced by placement fees and legal and accounting fees of approximately $1.8 million, of which approximately $400,000 remained in accounts payable and accrued liabilities at June 30, 2003.

On November 15, 2002, Roxio entered into an agreement to acquire certain assets of Napster, Inc. (“Napster”). As part of the agreement, Napster received a warrant to purchase 100,000 shares of Roxio’s common stock at a price equal to $3.124 per share. The warrant is exercisable, in whole or part, at any time from the grant date. The warrant expires on November 27, 2005.

On May 17, 2001, we entered into a strategic relationship with Virgin Holding Inc. (“Virgin”), an indirect subsidiary of EMI Group plc, to, among other things, develop technology solutions relating to CD recording technology. As part of the agreement, Virgin provided strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 shares of Roxio’s common stock at a price of $8.50 per share. In the quarter ended June 30, 2001, approximately $1.1 million in deferred stock-based compensation was recorded for the common stock issued. No amortization expense related to the common stock was recorded in the first quarter ended June 30, 2003 and amortization expense of approximately $175,000 was included in stock-based compensation charges in the condensed consolidated statement of operations in the first quarter ended June 30, 2002. Virgin also received a warrant to purchase 117,647 shares of Roxio’s common stock at a price equal to $8.50 per share. The warrant became exercisable by 25% each quarter following the initial agreement, and the final portion of the warrant vested on May 17, 2002. The warrant expires on May 17, 2004. No amortization expense related to the warrant was recorded in the quarter ended June 30, 2003. A reversal of stock-based compensation charges of approximately $705,000, which resulted from the decrease in Roxio’s stock price, was recorded and included in the condensed consolidated statement of operations in the quarter ended June 30, 2002.

Basis of Presentation

Our fiscal year ends on March 31. Unless otherwise stated, all years and dates refer to our fiscal year.

The financial information presented in this quarterly report is not necessarily indicative of our financial position, results of operations or cash flows in the future.

Results of Operations

The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Net Revenues For the Three Months Ended June 30,
	2003	2002
Net revenues	100%	100%
Cost of revenues	33	26

Gross profit	67	74

Operating expenses:
Research and development	30	17
Sales and marketing	41	37
General and administrative	22	18
Amortization of intangible assets	5	6
Stock-based compensation charges	2	—

Total operating expenses	100	78

Loss from operations	(33)	(4)
Gain on sale of GoBack product line	44	—
Other income, net	(1)	—

Income (loss) before provision for income taxes	10	(4)
Provision (benefit) for income taxes	11	—

Net loss	(2%)	(4%)

Net Revenues

Net revenues include primarily revenues from licensing and sales of our software, reduced by estimated product returns and pricing adjustments. Net revenues from our online music distribution division represented less than 5% on our total net revenues and therefore would not be included in the analysis hereto. We recognize licensing revenues from OEMs based on reported product shipments by OEMs, provided all fees are fixed or determinable, evidence of an arrangement exists and collection is probable. We recognize revenues from sales to distributors upon shipment by us or receipt of the products by the distributor, depending on the shipping terms, provided all fees are fixed or determinable, evidence of an arrangement exists and collection is probable. We provide for estimated product returns and pricing adjustments in the period in which the revenues are recognized. Our distributor agreements generally provide distributors with stock rotation and price protection rights as well as the right to return discontinued products. We recognize revenues from direct product sales to end users upon shipment by us.

Net revenues decreased 25% to $24.2 million for the quarter ended June 30, 2003 from $32.3 million for the comparable quarter in the prior year. The decrease in net revenues resulted from a decrease in OEM revenues of $3.6 million, reflecting lower per unit royalty rates, and a decrease in standard and deluxe product revenues of $5.3 million, due to decreases in the effective price per unit sold.

Products acquired through the acquisition of MGI Software contributed additional net revenues of approximately $3.3 million and $4.7 million in the quarters ended June 30, 2003 and 2002, respectively.

Worldwide growth in shipments to OEMs continued in both fiscal quarters. However, average per-unit license fee reductions completely offset higher unit volume shipments in fiscal 2002 and 2003. We are continuing to experience downward pricing pressure on the per unit royalty rates we receive from our OEMs due to continued pressure on the OEM’s margins as well as increased competition. OEM revenues accounted for $6.5 million or 27% of net revenues in the quarter ended June 30, 2003 compared to $10.0 million or 31% of net revenues for comparable quarter in the prior year.

Revenues of deluxe products through the combination of distributors and direct sales accounted for a larger portion of our total revenues than in the prior comparable period. These sales accounted for $16.9 million or 70% of net revenues in the quarter ended June 30, 2003 compared to $22.3 million or 69% of net revenues for the comparable quarter in the prior year.

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

Gross margin was 67% of net revenues for the first quarter ended June 30, 2003 and 74% for the comparable period in the prior year. The decrease in the margin was primarily a result of the change in sales mix to a higher percentage of distributor sales of our deluxe products, which carry a lower margin, and a lower percentage of product licensing to OEMs, which carry a higher margin. We believe that gross margins may decrease further in the future as the mix continues to shift towards distributor sales and as we increase the revenues from our online music distribution division which will have lower gross margins than our historical levels of gross margins from our software business.

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

Research and Development. Research and development expenses increased 34% to $7.3 million for the quarter ended June 30, 2003 from $5.5 million for the comparable quarter in the prior year. The increase was due to an increase in payroll and related costs of $1.1 million attributable to the acquisition of Pressplay, an increase of $688,000 in outside services and increase of $100,000 in various other expenses. As a percentage of net revenues, research and development expenses were 30% in the quarter ended June 30, 2003 compared to 17% in the quarter ended June 30, 2002. Total research and development headcount increased from 191 at June 30, 2002 to 224 at June 30, 2003. We believe that research and development expenses may increase further in the future as the result of Pressplay’s incorporation and the increased costs in connection with the launch of Napster by December 2003.

Sales and Marketing. Sales and marketing expenses decreased 5% to $9.9 million for the quarter ended June 30, 2003 from $5.7 million for the comparable quarter in the prior year. The decrease was primarily due to a decrease in outside services of $1.6 million in the quarter ended June 30, 2003, a reduction in payroll and related costs of $250,000 and a reduction in various other expenses of $26,000. As a percentage of net revenues, sales and marketing expenses were 41% in the quarter ended June 30, 2003 compared to 37% in the first quarter of fiscal 2002. Sales and marketing headcount decreased from 68 at June 30, 2002 to 97 at June 30, 2003. We believe that sales and marketing expenses may increase further in the future as a result of Pressplay’s incorporation and the increased costs in connection with the launch of Napster by December.

General and Administrative. General and administrative expenses decreased 5% to $5.4 million for the quarter ended June 30, 2003 from $5.7 million for the comparable quarter in the prior year. This decrease was primarily due to a decrease in outside services of $325,000, a decrease in rent expenses of $122,000, offset by an increase in payroll and related costs of $112,000 and an increase in various other expenses of $26,000. As a percentage of net revenues, general and administrative expenses were 22% in the quarter ended June 30, 2003 compared to 18% in the quarter ended June 30, 2002. General and administrative headcount increased from 68 at June 30, 2002 to 85 at June 30, 2003. We believe that general and administrative expenses may increase further in the future as the result of Pressplay’s incorporation and the increased costs in connection with the launch of Napster.

Amortization of Intangible Assets. Amortization of intangible assets decreased to $1.2 million in the quarter ended June 30, 2003 from $2.1 million in the comparable quarter in the prior year. This decrease was primarily due to cessation of amortization expenses related to CeQuadrat’s intangible assets in the quarter ended September 30, 2003 and WildFile’s intangible assets in the quarter ended June 30, 2003 as these intangible assets are now fully amortized. This reduction of $900,000 was offset by additional amortization expense of $538,000 related to the intangible assets recorded in connection with our acquisition of Napster in December 2002. Amortization of intangible assets will be $3.8 million, $4.2 million and $1.3 million for the nine months ending March 31, 2004 and for the years ending March 31, 2005 and 2006, respectively.

Stock-Based Compensation Charges. Stock-based compensation charges relate to the amortization of costs associated with the stock and warrant issued to Virgin, stock options issued to employees and the commitment of Roxio stock options to Adaptec employees who became Roxio employees. Stock-based compensation charges were $519,000 in the quarter ended June 30, 2003 compared to $129,000 in the comparable quarter of the prior year. This increase was primarily due to higher amortization expense related to options issued with shorter vesting periods and the re-measurement of the warrant issued to Virgin to reflect our lower stock price in the quarter ended June 30, 2003. We believe that stock-based compensation charges may remain unchanged in the future.

Gain on Sale of GoBack Product Line

In April 2003, Roxio sold its GoBack product line and related tangible and intangible assets to Symantec for $13 million in cash consideration. Of the total consideration, $2.8 million was held in escrow, of which $1.1 million was recognized as consideration at the time of the transaction. The remainder will be recognized at the one-year anniversary date of the close of the transaction upon satisfaction of the conditions specified in the Purchase Agreement. In the quarter ended June 30, 2003, Roxio recorded a gain of $10.6 million from the sale of the GoBack product line.

Other Income, Net

In the first quarter ended June 30, 2003, other income consisted of approximately $225,000 of interest income on our cash equivalents and short-term investments, $61,000 of interest expense and $88,000 of realized losses on foreign transactions. In the first quarter ended June 30, 2002, other income consisted of approximately $206,000 of interest income on our cash equivalents and short-term investments, $134,000 of interest expense and $163,000 of realized losses on foreign transactions.

Provision for Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable and the change during the period in deferred tax assets and liabilities.

Our effective income tax rate for the quarter ended June 30, 2003 was 116% compared to 4% for the first quarter of fiscal 2003 and (10%) for the full fiscal 2003. In the first quarters of fiscals 2003 and 2002, our effective tax rate varied from the Federal statutory rate of 35% primarily due to the geographic mix of our worldwide revenue, earnings, operating losses and stock-based compensation. We are subject to tax in jurisdictions in which we operate around the world. Our future effective tax rate will be impacted by our organizational structure and the geographic distribution of our worldwide revenue and profitability. As a result of these factors, our effective tax rate may vary in the future.

Liquidity and Capital Resources

As of June 30, 2003, our principal source of liquidity was our cash, cash equivalents and short-term investments totaling $63.3 million. Our working capital was $49.8 million at June 30, 2003 and $44.6 million at March 31, 2003.

Net cash used in operating activities was $6.2 million in the quarter ended June 30, 2003 compared to $545,000 in the comparable quarter of the prior year. Net cash used in operating activities in the quarter ended June 30, 2003 primarily reflected a net loss of $370,000, a gain on the sale of GoBack product line of $10.6 million, non-cash charges for depreciation and amortization of $2.3 million and stock-based compensation charges of $519,000, and a net change in operating assets and liabilities of $864,000. Net cash used in operating activities in the first quarter of fiscal 2003 primarily reflected a net loss of $1.2 million, non-cash charges for depreciation and amortization of $2.7 million and a net change in operating assets and liabilities of $2.1 million.

Net cash used in investing activities was $4.5 million in the quarter ended June 30, 2003 compared to $23.5 million in the comparable quarter of the prior year. In the quarter ended June 30, 2003, $1.1 million was used to purchase capital equipment, $2.8 million was used to purchase short-term investments and $13.5 million was used to acquire Pressplay. The outflows of cash were offset by proceeds of $10.3 million received from the sale of our GoBack product line and $2.7 million from the sale and maturities of our marketable securities. In the quarter ended June 30, 2002, $2.6 million was used to purchase capital equipment and $21.2 million was used to purchase short-term investments.

Net cash provided by financing activities was $20.5 million in the quarter ended June 30, 2003, primarily from the issuance of common stock through a private equity financing. Net cash provided by financing activities in the quarter ended June 30, 2002 consisted of $555,000 from the exercise of stock options and the employee stock purchase plan, offset by $129,000 of principal cash payments made on our capital lease obligations.

In January 2002, we entered into an agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of our assets. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum and expires in January 2005. The line of credit contains certain covenants that require us to maintain a minimum balance of cash, cash equivalents and short-term investments and certain financial ratios. The covenants require (i) a minimum balance of $25 million in the sum of cash, cash equivalents and short-term investments, (ii) ratio of total liabilities to effective tangible net worth of not greater than 1.25 to 1.00 at the end of each fiscal quarter throughout the term of the agreement. As of June 30, 2003, we were in compliance with all such covenants. There was $5.0 million outstanding under the line of credit during the quarter ended June 30, 2003.

Generally, payment terms from our customers do not exceed 45 days, while our liabilities with vendors are due from zero to 30 days following the invoice date. Generally, payments of receivables by our customers to us are not contingent upon resale and we have not experienced payment delays due to product disputes.

We have never held derivative financial instruments. We do not currently hold any variable interest rate debt other than our revolving line of credit. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold derivative financial instruments in the future.

Future payments due under debt, capital leases, operating leases and obligations to various content and distribution providers at June 30, 2003 are as follows (in thousands):

Year Ending March 31,	Line of Credit	Non-Cancelable Capital Leases	Non- Cancelable Operating Leases	Obligations to Content and Distribution Providers	Total
2004 (9 months)	$—	$498	$2,676	$2,472	$5,646
2005	5,000	438	3,607	—	9,045
2006	—	61	3,271	—	3,332
2007	—	17	2,064	—	2,081
2008	—	—	283	—	283
2009	—	—	217	—	217

Total	$5,000	$1,014	$12,118	$2,472	$20,604

We expect to spend significant amounts of cash in connection with the launch of our Napster service and expect to experience operating losses from such service in the short term.

RISK FACTORS

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

Recently, competitors such as 321 Studios feature commercial DVD copying in their software products. Because of legal uncertainties related to certain DVD copying, we have currently decided not to include such functionality in our software products. As a result of competition from companies that have decided to include such functionality, sales of our software may be adversely affected.

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

One distributor accounted for approximately 22% of our net revenues for the fiscal year ended March 31, 2003 and 15% of our net revenues for the quarter ended June 30, 2003. A different distributor accounted for approximately 18% of our net revenues for both the fiscal year ended March 31, 2003 and the quarter ended June 30, 2003. An OEM customer accounted for approximately 12% of our net revenues for the fiscal year ended March 31, 2003 and 16% of our net revenues for the quarter ended June 30, 2003. We expect that a significant portion of our revenues will continue to depend on sales of our products to a small number of distributors. Any downturn in the business of our distributors or OEMs could seriously harm our revenues and operating results.

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

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We plan to continue to increase the scope of our operations domestically and internationally. In addition, we plan to continue to hire a significant number of employees this year for our online music distribution service. This anticipated growth in future operations will place a significant strain on our management resources.

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

Previous acquisitions have resulted in significant expenses, including amortization of purchased software, charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total acquisition-related costs in the categories identified above were $1.2 million in the quarter ended June 30, 2002 and $6.4 million in the year ended March 31, 2003. Additional acquisitions and any additional impairment of the value of purchased assets could have a significant negative impact on future operating results.

A significant portion of our revenues is derived from international sales. Economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our revenues.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. International sales accounted for approximately 34% of our net revenues for the fiscal year ended March 31, 2003 and 29% of our net revenues for the quarter ended June 30, 2003. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues. Accordingly, our future revenues could decrease based on a variety of factors, including:

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

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology or technology we license from third parties may infringe the third parties’ proprietary rights, especially patents. For example, Pressplay has been notified by several companies that its services may infringe their respective patents. Pressplay also receives from time to time notices from artists, record labels and other asserted content right holders identifying music content that they believe is being made available via Pressplay’s services without proper authorization. Pressplay often removes the allegedly infringing music content from its service. Additionally, MGI Software, which we acquired in January 2002, has been notified by a number of companies that certain of MGI Software’s software products may infringe patents owned by these companies. MGI Software also has been notified by a number of its OEM customers that they have been approached by one of these companies regarding possible patent infringement related to certain MGI Software software products that they bundle with their respective computer products. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, or other proprietary rights, or alleging unfair competition or violations of privacy rights. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and harm our business.

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

Although we currently anticipate that our available funds and expected cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We expect to spend significant amounts of cash in connection with the launch of our Napster service and expect to experience operating losses from such service in the short term. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, FASB has indicated that possible rule changes requiring expensing of stock options may be adopted in the near future. Currently, we include such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States but do not include stock option expense for employee options in our reported financial statements. If accounting standards are changed to require us to expense stock options, our reported earnings will decrease significantly and our stock price could decline.

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

On May 19, 2003 we acquired substantially all of the ownership of Pressplay. We plan to use Pressplay as a technology platform to roll-out our Napster online music services division. Prior to the launch of our Napster online music services, we plan to continue to operate Pressplay; upon the launch of our Napster services, we contemplate that Pressplay’s businesses will be converted into the Napster online music services. The business models, technologies and market for online music services are new and unproven. Prior to our acquisition of Pressplay, consumer adoption and usage of Pressplay’s services had not been significant. You should consider the online music distribution business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. Pressplay has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and may experience net losses thereafter. No assurance can be made that our Napster division’s business will not record losses after its launch, or that our Napster division will ever contribute net income to our statement of operations. If our Napster division is not successful, our business and business prospects could be harmed. Pressplay has incurred cumulative losses of approximately $52.7 million from inception (April 2001) through June 30, 2003 and has incurred a net loss of $26.7 million for its fiscal year ended December 31, 2002.

We may not be able to meet our planned schedule for launching our Napster online music service. Delays in the launch could adversely affect our business.

We may not be able to launch our Napster online music services as planned by December 31, 2003 for several reasons, including delays in product development or integration with Pressplay, inability to access necessary content, or legal actions by third parties. Any delays in our planned launch of our Napster online music services may result in reduced revenue.

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

Our online music services competitors include Listen.com, the provider of the Rhapsody service and a subsidiary of RealNetworks, Inc., Apple Computer’s iTunes Music Store, Buy.com, Inc., MusicNet, a joint venture between, among others, AOL Time Warner and RealNetworks and other online efforts, including those of leading media companies. We anticipate competition for online music distribution service revenue from a wide range of companies, including broadband Internet service providers such as Yahoo and MSN as well as from E-Tailers such as Amazon.com, Bestbuy.com and Walmart.com.

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

We must provide digital rights management solutions that are acceptable to both content providers and consumers.

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

Completing any potential future acquisitions, and integrating Pressplay or other acquisitions, could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash. As of June 30, 2003, we had an aggregate of $9.4 million of identifiable intangible assets related to prior acquisitions remaining to be amortized. The amortization of the remaining identifiable intangible assets will result in additional charges to operations through the quarter ending June 30, 2005. In addition, as of June 30, 2003, we had an aggregate of $89.0 million of goodwill, which is not subject to amortization. We periodically review the balances of goodwill and identifiable intangible assets to determine if the amounts are realizable and may in the future make adjustments to the carrying value or amortization periods of these assets based on these reviews.

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

The Digital Millennium Copyright Act (“DMCA”) includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming. The DMCA does not specify the rate and terms of the licenses, which are determined by voluntary negotiation among the parties or, in the event such negotiations are unsuccessful by arbitration proceedings, known as CARP proceedings, which, in either case are subject to the approval of the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under U.S. copyright law are pending. We cannot predict the outcome of these negotiations or CARP proceedings and may elect instead to attempt to directly license music content for our subscription and/or non-subscription services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States, and the availability of corresponding licenses for international performances is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. Many of our systems may be affected by these rates, which may negatively impact our revenues. There are other negotiations and CARPs in process which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these negotiations and CARPs will also likely affect our business in ways that we cannot predict. Voluntarily negotiated rates for mechanical licenses with respect to streaming and conditional digital downloads with the Harry Fox Agency and National Music Publishers Association have not been agreed to, and we are currently operating under a standstill agreement until such time as such rates are negotiated. No agreement has been reached with performing rights societies such as ASCAP or BMI regarding whether digital downloads constitute public performances of copyrighted works that would trigger payment of public performance royalties. Depending on the rates and terms adopted for these voluntary and/or statutory licenses, our business could be harmed by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future CARPs relating to music subscription delivery services, which may also adversely affect the online distribution of music.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of June 30, 2003, we had outstanding 27,488,248 shares of common stock of which 19,561,613 shares are freely tradeable. The remaining 7,926,635 shares of common stock outstanding are “restricted securities” as defined in Rule 144. These shares include a total of 12,111 shares held by our “affiliates” (as that term is defined in Rule 144 under the Securities Act), 3,914,524 shares issued to Sony Music Entertainment Inc. and Universal Music Group in connection with our acquisition of Pressplay and 4,000,000 shares issued to certain investors as part of our recent private offering of common stock, or PIPE transaction. These restricted securities may be sold in the future pursuant to registration statements filed with the SEC or without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. In July 2003, we filed a registration statement on Form S-3 to register for resale 8,267,465 shares of our common stock which includes the 7,914,524 “restricted” shares held by Sony Music, Universal Music Group and the recent PIPE investors.

As of June 30, 2003, there were an aggregate of 6,369,170 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 6,151,523 shares issuable upon exercise of options outstanding under our option plans, 117,647 shares of common stock issuable upon exercise of an outstanding warrant issued to

Virgin Holdings, Inc. (“Virgin”), and 100,000 shares of common stock issuable upon exercise of an outstanding warrant issued to the trustee in the Napster bankruptcy in connection with our acquisition of the Napster assets. Virgin has piggyback registration rights with respect to 235,294 shares of our common stock currently held by Virgin (which shares are currently freely tradeable under Rule 144(k)), as well as with respect to the 117,647 shares of common stock issuable upon exercise of its warrant. We may register additional shares in the future in connection with acquisitions, compensation or otherwise. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2003. Our cash equivalents are invested in money market funds, commercial paper and municipal securities, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities.

	Maturing in
	Less than One Year	More than One Year	Total	Estimated Fair Value
	(Dollars in thousands)
Short-term investments	$10,313	$6,381	$16,694	$16,694
Weighted-average interest rate	3.68%	2.53%

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

We sell our products primarily to original equipment manufacturers and distributors throughout the world. Since our legal separation from Adaptec, we have been transitioning the sales of our international subsidiaries to Euro and Japanese yen. Cash and cash equivalents are predominantly denominated in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2003. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003, as required by Exchange Act Rules 13a-15(b) and 15d-15(b).

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturer (“OEM”) customers that such OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Roxio estimates that the low end of the range of the cost to settle the MGI Software-related claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued $2.5 million as part of the purchase price allocation of MGI Software, which is included in accrued liabilities, related to the settlement of these claims. The amount, if any, necessary to settle patent claims related to Roxio’s products cannot be determined at this time.

Roxio and Pressplay have been notified by a number of companies that the Pressplay online music distribution service may infringe patents owned by such companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by Napster, LLC to these entities. The amount of money, if any, necessary to settle these claims cannot be determined at this time.

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

On June 19, 2003, Roxio issued 4,000,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $5.50 per share with gross proceeds of $22 million. The gross proceeds would be reduced by placement fees and legal and accounting fees of in total approximately $1.8 million. The sale and issuance of these securities were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) of such Securities Act.

On May 19, 2003, Roxio acquired substantially all of the ownership of Pressplay, an online music service, from wholly-owned subsidiaries of Sony Music Entertainment Inc. and Universal Music Group (collectively, the “Sellers”). In addition to a cash payment of $12.5 million and other contingent payments of up to $12.4 million based on cash flows from the Napster business, Roxio issued to the Sellers a total of 3,914,524 shares of Roxio’s common stock, valued at $23.5 million. Roxio incurred approximately $1.9 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price of the transaction. The issuance of these securities were exempt from registration under the Securities Act, by virtue of Section 4(2) of the Securities Act, on the basis that the transaction did not involve any public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2003.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this quarterly report.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K on April 2, 2003, announcing the election of Brian C. Mulligan to our Board of Directors.

We filed a current report on Form 8-K on April 18, 2003, regarding the Asset Purchase Agreement by and among Roxio, Wild File, Inc., Roxio CI, Ltd., Symantec Corporation, and Symantec Limited, pursuant to which we sold to Symantec our “GoBack” system recovery software product line and related business.

We filed a current report on Form 8-K on April 28, 2003, regarding our expected financial results for the quarter ended March 31, 2003.

We filed a current report on Form 8-K on May 19, 2003, regarding the Purchase Agreement dated May 19, 2003 by and among Roxio, UMG Duet Holdings, Inc., and SMEI Duet Holdings, Inc., pursuant to which the parties consummated the sale by the UMG and SMEI to Roxio of 99.6% of the membership interests of Napster, LLC. (d/b/a pressplay).

We filed a current report on Form 8-K on May 21, 2003, regarding our expected financial results for the quarter and the fiscal year ended March 31, 2003.

We filed a current report on Form 8-K on June 20, 2003, regarding the private placement on June 19, 2003 of an aggregate of 4,000,000 shares of Roxio common stock to new and current stockholders at a price per share of $5.50.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	ROXIO, INC. (Registrant)

	By:	/S/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer)

	By:	/S/ R. ELLIOT CARPENTER
R. Elliot Carpenter Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

ROXIO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002 (1)

2.2	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003 (2)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (3)

3.2	Amended and Restated Bylaws of the Registrant (4)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (5)

4.1	Form of Common Stock certificate of the Registrant (4)

4.2	Warrant Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (6)

4.3	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (6)

4.4	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (5)

4.5	Warrant Agreement between the Registrant and Napster, Inc., dated November 27, 2002 (7)

4.6	Form of Purchase Agreement dated as of June 19, 2003 by and between Roxio and certain Purchasers set forth on the signature page thereto (8)

10.1	Employment agreement dated May 22, 2003 between Thomas J. Shea and the Registrant (4)

10.2	Asset Purchase Agreement dated April 17, 2003 by and between Registrant, Roxio CI Ltd., Wildfile, Inc. Symantec Ltd. and Symantec Corporation (9)

10.3	First Amendment to Loan and Security Agreement between Registrant and Comerica Bank-California, dated April 9, 2003 (4)

10.4	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (4)

10.5	Amended and Restated Employment Agreement dated May 22, 2003 between Michael Bebel and the Registrant

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(3)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2003.