Form 10-Q
period 2003-09-30
ROXIO INC
filed 2003-11-14
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

As of November 11, 2003, there were 27,884,673 shares of the Registrant’s Common Stock outstanding, par value $0.001.

ROXIO, INC.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Quarterly Report under the caption “Risk Factors”, which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROXIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$36,564	$36,820
Short-term investments	16,256	16,677
Accounts receivable, net of allowance for doubtful accounts of $835 at September 30, 2003 and $850 at March 31, 2003	7,723	12,637
Inventories	75	460
Prepaid expenses and other current assets	8,898	3,366
Deferred income taxes	2,343	4,709

Total current assets	71,859	74,669

Long-term investment	3,000	3,059
Property and equipment, net	14,084	9,058
Goodwill, net	89,660	55,247
Other intangibles assets, net	7,986	10,314
Other assets	2,243	589

Total assets	$188,832	$152,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,793	$11,952
Income taxes payable	116	1,353
Accrued liabilities	21,455	15,428
Deferred revenues	1,269	725
Current portion of long-term debt	929	606

Total current liabilities	31,562	30,064

Long term liabilities:
Long term debt	5,170	5,490
Deferred income taxes	1,014	1,190
Other liabilities	436	—

Total liabilities	38,182	36,744

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000 shares: Issued and outstanding: none at September 30, 2003 and at March 31, 2003	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and outstanding: 27,794 shares at September 30, 2003 and 19,574 shares at March 31, 2003	28	20
Additional paid-in capital	173,484	127,804
Deferred stock-based compensation	(2,535)	(2,886)
Accumulated deficit	(22,925)	(10,675)
Accumulated other comprehensive income	2,598	1,929

Total stockholders’ equity	150,650	116,192

Total liabilities and stockholders’ equity	$188,832	$152,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net revenues	$22,798	$27,919	$46,974	$60,222
Cost of revenues (1)	6,684	6,900	14,250	15,345

Gross profit	16,114	21,019	32,724	44,877

Operating expenses:
Research and development (2)	8,756	5,182	15,730	10,643
Sales and marketing (3)	9,353	10,061	18,760	22,014
General and administrative (4)	7,438	6,068	12,715	11,735
Restructuring charges	557	237	2,093	224
Amortization of intangible assets	1,259	1,272	2,463	3,336
Stock-based compensation charges	519	659	1,038	788

Total operating expenses	27,882	23,479	52,799	48,740

Loss from operations	(11,768)	(2,460)	(20,075)	(3,863)
Gain on sale of GoBack product line	—	—	10,592	—
Other income, net (5)	230	288	297	415

Loss before provision (benefit) for income taxes	(11,538)	(2,172)	(9,186)	(3,448)
Provision (benefit) for income taxes	342	(324)	3,064	(380)

Net loss	$(11,880)	$(1,848)	$(12,250)	$(3,068)

Earnings per share:
Basic and Diluted	$(0.43)	$(0.09)	$(0.49)	$(0.16)

Weighted average shares used in computing basic and diluted net income per share	27,641	19,480	24,768	19,493

(1)	Excludes stock-based compensation charges of $10, $13, $20 and $26 for the three months and six months ended September 30, 2003 and 2002, respectively, and restructuring charges of $59, $8, $367 and $13 for the three months and six months ended September 30, 2003 and 2002, respectively.
(2)	Excludes stock-based compensation charges of $142, $191, $293 and $382 for the three months and six months ended September 30, 2003 and 2002, respectively, and restructuring charges of $185, $24, $529 and $27 for the three months and six months ended September 30, 2003 and 2002, respectively.
(3)	Excludes stock-based compensation charges of $128, $172, $263 and ($186) for the three months and six months ended September 30, 2003 and 2002, respectively, and restructuring charges of $227, $163, $670 and $145 for the three months and six months ended September 30, 2003 and 2002, respectively.
(4)	Excludes stock-based compensation charges of $239, $283, $462 and $566 for the three months and six months ended September 30, 2003 and 2002, respectively, and restructuring charges of ($4), $42, $75 and $42 for the three months and six months ended September 30, 2003 and 2002, respectively.
(5)	Excludes restructuring charges of $90, none, $452 and none for the three months and six months ended September 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(12,250)	$(3,068)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,084	4,814
Stock-based compensation charges	1,038	788
Provision for doubtful accounts	(87)	448
Loss on retirement of assets	410	—
Gain on sale of Goback assets	(10,592)	—
Deferred income taxes	2,371	(516)
Change in operating assets and liabilities:
Accounts receivable	4,761	5,707
Inventories	322	(7)
Prepaid expenses and other current assets	(920)	(658)
Other assets	24	—
Accounts payable	(3,955)	(50)
Income taxes payable	(1,181)	(2,475)
Accrued liabilities	(1,842)	(7,938)
Deferred revenues	1,267	—
Other liabilities	436	—

Net cash used in operating activities	(15,114)	(2,955)

Cash flows from investing activities:
Purchases of property and equipment	(2,919)	(3,354)
Proceeds from sale of GoBack assets	10,250	—
Purchases of other intangible assets	(63)	—
Purchases of short-term investments	(4,534)	(23,131)
Proceeds from sale of short-term investments	754	8,623
Maturities of short-term investments	4,094	2,492
Investment in nonconsolidated companies	—	(3,000)
Acquisition of Napster, LLC, formerly known as Pressplay, net of cash acquired	(14,539)	—

Net cash used in investing activities	(6,957)	(18,370)

Cash flows from financing activities:
Principal payment of capital lease obligation	(302)	(269)
Issuance of common stock under employee stock plan	1,306	928
Proceeds from short-term borrowing	305	—
Issuance of common stock from private equity financing	20,472
Repurchase of common stock	—	(1,065)

Net cash provided (used) by financing activities	21,781	(406)

Effect of exchange rates on cash	34	385

Change in cash and cash equivalents	(256)	(21,346)
Cash and cash equivalents at beginning of period	36,820	47,280

Cash and cash equivalents at end of period	$36,564	$25,934

Supplemental cash flow information:
Cash paid for interest	$126	$57

Cash paid for income taxes	$482	$1,512

Non-cash disclosure of investing and financing activities:
Issuance of stock in connection with the acquisition of Napster, LLC	$23,486	$—

Adjustment to goodwill resulting from the acquisition of Napster, LLC	$34,413	$—

Issuance of warrant for services	$—	$(705)

Assets acquired under capital leases	$—	$134

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

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation, namely the separate presentation of restructuring charges on the statements of operations and deferred revenues on the balance sheet.

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

The following table illustrates the effect on net loss and earnings per share if Roxio had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(11,880)	$(1,848)	$(12,250)	$(3,068)
Add:
Unearned stock-based compensation expense included in reported net loss	519	659	1,038	1,318
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,831)	(2,137)	(5,563)	(5,099)

Pro forma net loss	$(14,192)	$(3,326)	$(16,775)	$(6,849)

Net loss per share (basic and diluted), as reported	$(0.43)	$(0.09)	$(0.49)	$(0.16)

Net loss per share (basic and diluted), pro forma	$(0.51)	$(0.17)	$(0.68)	$(0.35)

Roxio uses the straight-line method to amortize its SFAS No. 123 pro forma stock –based compensation expense over the vesting period, which is generally four years for stock options, and over the applicable purchase period, which ranges from six months to two years, for employee stock purchase plan (“ESPP”) stock purchase rights.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Stock options:
Expected volatility	105%	115%	105%	115%
Risk-free interest rate	2.67%	2.98%	2.65%	3.07%
Expected life	4 years	4 years	4 years	4 years
Expected dividend yield	zero	zero	zero	zero

ESPP stock purchase rights:
Expected volatility	105%	115%	105%	115%
Risk-free interest rate	1.59%	1.94%	1.59%	1.94%
Expected life	1.2 years	1.2 years	1.2 years	1.2 years
Expected dividend yield	zero	zero	zero	zero

Net loss per share (basic and diluted), pro forma

The fair value of stock option and ESPP stock purchase rights was estimated on the date of grant using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Roxio uses projected volatility rates, which are based upon historical volatility rates trended into future years. Because Roxio’s employee stock options and ESPP stock purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing option-pricing models do not necessarily provide a reliable single measure of the fair value of our options and purchase rights. Under the Black-Scholes option-pricing model, the weighted average fair value of stock options at date of grant was $5.48 and $5.42 per share for options granted during the three and six months ended September 30, 2003, respectively. The weighted average fair value of stock options at date of grant was $3.10 and $4.01 per share for options granted during the three and six months ended September 30, 2002, respectively. The weighted average fair value of purchase rights under ESPP was $4.33 per share during each of the three and six months ended September 30, 2003. The weighted average fair value of purchase rights under ESPP was $2.11 per share during the three and six months ended September 30, 2002.

Treasury Stock

Roxio accounts for treasury stock under the cost method.

NOTE 2—BUSINESS ACQUISITION AND DIVESTITURE

Acquisition

In May 2003, Roxio acquired substantially all of the ownership of Napster, LLC, providers of an online music service formerly known as Pressplay. Napster, LLC was not affiliated with Napster, Inc. Pressplay served as the foundation for Roxio’s online music service which was launched on October 29, 2003 under the Napster brand. In consideration of the acquisition, Roxio exchanged $12.5 million in cash, issued 3.9 million shares of Roxio’s common stock valued at $23.5 million and obligated itself to pay up to $12.4 million in contingent payments based on Roxio’s future cash flows from the Napster business. The common stock issued was valued in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 99-12, “Determination of the Measurement Date for the Market Price of Acquiror Securities Issued in a Purchase Business Combination” using the average of the market values of Roxio’s common stock for five days prior to the date of the consummation of the acquisition. Roxio incurred approximately $1.9 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price of the transaction.

Roxio accounted for the acquisition of Napster, LLC, formerly known as Pressplay, using the purchase method of accounting. The results of operations and the estimated assets acquired and liabilities assumed have been included in Roxio’s financial statements from the date of acquisition. The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired is summarized below. The preliminary allocation was based on an independent appraisal and estimate of fair value. The allocation of the purchase price may be subject to change based on the finalization of the closing balance sheet.

(in thousands)
Calculation of purchase price:
Value of stock consideration	$23,487
Cash consideration	12,500
Acquisition costs	1,872

Total costs	$37,859

Allocation of purchase price:
Current assets	$2,912
Property and equipment	4,543
Other assets	1,637
Identifiable intangible asset - Trademark	300
Goodwill	33,759

Total assets acquired	43,151
Current liabilities	(5,292)

Net assets acquired	$37,859

The identifiable intangible asset is amortized on a straight line basis over its estimated useful life of one year. In accordance with SFAS No. 142, goodwill is not amortized but is tested annually for impairment.

Developed technology and in-process research and development (“IPR&D”) was identified and valued through analysis of data provided by Napster, LLC, formerly known as Pressplay, concerning development efforts, their stage of development, the time and resources needed to complete them, if applicable, their expected income generating ability and the associated risks. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the developed technology. No amount was allocated to either developed technology or IPR&D related to the online music distribution platform due to the high costs and expenses associated with the online music distribution platform and the early stage of development of the market and the associated risks.

Unaudited pro forma results

The following unaudited pro forma results of operations assume Napster, LLC, formerly known as Pressplay, had been acquired at the beginning of each of the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net revenues	$22,798	$28,518	$47,770	$61,140
Net loss	$(11,880)	$(7,062)	$(15,776)	$(13,016)
Basic and diluted net loss per share	$(0.43)	$(0.35)	$(0.63)	$(0.61)
Weighted average shares used in computing net loss per share	27,641	20,459	24,847	21,451

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

NOTE 3—BALANCE SHEET DETAIL

	September 30, 2003	March 31, 2003
	(in thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$4,695	$3,158
Cash held in escrow	1,125	—
Content advances	2,497	—
Other receivables	581	208

	$8,898	$3,366

Content advances are advances paid to third-party content providers as part of an agreement to make content available to Roxio. These balances are being expensed as the advances are recovered in accordance with the terms of the related agreements, generally based on usage. Advances that are not recovered by the end of their contractual terms are non-refundable. The recoverability of these balances is subject to regular review by management.

	September 30, 2003	March 31, 2003
	(in thousands)
Accrued liabilities:
Accrued compensation and related expenses	$5,657	$3,733
Accrued litigation	2,320	2,524
Accrued technical support	1,388	2,044
Accrued marketing development funds	2,104	1,648
Accrued royalties	1,706	1,891
Accrued content liabilities	780	—
Other	7,500	3,588

	$21,455	$15,428

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

NOTE 5—OTHER INTANGIBLE ASSETS AND GOODWILL

The gross carrying amounts and accumulated amortization of intangible assets are as follows:

	September 30, 2003		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Identifiable intangible assets:
Patents	$5,636	$5,363	$5,627	$5,301
Covenants not to compete	6,010	6,010	6,010	6,010
Purchased technology	10,290	7,227	10,290	6,049
OEM relationships	1,186	1,186	1,186	1,186
Trademarks	8,045	3,440	7,691	2,299
Capitalized website development costs	1,823	1,778	1,823	1,468

	$32,990	$25,004	$32,627	$22,313

Net book value		$7,986		$10,314

Amortization of capitalized website development costs of approximately $223,000 was included in sales and marketing expense in each of the first half of fiscal 2004 and 2003. Amortization of capitalized website development costs of approximately $87,000 was included in general and administrative expense in each of the same periods.

The estimated remaining future amortization expense for intangible assets is as follows:

Year Ending March 31,	(in thousands)
2004 (six months)	$2,470
2005	$4,168
2006	$1,348

Changes in the carrying amounts of goodwill are as follows:

	September 30, 2003	March 31, 2003
	(in thousands)
Beginning balance	$55,247	$55,247
Goodwill resulting from the acquisition of Napster, LLC, formerly known as Pressplay	34,413	—

Ending balance	$89,660	$55,247

During the second quarter of fiscal 2004, Roxio increased goodwill by $654,000 in connection with the acquisition of Napster, LLC, formerly known as Pressplay, as it adjusted certain estimates made by management at the acquisition date. The adjustment primarily reflects the adjustments to various liability accounts.

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

NOTE 6—RESTRUCTURING

In the three months ended June 30, 2003, Roxio recorded a restructuring charge of $1.5 million, all of which was paid during the six-month period ended September 30, 2003. The restructuring charges were primarily due to the reorganization of Roxio’s European operations and the finalization of its consolidation of technical support in its Canadian facility. The restructuring charge included $1.2 million of severance and benefits related to the involuntary termination of approximately 60 employees and equipment write-off charges of $362,000.

In the three months ended September 30, 2003, Roxio recorded a restructuring charge of approximately $557,000, of which $90,000 was unpaid at the end of the second quarter and has been recorded in accrued liabilities. The restructuring charges were primarily due to the reorganization of Roxio’s Canadian, Japanese and domestic operations. The restructuring charge included $542,000 of severance and benefits related to the involuntary termination of approximately 37 employees, $75,000 of downward adjustment to the restructuring accrual in the first quarter ended June 30, 2003 due to lower actual costs than originally estimated for certain severance benefits and equipment write-off charges of $90,000.

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2003	March 31, 2003
	(in thousands)
Revolving credit agreement	$5,000	$5,000
Obligations under capital leases with interest rates ranging from 4.83% to 8.65%	170	490

	$5,170	$5,490

In January 2002, Roxio entered into a three-year agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit also included a financial covenant that required Roxio to maintain a minimum balance of cash, cash equivalents and short-term investments of $25 million. In November 2003, the line of credit was amended reducing the credit facility to $5.0 million, the financial covenant to $6.0 million and the maturity date to April 30, 2004. As of September 30, 2003, Roxio was in compliance with all such covenants. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum.

NOTE 8—REVENUE RECOGNITION

Roxio recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements,” and American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition.”

For month-to-month subscribers of Roxio’s online music division, the monthly service billing is recognized as billed. For subscription sales greater than one month, customers pay in advance for an annual plan or a six-month plan. These revenues and associated credit card costs are recognized and deferred based on the time frame over which the subscription is available for those users. Revenues from sales of individual songs or albums are recognized at the time the music is delivered, digitally, to the end user.

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

Costs related to post-contract customer support (“PCS”) are accrued at the date the related revenues are recognized. As no separate charge is made for the PCS, the expense is not significant, the PCS is available for a period of less than one year and updates are both minimal and infrequent, Roxio does not ascribe any value to the PCS or defer any portion of revenue for it.

NOTE 9—NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of warrants issued in connection with the strategic relationship agreement with Virgin Holding Inc. and warrants issued in connection with the purchase of certain assets of Napster, Inc. in November 2002, and common stock issuable upon exercise of stock options, computed using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Numerator:
Net loss	$(11,880)	$(1,848)	$(12,250)	$(3,068)
Denominator:
Denominator for basic and diluted net loss per share - weighted average shares	27,641	19,480	24,768	19,493
Net loss per share (basic and diluted)	$(0.43)	$(0.09)	$(0.49)	$(0.16)

Common equivalent shares excluded from the calculation because their effect would have been anti-dilutive totaled 7.3 million for both the second quarter and first half of fiscal 2004, respectively, and 5.7 million and 5.3 million for the second quarter and first half of fiscal 2003, respectively.

NOTE 10—OTHER COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Other comprehensive income for the periods presented represents foreign currency translation items associated with Roxio’s operations in Japan, Germany, The Netherlands and Canada, and, effective the first quarter of fiscal 2003, unrealized gains on marketable securities. No tax effect has been provided on the foreign currency translation items for any period shown, as the undistributed earnings of Roxio’s foreign investments will continue to be reinvested. The tax effect of the unrealized gain (loss) on marketable securities was immaterial for the second quarter and first half of fiscal 2004 and 2003, respectively.

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net loss	$(11,880)	$(1,848)	$(12,250)	$(3,068)
Cumulative translation adjustment	305	(189)	792	1,068
Net unrealized gain (loss) on marketable securities	(77)	85	(123)	108

Total comprehensive loss	$(11,652)	$(1,952)	$(11,581)	$(1,892)

The components of accumulated other comprehensive income, net of tax, are as follows:

	September 30, 2003	March 31, 2003
	(in thousands)
Cumulative translation adjustment	$2,697	$1,905
Net unrealized gain (loss) on marketable securities	(99)	24

Accumulated other comprehensive income	$2,598	$1,929

NOTE 11—STOCKHOLDERS’ EQUITY

In June 2003, Roxio issued 4,000,000 shares of common stock in a private equity placement to certain accredited investors. The shares were sold at a price of $5.50 per share with gross proceeds of $22 million. The gross proceeds were reduced by placement fees and legal and accounting fees of approximately $1.8 million, of which approximately $264,000 remained in accounts payable and accrued liabilities at September 30, 2003.

Changes in the common stock and additional paid-in-capital balances are as follows:

	Common Stock		Additional Paid-in Capital
	Shares	Amount
	(in thousands)
Balance at March 31, 2003	19,574	$20	$127,804
Issuance of common stock in connection with the acquisition of Napster, LLC	3,914	3	23,483
Issuance of common stock from private equity placement	4,000	4	20,205
Options exercised	306	1	1,305
Deferred stock-based compensation	—	—	687

Balance at September 30, 2003	27,794	$28	$173,484

On September 18, 2003, the Board of Directors adopted the 2003 Stock Plan. The plan provides for the granting of incentive and non-qualified stock options to officers, directors and employees of Roxio. Roxio initially reserved 1.1 million shares of common stock for issuance under the plan.

During the quarter ended September 30, 2003, the Board of Directors granted to our chief executive officer additional options to purchase 300,000 shares of common stock. Since the grant was contingent upon the approval by stockholders of the 2003 Stock Plan on September 18, 2003, and the options were granted at a price below the fair market value on the date of the stockholders’ approval of the grant, $897,000 of deferred stock compensation related to these options was recorded in Roxio’s balance sheet in the quarter ended September 30, 2003. This amount is being amortized over the vesting period of the options. The options will vest 25% on the one-year anniversary of August 15, 2003 and 6.25% per quarter thereafter for the next twelve quarters. Approximately $28,000 of amortization expense was recorded and included in stock-based compensation charges in the second quarter of fiscal 2004.

NOTE 12—SEGMENTS, GEOGRAPHIC INFORMATION AND CONCENTRATIONS

Segment information

Effective with its acquisition of Napster, LLC, formerly known as Pressplay, on May 19, 2003, Roxio operates its business in two reportable segments: the consumer software product division and the online music distribution division. Prior to this acquisition, Roxio did not have an online music distribution business.

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

Roxio’s online music distribution division provides an online music subscription service that allows consumers to stream, download and burn a wide variety of digital music.

Roxio’s CODM evaluates the performance of these divisions based on net revenues and operating income (loss) before income taxes, interest income, interest expenses, gain on sale of GoBack assets, and other income, excluding the effects of nonrecurring charges including the amortization of other intangible assets related to Roxio’s acquisitions. Operating results also include the allocation of certain corporate expenses. Roxio considers the presentation of operating loss before amortization of intangible assets and stock-based compensation charges to be an important disclosure and believes that Roxio’s financial reporting is improved by its inclusion in these financial statements.

The following table presents financial information for the two reportable segments:

	Three Months Ended September 30,
	2003			2002
	Consumer Software Product Division	Online Music Distribution Division	Total	Consumer Software Product Division	Online Music Distribution Division	Total
	(in thousands)			(in thousands)
Net revenues	$21,280	$1,518	$22,798	$27,919	$—	$27,919

Loss from operations	(2,707)	(9,061)	(11,768)	(2,460)	—	(2,460)

Amortization of intangible assets	678	581	1,259	1,272	—	1,272
Stock-based compensation charges	519	—	519	659	—	659
Operating loss before amortization of intangible assets and stock-based compensation charges	$(1,510)	$(8,480)	$(9,990)	$(529)	$—	$(529)

	Six Months Ended September 30,
	2003			2002
	Consumer Software Product Division	Online Music Distribution Division	Total	Consumer Software Product Division	Online Music Distribution Division	Total
	(in thousands)			(in thousands)
Net revenues	$44,675	$2,299	$46,974	$60,222	$—	$60,222

Loss from operations	(6,968)	(13,107)	(20,075)	(3,863)	—	(3,863)

Amortization of intangible assets	1,344	1,119	2,463	3,336	—	3,336
Stock-based compensation charges	1,038	—	1,038	788	—	788
Operating loss before amortization of intangible assets and stock-based compensation charges	$(4,586)	$(11,988)	$(16,574)	$261	$—	$261

Geographic information

The following table presents net revenues by country, based on location of the selling entity:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
United States	$18,297	$19,628	$35,543	$40,987
The Netherlands	3,953	5,774	10,278	14,042
Canada	548	2,517	1,153	5,193

	$22,798	$27,919	$46,974	$60,222

The United States location serves as a distribution center for OEM and retail customers in North America. The Netherlands location serves as a distribution center for OEM and retail customers in Europe and Asia. The Canadian location serves as a distribution center for OEM customers in North America, Europe, and Asia. All OEM revenues recorded in the Canadian location relate to agreements that were in place at the date of the acquisition of MGI Software Corporation in January 2002.

The following table presents long-lived assets by country based on the location of the assets:

	September 30, 2003	March 31, 2003
	(in thousands)
United States	$108,915	$69,605
Canada	2,265	2,455
Germany	4,772	5,485
Other countries	1,021	722

	$116,973	$78,267

The following individual customers accounted for a significant portion of our net revenues:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Dell Computer Corporation	26%	15%	21%	10%
Ingram Micro	15%	24%	15%	24%
Navarre Corporation	11%	18%	15%	16%

The following individual customers accounted for a significant portion of our net accounts receivable:

	September 30, 2003	March 31, 2003
Dell Computer Corporation	41%	19%
Gem Distribution	*	12%
Ingram Micro	22%	27%
Navarre Corporation	20%	29%

*	Less than 10%.

NOTE 13—LITIGATION

Roxio and MGI Software Corp., a subsidiary of Roxio, (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturer (“OEM”) customers that the OEMs have been approached by certain of the companies described above and other companies regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Roxio estimates that the low end of the range of the cost to settle the MGI Software related-claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued $2.5 million as part of the MGI Software purchase price allocation, which is included in accrued liabilities, related to the settlement of these claims. The amount, if any, necessary to settle patent claims related to Roxio’s products cannot be determined at this time.

Roxio and Napster, LLC, formerly known as Pressplay, have been notified by a number of companies that the Napster online music distribution service may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by Napster, LLC to these entities. The amount of money, if any, necessary to settle these claims cannot be determined at this time.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed an action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. The patent at issue in the case has expired, and Roxio intends to continue to defend the action. Because the case is at an early state, the outcome cannot be predicted with any certainty.

Roxio is a party to other litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Roxio believes that the final outcome of such matters will not have a material adverse impact on its business, financial position or results of operations.

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 will be effective for interim periods beginning after June 15, 2003. Roxio does not expect the adoption of EITF No. 00-21 to have a material effect on its financial statements.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 although certain aspects have been delayed pending further clarifications. Roxio does not expect the adoption of SFAS 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 15—SUBSEQUENT EVENT

Subsequent to the quarter ending September 30, 2003, Roxio and the bank providing its $15 million line of credit facility agreed to modify the terms of the agreement to, among others, reduce the total line of credit from $15 million to $5 million, change the maturity date from January 2005 to April 2004 and, to reduce the financial covenant from $25 million to $6 million.

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

Overview

We are a leading provider of digital media software and services for the consumer market. We have pioneered the development of consumer software products which allow our customers to create, manage and move their rich digital media. Our strategy is to expand our offerings for both products and services to allow for even easier management of and access to rich digital entertainment and personal media, including music, photos and video. We provide software that enables individuals to record digital content onto CDs and DVDs as well as photo and video editing products. Taken together, these products enable us to deliver a comprehensive digital media solution to our customers. Through our Napster service, users can stream, download and burn a wide variety of digital music. Our products and services allow customers to access, archive, create, customize and share digital materials in formats compatible with the growing number of digital entertainment devices such as personal computers (“PCs”), CD and DVD players, compressed audio players and personal digital assistants.

We operate our business in two divisions, the consumer software product division and the online music distribution division. To date, we have derived substantially all of our revenue from sales of consumer software products.

Our Business

We derive revenues by sales of our software products primarily through distributors and direct sales to end users through our Website and toll-free number. Distributors resell our products to retailers of computer software products. We also sell our software products to OEMs such as PC manufacturers and CD- and DVD-recordable drive manufacturers and integrators. Generally, OEMs bundle a standard version of our software together with their products pursuant to licensing agreements with us.

Effective with our acquisition of Napster, LLC on May 19, 2003, we also provide an online music subscription service that offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded. With the release of Napster 2.0 in October 2003, we offer consumers the ability to purchase on an a-la-carte basis, individual tracks or albums, in addition to subscribing to our premium monthly service.

One of our distributors, Ingram Micro, accounted for 15% of net revenues for each of the second quarter and first half of fiscal 2004 compared to 24% for each of the comparable periods in the prior year. A second distributor, Navarre Corporation, accounted for 11% and 15% of net revenues for the second quarter and first half of fiscal 2004, respectively, compared to 18% and 16% for the comparable periods in the prior year. One OEM customer, Dell Computer Corporation, accounted for 26% and 21% of net revenues for the second quarter and first half of fiscal 2004, respectively, compared to 15% and 10% for the comparable periods in the prior year.

Mergers, Acquisitions and Divestitures

In January 2002, we acquired MGI Software Corp. (“MGI Software”), a Canadian company that develops and markets imaging and digital video-editing products, for $34.2 million. This acquisition was accounted for as a purchase and MGI Software’s results of operations are included in our financial statements from its date of acquisition. Amounts related to identifiable intangible assets resulting from the acquisition are being amortized over their estimated useful lives of three years. Goodwill is not amortized but will be reviewed for impairment at least annually. In addition, we periodically review the unamortized balance of other intangible assets to determine if the amounts are realizable and may in the future make adjustments to the carrying balance or amortization period based upon these reviews.

In November 2002, we acquired certain assets of Napster, Inc., Napster Music Company, Inc. and Napster Mobile Company, Inc. in exchange for $6.1 million in total consideration, which consisted of $5.7 million in cash and warrants to purchase up to 100,000 shares of Roxio’s common stock.

In April 2003, we sold assets related to our GoBack system recovery product to Symantec for approximately $13 million in cash. Of the total purchase price, $2.8 million will be held in escrow until the one-year anniversary date of the close of the transaction upon satisfaction of the conditions specified in the purchase agreement. The transaction is taxable.

In May 2003, we acquired substantially all of the ownership of Napster, LLC, a premier provider of an online music service, formerly known as Pressplay. Napster, LLC was not affiliated with Napster, Inc. Pressplay served as the foundation for our online music service, which was launched on October 29, 2003 under the Napster brand. In consideration of the acquisition, we exchanged $12.5 million in cash, issued 3.9 million shares of our common stock valued at $23.5 million and obligated ourselves to pay up to $12.4 million in contingent payments based on our future cash flows from the Napster business. This acquisition was accounted for as a purchase. As a result, the total purchase price was allocated to tangible and intangible assets. Acquired intangible assets are amortized over their economic life, whereas the residual of the purchase price is classified as goodwill and will be evaluated for impairment at least on an annual basis.

Roxio 2003 Stock Plan

On September 18, 2003, the Board of Directors adopted the 2003 Stock Plan. The plan provides for the granting of incentive and non-qualified stock options to officers, directors and employees of Roxio. The Board initially reserved 1.1 million shares of common stock for issuance under the plan.

During the quarter ended September 30, 2003, the Board of Directors granted to our chief executive officer additional options to purchase 300,000 shares of our common stock. Since the grant was contingent upon the approval by shareholders of the 2003 Stock Plan on September 18, 2003, and the options were granted at a price below the fair market value on the date of the shareholders’ approval of the grant, $897,000 of deferred stock compensation related to these options was recorded in Roxio’s balance sheet in the quarter ended September 30, 2003. The options will vest 25% on the one-year anniversary of August 15, 2003 and 6.25% per quarter thereafter for the next twelve quarters. Approximately $28,000 of amortization expense was recorded and included in stock-based compensation charges in the second quarter of fiscal 2004.

Roxio Amended and Restated 2001 Employee Stock Purchase Plan

On September 18, 2003, the Board of Directors amended the 2001 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance by 250,000 shares.

Roxio 2000 Stock Option Plan

On the date of Roxio’s legal separation from Adaptec on May 5, 2001, at which time certain employees of Adaptec became employees of Roxio, 1.5 million shares of Roxio common stock were granted to these employees under the Roxio Amended and Restated 2000 Stock Option Plan. Pursuant to FIN No. 44, at the date of change in status from non-employees to employees, the accounting basis for the options changed and the compensation associated with these options was re-measured and fixed using the intrinsic value at that date as prescribed by APB Opinion No. 25. The re-measurement resulted in the recording of deferred stock compensation of approximately $5.2 million, which will be amortized over the vesting periods of the respective options on a straight-line basis

During the quarter ended September 30, 2002, we also granted to employees options to purchase approximately 1.8 million shares of common stock at prices below the current fair market value and recorded deferred stock compensation of approximately $6.6 million related to these options. This amount is being amortized over the vesting periods of the respective options, which vary based on the individual employee’s contribution to Roxio.

Approximately $491,000 and $1.0 million of amortization expense related to the 2000 Stock Option Plan was recorded and was included in stock-based compensation charges in the condensed consolidated statements of operations in the second quarter and first half of fiscal 2004, respectively, compared to $659,000 and $1.3 million in the comparable periods in the prior year.

Issuance of Common Stock and Warrant

In June 2003, Roxio issued 4,000,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $5.50 per share with gross proceeds of $22 million. The gross proceeds were reduced by placement fees and legal and accounting fees of approximately $1.8 million, of which approximately $264,000 remained in accounts payable and accrued liabilities at September 30, 2003.

On November 15, 2002, Roxio entered into an agreement to acquire certain assets of Napster, Inc. As part of the agreement, Napster, Inc. received a warrant to purchase 100,000 shares of Roxio’s common stock at a price equal to $3.124 per share. The warrant is exercisable, in whole or part, at any time from the grant date. The warrant expires on November 27, 2005.

Basis of Presentation

Our fiscal year ends on March 31. Unless otherwise stated, all years and dates refer to our fiscal year.

The financial information presented in this quarterly report is not necessarily indicative of our future financial position, results of operations or cash flows.

Results of Operations

The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Net Revenues
	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2003	2002	2003	2002
Net revenues	100%	100%	100%	100%
Cost of revenues	29	25	30	25

Gross profit	71	75	70	75

Operating expenses:
Research and development	38	18	33	18
Sales and marketing	41	36	40	37
General and administrative	33	22	27	19
Restructuring charges	2	1	5	1
Amortization of intangible assets	6	5	5	6
Stock-based compensation charges	2	2	2	1

Total operating expenses	122	84	112	82

Loss from operations	(51)	(9)	(42)	(7)
Gain on sale of GoBack product line	—	—	22	—
Other income, net	1	1	1	1

Loss before provision (benefit) for income taxes	(50)	(8)	(19)	(6)
Provision (benefit) for income taxes	2	(1)	7	(1)

Net loss	(52)%	(7)%	(26)%	(5)%

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

For month-to-month subscribers of Roxio’s online music division, the monthly service billing is recognized as billed. For subscription sales greater than one month, customers pay in advance for an annual plan or a six-month plan. These revenues and associated credit card costs are recognized and deferred based on the time frame over which the subscription is available for those users. Revenues from sales of individual songs or albums are recognized at the time the music is delivered, digitally, to the end user.

Retail revenues which consist of sales to distributors and direct sales to end users represented $12.7 million and $29.6 million, or 56% and 63%, respectively, of our net revenues for the second quarter and first half of fiscal 2004, as compared to $20.1 million and $42.4 million, or 72% and 70%, respectively, for the comparable periods in the prior year. We expect that retail sales for the remainder of the fiscal year will continue to be lower than the comparable periods of the prior year. We expect that retail revenues will increase slightly in the future based on planned product releases related to our digital media suite.

Sales to OEMs represented $8.6 million and $15.1 million, or 38% and 32%, respectively, of our net revenues for the second quarter and first half of fiscal 2004, as compared to $7.8 million and $17.8 million, or 28% and 30%, respectively, for the comparable periods in the prior year. In the future, we anticipate that CD- and DVD-recording technology revenues from our sales to OEMs will decline in total, on a per-unit basis and as a percentage of total net revenues as a result of increased cost pressure with our customers and competition in the maturing CD- and DVD-recording technology. In particular, beginning in October 2003, a significant customer, Dell Computer Corporation, will no longer exclusively bundle our CD- and DVD-recording technology. As a result, we anticipate that revenues from this customer will significantly decline.

Revenues from our online music distribution division represented $1.5 million and $2.3 million or 7% and 5%, respectively, of our total net revenues for the second quarter and first half of fiscal 2004. We anticipate that net revenues from our online music distribution division will continue to increase as a result of increased marketing activity to promote the launch of our Napster 2.0 service in the third quarter of fiscal 2004.

International sales, defined as sales from our international subsidiaries, accounted for approximately $4.5 million and $11.4 million or 20% and 24%, respectively, of our net revenues for the second quarter and first half of fiscal 2004 as compared to $8.3 million and $19.2 million or 30% and 32%, respectively, for the comparable periods in the prior year.

Gross Margin

Gross margin is the percentage of profit from net revenues after deducting cost of revenues, which includes costs related to the physical goods shipped, third party licensed intellectual property, freight, warranty, end user technical support and scrap. Our gross margin from OEM revenues is generally significantly higher than our gross margin from distributor revenues primarily due to lower product costs and to a lesser extent due to a different level of product support effort associated with OEM sales compared to distributor sales. For sales of our products through OEMs, the OEMs are responsible for the first level of product support and we only provide a second level of support to the OEM. We believe that as a result of our efforts to consolidate our technical support into our Canadian facility as well as changes in the levels of support provided to end users, our technical support costs as a percentage of our revenues will decline.

Gross margin was 71% and 70% of net revenues for the second quarter and first half of fiscal 2004, respectively, compared with 75% for each of the comparable periods in the the prior year. The year over year decrease in the gross margin percentage was a result of lower average selling prices due to product rebates and retail promotion costs which reduce revenues, the inclusion in fiscal 2004 of revenues and costs from our newer online music division with its lower gross margins and the impact of reduced royalties from Symantec following the sale to Symantec in April 2003 of our GoBack product line; these items which have reduced our gross margin percentage were partially offset by an increase in the proportion of revenues generated through OEM sales. We believe that our gross margin percentage will continue to decrease in the future as the relative revenues from OEM sales decreases in our consumer software division and as the proportion of revenues from our online music division increases.

Operating Expenses

We primarily classify operating expenses as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, travel, telephone, communications, rent and allocated facilities and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials and expenditures specific to the sales group, such as commissions. In addition, we include restructuring charges, amortization of intangible assets and stock-based compensation charges as operating expenses. To date, all software product development costs have been expensed as incurred.

Research and Development. Research and development expenses increased 69% to $8.8 million for the second quarter of fiscal 2004 from $5.2 million for the comparable quarter in the prior year. This increase was primarily due to an increase of $3.7 million attributable to the acquisition of Napster, LLC. Research and development expenses increased 48% to $15.7 million in the first half of fiscal 2004 from $10.6 million for the comparable period in the prior year. This increase was primarily due to an increase of $4.8 million attributable to the acquisition of Napster, LLC and an increase of $455,000 in outside services, slightly offset by a decrease of $177,000 in various other expenses.

As a percentage of net revenues, research and development expenses were 38% and 33% for the second quarter and first half of fiscal 2004, respectively, as compared to 19% and 18% for the comparable periods in the prior year. Total research and development headcount increased from 181 at September 30, 2002 to 235 at September 30, 2003 of which 69 new employees were attributable to the acquisition of Napster, LLC. We believe that research and development expenses will continue to increase in the future as the result of costs incurred in the third quarter of fiscal 2004 in connection with the launch of our Napster 2.0 service in October 2003.

Sales and Marketing. Sales and marketing expenses decreased 7% to $9.4 million for the second quarter of fiscal 2004 from $10.1 million for the comparable quarter in the prior year. This decrease was primarily due to a decrease in advertising expense of $1.6 million, a reduction in payroll and related expenses of $1.1 million and a reduction in various other expenses of $483,000. This decrease was offset by an increase of $2.5 million attributable to the acquisition of Napster, LLC. Sales and marketing expenses decreased 15% to $18.8 million in the first half of fiscal 2004 from $22.0 million for the comparable period in the prior year. This decrease was primarily due to a decrease in advertising expense of $3.6 million, a reduction in payroll and related expense of $1.9 million and a reduction in various other expenses of $1.1 million, partially offset by an increase of $3.3 million attributable to the acquisition of Napster, LLC.

As a percentage of net revenues, sales and marketing expenses were 41% and 40% for the second quarter and first half of fiscal 2004, respectively, as compared to 36% and 40% for the comparable periods in the prior year. Total sales and marketing headcount decreased from 100 at September 30, 2002 to 88 at September 30, 2003, net of 17 new employees attributable to the acquisition of Napster, LLC. We believe that sales and marketing expenses will increase in the future as a result of increased marketing activity to promote the launch of our Napster 2.0 service in the third quarter of fiscal 2004.

General and Administrative. General and administrative expenses increased 23% to $7.4 million for the second quarter of fiscal 2004 from $6.1 million for the comparable quarter in the prior year. This increase was primarily due to an increase of $1.5 million attributable to the acquisition of Napster, LLC, an increase in payroll and related expenses of $400,000, partially offset by a decrease of $325,000 in outside services and a decrease of $176,000 in various other expenses. General and administrative expenses increased 8% to $12.7 million in the first half of fiscal 2004 from $11.7 million for the comparable period in the prior year. This increase was primarily due to a an increase of $2.0 million attributable to the acquisition of Napster, LLC, an increase in payroll and related expenses of $185,000, partially offset by a decrease of $861,000 in outside services expenses and a decrease of $340,000 in various other expenses.

As a percentage of net revenues, general and administrative expenses were 33% and 22% for the second quarter and first half of fiscal 2004, respectively, as compared to 27% and 19% for the comparable periods in the prior year. Total general and administrative headcount increased from 66 at September 30, 2002 to 81 at September 30, 2003 of which 17 new employees were attributable to the acquisition of Napster, LLC. We believe that general and administrative expenses will decline slightly in the future as a result of cost savings due primarily to the combined synergies of the software and online music businesses.

Restructuring Charges. In the second quarter of fiscal 2004, Roxio recorded a restructuring charge of approximately $557,000, of which $90,000 was unpaid at the end of the quarter and has been recorded in accrued liabilities. The restructuring charges were primarily in connection with the reorganization of Roxio’s Canadian, Japanese and domestic operations. The restructuring charge included $542,000 of severance and benefits related to the involuntary termination of approximately 37 employees, $75,000 of downward adjustment to the restructuring accrual in the first quarter ended June 30, 2003 due to lower actual costs than originally estimated for certain severance benefits and equipment write-off charges of $90,000. Roxio anticipates that it will continue to incur restructuring charges on a quarterly basis. Such restructuring charges are anticipated to include, among others, severance payments, write-offs of unused assets and write-offs of unused lease facilities.

Amortization of Intangible Assets. Amortization of intangible assets was $1.3 million for both the second quarter of fiscal 2004 and 2003. This was due to the cessation of amortization expenses related to certain intangible assets in the second quarter of fiscal 2003 as these intangible assets are now fully amortized, offset by additional amortization expense related to the intangible assets recorded in connection with our acquisition of Napster, LLC, formerly known as Pressplay, in May 2003. Amortization of intangible assets decreased 26% to $2.5 million in the first half of fiscal 2004 from $3.3 million in the comparable period of the prior year. This decrease was primarily due to the cessation of amortization expenses related to certain intangible assets in the quarters ended September 30, 2002 and June 30, 2003 as these intangible assets are now fully amortized. This reduction was offset by additional amortization expense related to the intangible assets recorded in connection with our acquisition of Napster, Inc in December 2002 and of Napster, LLC in May 2003. Amortization of intangible assets is anticipated to be $2.5 million, $4.2 million and $1.3 million for the six months ending March 31, 2004 and for the years ending March 31, 2005 and 2006, respectively.

Stock-Based Compensation Charges. Stock-based compensation charges relate to the amortization of costs associated with the stock and warrant issued to Virgin, stock options issued to employees and the commitment of Roxio stock options to Adaptec employees who became Roxio employees. Stock-based compensation charges decreased 21% to $519,000 for the second quarter of fiscal 2004 from $659,000 for the comparable quarter in the prior year. This decrease was primarily due to adjustment of the stock-based compensation’s unamortized cost, resulting from early termination of employees. Stock-based compensation charges increased 32% to $1.0 million in the first half of fiscal 2004 from $788,000 in the comparable period of the prior year. This increase was primarily due to the re-measurement of the warrant issued to Virgin to reflect our lower stock price in the quarter ended June 30, 2002. We believe that stock-based compensation charges will not change significantly in the foreseeable future.

Gain on Sale of GoBack Product Line

In April 2003, Roxio sold its GoBack product line and related assets to Symantec for $13 million in cash consideration. Of the total consideration, $2.8 million was held in escrow, of which $1.1 million was recognized as consideration at the time of the transaction. The remainder will be recognized at the one-year anniversary date of the close of the transaction upon satisfaction of the conditions specified in the Purchase Agreement. In the quarter ended June 30, 2003, Roxio recorded a gain of $10.6 million from the sale of the GoBack product line.

Other Income (Loss), Net

Other income (loss), net, for the second quarter of fiscal 2004 consisted of approximately $211,000 of interest income on our cash equivalents and short-term investments, $65,000 of interest expense, $59,000 of realized loss on foreign transactions and $143,000 of other miscellaneous income. Other income (loss), net, for the second quarter of fiscal 2003 primarily consisted of approximately $217,000 of interest income on our cash equivalents and short-term investments, $27,000 of interest expense, $450,000 of net gain from the sale of patents, $397,000 of realized loss on foreign transactions and $45,000 of other miscellaneous income. Other income (loss), net, for the first half of fiscal 2004 consisted of approximately $436,000 of interest income on our cash equivalents and short-term investments, $126,000 of interest expense, $147,000 of realized loss on foreign transactions and $134,000 of other miscellaneous income. Other income (loss), net, for the first half of fiscal 2003 primarily consisted of approximately $492,000 of interest income on our cash equivalents and short-term investments, $58,000 of interest expense, $450,000 of net gain from the sale of patents, $527,000 of realized loss on foreign transactions and $58,000 of other miscellaneous income.

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

Our effective income tax rate for the quarter ended September 30, 2003 was (3%) compared to 15% for the second quarter of fiscal 2003 and (10%) for the full fiscal 2003. In the second quarters of fiscals 2004 and 2003, our effective tax rate varied from the Federal statutory rate of 35% primarily due to the geographic mix of our worldwide revenue, earnings, operating losses and stock-based compensation. We are subject to tax in jurisdictions in which we operate around the world. Our future effective tax rate will be impacted by our organizational structure and the geographic distribution of our worldwide revenue and profitability. As a result of these factors, our effective tax rate may vary in the future.

Liquidity and Capital Resources

As of September 30, 2003, our principal source of liquidity was our cash, cash equivalents and short-term investments totaling $52.8 million. Our working capital was $40.3 million at September 30, 2003.

Net cash used in operating activities was $15.1 million in the first half of fiscal 2004 compared to $3.0 million in the comparable period of the prior year. Net cash used in operating activities in the first half of fiscal 2004 primarily reflected a net loss from operations of $20.1 million, non-cash charges for depreciation and amortization of $5.1 million and stock-based compensation charges of $1.0 million, and a net change in operating assets and liabilities of $1.6 million. Net cash used in operating activities in the first half of fiscal 2003 primarily reflected a net loss of $3.1 million, non-cash charges for depreciation and amortization of $4.8 million and a net change in operating assets and liabilities of $4.7 million. The increase in net cash used in the first half of fiscal 2004 resulted primarily from the net cash used to launch Napster 2.0 in the third quarter of fiscal 2004. The online music distribution division used approximately $8.2 million of net cash for operating activities during the first half of fiscal 2004.

Net cash used in investing activities was $7.0 million in the first half of fiscal 2004 compared to $18.4 million in the comparable period of the prior year. In the first half of fiscal 2004, $2.9 million was used to purchase capital equipment, primarily for the online music distribution division, $4.5 million was used to purchase short-term investments and $14.5 million was used to acquire Napster LLC, formerly known as Pressplay. The outflows of cash were offset by proceeds of $10.3 million received from the sale of our GoBack product line and $4.8 million from the sales and maturities of our marketable securities. In the first half of fiscal 2003, $3.4 million was used to purchase capital equipment, $25.1 million was used to purchase short-term investments, and $3.0 was used to invest in YesVideo. The outflows of cash were offset by proceeds of $11.1 million from the sale and maturities of our marketable securities.

Net cash provided by financing activities was $21.8 million in the first half of fiscal 2004 compared to net cash used of $400,000 in the comparable period of the prior year. In the first half of fiscal 2004, net cash provided by financing activities consisted primarily of $20.5 million of proceeds from the issuance of common stock through a private equity financing, $1.3 million from the exercise of stock options and the employee stock purchase plan and $305,000 from a short-term borrowing, offset by $287,000 of principal cash payments made on our capital lease obligations. In the first half of fiscal 2003, net cash used in financing activities consisted primarily of $1.1 million of cash disbursed for the repurchase of common stock and $269,000 of principal cash payments made on our capital lease obligations, slightly offset by $928,000 of cash received from the exercise of stock options and the employee stock purchase plan.

In January 2002, Roxio entered into a three-year agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit also included a financial covenant that required Roxio to maintain a minimum balance of cash, cash equivalents and short term investments of $25 million. In November 2003, the line of credit was amended to reduce the credit line to $5.0 million, the financial covenant to $6.0 million and the maturity date to April 30, 2004. As of September 30, 2003, we were in compliance with all such covenants. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum. There was $5.0 million outstanding under the line of credit during the quarter ending September 30, 2003.

We believe that the liquidity provided by existing cash, cash equivalents, and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months.

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

Future payments due under our debt obligations, capital leases, operating leases and obligations to various content and distribution providers at September 30, 2003 are as follows (in thousands):

Year Ending March 31,	Line of Credit	Short Term Borrowing	Non- Cancelable Capital Leases	Non- Cancelable Operating Leases	Obligations to Content and Distribution Providers	Total
2004 (6 months)	$5,000	$305	$328	$1,232	$1,722	$8,587
2005			438	3,693	—	4,131
2006	—	—	61	3,289	—	3,350
2007	—	—	17	2,070	—	2,087
2008	—	—	—	289	—	289

Total	$5,000	$305	$844	$10,573	$1,722	$18,444

We expect that as our existing debt, capital leases, operating leases and obligations terminate over the next few years, we will enter into new agreements which will result in new obligations. We expect to spend significant amounts of cash in connection with the launch of our Napster 2.0 service and we expect to continue experiencing operating losses until we achieve significantly higher revenues from our online music distribution service.

RISK FACTORS

Risks Relating to Our Business in General

Fluctuations in our quarterly operating results may cause our stock price to decline.

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends, and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of new product introductions and our ability to transition between product versions;

•	product returns upon the introduction of new product versions and pricing adjustments for our distributors;

•	seasonal fluctuations in sales;

•	anticipated declines in selling prices of our products to original equipment manufacturers or OEMs and potential declines in selling prices to other parties as a result of competitive pressures;

•	changes in the mix of our revenues represented by our various products and customers;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as PC, drive or digital still or video camera manufacturing, on which we are particularly dependent;

•	foreign currency exchange rate fluctuations;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses;

•	expenses incurred in connection with the development of an online music distribution service;

•	changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products, due to lifecycles of our customers’ products ending earlier than expected or due to market acceptance of our customers’ products; and

•	timely and accurate reporting to us by our OEM customers of units shipped.

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

If new technologies or formats replace the CD and DVD as the preferred method of consumers to store digital content, such as portable digital audio players or removable storage devices, sales of our current recording software products could be seriously harmed. Additionally, if new consumer appliance technologies replace the PC as the preferred means of personalizing and managing digital content, our business could be seriously harmed.

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

We released the latest version of Easy CD Creator with DVD authoring in February 2003 (Easy CD & DVD Creator 6). Because this technology is relatively new and rapidly evolving our success in this market segment will depend upon our ability to continue to develop and advance this technology to keep pace with competition and customer demand. Because this functionality is prominently featured in our CD and DVD recording software products, if our DVD video authoring technology does not compete effectively in the marketplace, sales of our combined CD and DVD recording software products may be adversely affected and our business may be adversely affected.

Recently, some of our competitors have begun featuring commercial DVD copying in their software products. We are currently evaluating the legal implications of commercial DVD copying and do not currently include such functionality in our software products. As a result of competition from companies that have decided to include such functionality, sales of our software may be adversely affected.

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

We must design our digital content editing and burning products to operate effectively with a variety of hardware and software products, including CD and DVD recorders, PCs, digital still cameras, digital video recorders, printers, scanners and operating system software. We depend on significant cooperation with manufacturers of these products to achieve our design objectives and to produce products that operate successfully. If our software is not interoperable with the hardware that our customers purchase and use, demand for our software will decrease and our business will be harmed.

A significant portion of our revenues currently comes from a small number of distributors and OEMs, and any decrease in revenues from these or other distributors or OEMs could adversely affect our operating results.

One distributor accounted for approximately 22% of our net revenues for the fiscal year ended March 31, 2003 and 15% of our net revenues for the six-month period ended September 30, 2003. A different distributor accounted for approximately 18% of our net revenues for the fiscal year ended March 31, 2003 and 15% for the six-month period ended September 30, 2003. Dell Computers, an OEM, accounted for approximately 12% of net revenues for the fiscal year ended March 31, 2003, and 16% of our net revenues for the six-month period ended September 30, 2003. Recently, Dell Computers announced that they would cease distributing our software with their consumer PC line of products. We expect that a significant portion of our revenues will continue to depend on sales of our products to a small number of distributors. Any downturn in the business of our distributors or OEMs could seriously harm our revenues and operating results.

We rely on distributors and retailers to sell our products, and disruptions to these channels would adversely affect our ability to generate revenues from the sale of our products.

If our distributors attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted. If we reduce the prices of our products to our distributors, we may have to compensate them for the difference between the higher price they paid to buy their inventory and the new lower prices. In addition, we are exposed to the risk of product returns from distributors, either through their exercise of contractual return rights.

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

Historically, we have derived a significant percentage of our revenues from sales of our products to OEMs, such as PC, digital still camera, digital video camera and drive manufacturers and integrators. These OEMs typically license and include a standard version of our software with their hardware. As a result, these relationships also serve an important role in distributing our software to the end user and positioning the market for upgrades to our more full featured software products. These OEMs may decline to include our software with their hardware for a number of reasons, including if our competitors offer these OEMs more favorable terms, if our competitors are able to take advantage of their existing relationships with these OEMs, or if these OEMs decide not to bundle any software with their products. The loss of any of our relationships with OEMs could harm our operating results. Recently, Dell Computers, our largest OEM partner, announced that they would cease distributing our software with their consumer PC line of products.

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

Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Christopher Gorog, Michael Bebel and Thomas Shea. Effective November 14, 2003, Elliot Carpenter, our chief financial officer, is resigning for personal reasons. Nand Gangwani, our vice president of strategic planning and M&A, has been appointed chief financial officer effective upon Mr. Carpenter’s resignation. The loss of the services of these or other key officers, employees or third parties could harm our business. If any of these individuals were to leave our company, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

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

We must integrate our recent acquisition of Napster, LLC, formerly known as Pressplay, and we may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to effectively integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results.

We have completed several acquisitions and expect to continue to pursue strategic acquisitions in the future. In May 2003, we completed the acquisition of substantially all of the ownership interests of Napster, LLC (f/k/a Pressplay) and certain assets of VUNet USA Technologies.

Completing any potential future acquisitions, and integrating the Napster assets and the VUNet USA Technologies assets or other acquisitions, could cause significant diversions of management time and resources.

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

Previous acquisitions have resulted in significant expenses, including amortization of purchased software, charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total acquisition-related costs in the categories identified above were $2.5 million in the six-month period ended September 30, 2003 and $6.4 million in the year ended March 31, 2003. Additional acquisitions and any additional impairment of the value of purchased assets could have a significant negative impact on future operating results.

A significant portion of our revenues is derived from international sales. Economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our revenues.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. International sales accounted for approximately 34% of our net revenues for the fiscal year ended March 31, 2003 and 24% of our net revenues for the six month period ended September 30, 2003. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues. Accordingly, our future revenues could decrease based on a variety of factors, including:

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

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology or technology we license from third parties may infringe the third parties’ proprietary rights, especially patents. For example, Napster has been notified by several companies that its services may infringe their respective patents. Napster also receives from time to time notices from artists, record labels and other asserted content right holders identifying music content that they believe is being made available via Napster’s services without proper authorization. Napster generally removes the allegedly infringing music content from its service. Additionally, MGI Software, which we acquired in January 2002, has been notified by a number of companies that certain of MGI Software’s software products may infringe patents owned by these companies. MGI Software also has been notified by a number of its OEM customers that they have been approached by one of these companies regarding possible patent infringement related to certain MGI Software software products that they bundle with their respective computer products. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and harm our business.

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

Although we currently anticipate that our available funds and expected cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We expect to spend significant amounts of cash in connection with the recent launch of our Napster service and expect to experience operating losses from such service in at least the short term. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

A portion of our cash and cash equivalents are held by one or more of our foreign subsidiaries. If we need additional cash to acquire assets or technology or to support our operations in the United States, we may be required to repatriate some of our cash from these foreign subsidiaries to the United States. We are likely to incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position. Recently, we began a corporate restructuring to close certain of our overseas operations. We cannot assure you that such restructuring efforts will not result in additional tax liability as cash is repatriated to the United States in connection with such restructuring.

If proposed accounting regulations that require companies to expense stock options are adopted, our earnings will decrease and our stock price may decline.

A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Board, or FASB, has indicated that possible rule changes requiring expensing of stock options may be adopted in the near future. Currently, we include such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States but do not include stock option expense for employee options in our reported financial statements. If accounting standards are changed to require us to expense stock options, our reported earnings will decrease significantly and our stock price could decline.

Risks Related to Our Online Music Services Business

Our online music services initiatives have a limited operating history and a history of losses and may not be successful.

On May 19, 2003 we acquired substantially all of the ownership interest of Napster, LLC (f/k/a Pressplay). We used the Pressplay-branded service as a technology platform to roll-out our online music services division in October 2003. The business models, technologies and market for online music services are new and unproven. Prior to our acquisition of Napster, LLC, consumer adoption and usage of the Pressplay-branded service had not been significant. You should consider the online music distribution business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. Napster has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and may experience net losses thereafter. No assurance can be made that our Napster division’s business will not record losses after its launch, or that our Napster division will ever contribute net income to our statement of operations. If our Napster division is not successful, our business and business prospects could be harmed. Pressplay has incurred cumulative losses of approximately $52.6 million from inception (April 2001) through May 19, 2003. Napster has incurred cumulative losses of approximately $13.1 million from May 20, 2003 through September 30, 2003.

If we do not continue to add customers for our services, our revenues and business will be harmed.

Customers may cease using our service, and potential customers may decline to begin using our service, for many potential reasons, including that the service does not provide enough value or content or because customer service issues are not satisfactorily resolved. In order to increase our number of customers and revenues, we must continue to add new customers while minimizing the rate of loss of existing customers. If our other marketing and promotional activities fail to add new customers at a rate significantly higher than our rate of loss, our business will suffer. In addition, if the costs of such marketing and promotional activities increase in order to add new customers, our margins and operating results will suffer. Recently, we entered into an agreement with a university to provide the Napster service to certain of the university’s students. If our relationship with that university does not continue or we are unable to attract other colleges and universities to enter into agreements with us, our business may be harmed.

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

Our online music services competitors include Listen.com, the provider of the Rhapsody service and a subsidiary of RealNetworks, Inc., Apple Computer’s iTunes Music Store, Buy.com, Inc., MusicNet, a joint venture between, among others, AOL Time Warner and RealNetworks, MusicMatch and other online efforts, including those of leading media companies. We anticipate competition for online music distribution service revenue from a wide range of companies, including broadband Internet service providers such as Yahoo! and MSN as well as from e-tailers such as Amazon.com, Bestbuy.com, Dell Computers and Walmart.com.

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

The Internet and media distribution industries are undergoing substantial change, which has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have been going out of business or are being acquired by competitors. As a result, we may be competing with larger competitors that have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

•	competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

•	competitors could obtain exclusive access to desirable multimedia content, thus decreasing the use of our products and services to distribute and experience the content that audiences most desire;

•	competitors could obtain exclusive access to certain distribution channels which could decrease our ability to distribute our service;

•	suppliers of important or emerging technologies could be acquired by a competitor or other company which could prevent us from being able to utilize such technologies in our offerings, and disadvantage our offerings relative to those of competitors;

•	a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and

•	other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content, or which could dramatically change the market for our products and services.

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

We must provide digital rights management solutions and other security mechanisms in our online music distribution services in order to address concerns of content providers and artists, and we cannot be certain that we can develop, license or acquire such solutions, or that content licensors or consumers will accept them. Consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. No assurance can be given that such solutions will be available to us upon reasonable or any terms. If we are unable to acquire these solutions on reasonable or any terms, or if customers are unwilling to accept these solutions, our business and prospects could be harmed.

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

Our success depends on our music service’s interoperability with our customer’s music playback hardware.

In order for our Napster service to be successful we must design our service to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable digital audio players, and PCs. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our design objectives and to offer a service that is attractive to our customers. Our software is currently not compatible with the iPod music player. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, our business will be harmed.

We may not successfully develop new products and services.

The success of the Napster service will depend on our ability to develop leading edge media and digital distribution products and services. Our business and operating results will be harmed if we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenues or gross profits to offset our development and operating costs. We may not timely and successfully identify, develop and market new product and service opportunities. We may not be able to add new content such as video, or other content as quickly or as efficiently as our competitors or at all. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability. Competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments.

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

We must integrate our recent acquisition of Napster and we may need to make additional future acquisitions to remain competitive.

We have completed several acquisitions and expect to continue to pursue strategic acquisitions in the future. In May 2003, we completed our acquisition of Napster, provider of our online music distribution service. If we identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations.

Completing any potential future acquisitions, and integrating Napster or other acquisitions, could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets and we may record significant amounts of goodwill that will be subject to annual testing for impairment. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash.

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

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, specifically the demands of delivering high-quality media content. As a result, its performance and reliability may decline. In addition, Websites have experienced interruptions in service as a result of outages, system attacks and other delays occurring throughout the Internet network infrastructure. If these outages, attacks or delays occur frequently or on a broad scale in the future, Internet usage, as well as the usage of our products, services and Websites, could grow more slowly or decline.

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

•	our own or licensed encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or intellectual property;

•	we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our Websites or use of our products and services;

•	someone could circumvent our security measures and misappropriate our, our partners’ or our customers’ proprietary information or content or interrupt operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

•	our computer systems could fail and lead to service interruptions;

•	we may be unable to scale our infrastructure with increases in customer demand, including in connection with the recent relaunch of Napster;

•	our network of facilities may be affected by a natural disaster, terrorist attack or other catastrophic events; or

•	our network may experience instability caused by the transition of prior users of the VUNet USA Technologies’ service off of such service and our exclusive use of such service.

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

Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. California, for example, has recently enacted anti-spamming laws that will affect our marketing efforts in the future. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

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

•	limit the growth of the Internet;

•	create uncertainty in the marketplace that could reduce demand for our products and services;

•	increase our cost of doing business;

•	expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our Websites or distributed or accessed through our products or services, with our provision of products and services, and with the features or performance of our products and Websites;

•	lead to increased product development costs or otherwise harm our business; or

•	decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

The Digital Millennium Copyright Act, or DMCA, includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and our broadcast customers may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming and through retransmissions of radio broadcasts. The DMCA does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, in the event such negotiations are unsuccessful, by arbitration proceedings, known as CARP proceedings which in either case are subject to approval by the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under U.S. copyright law are pending. We cannot predict the outcome of these negotiations or CARP proceedings and may elect instead to attempt to directly license music content for our subscription and/or non-subscription services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States, and the availability of corresponding licenses for international performances is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. Many of our systems may be affected by these rates, which may negatively impact our revenues. There are other negotiations and CARPs in process which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these negotiations and CARPs will also likely affect our business in ways that we cannot predict. Voluntarily negotiated rates for mechanical licenses with respect to streaming and conditional digital downloads with the Harry Fox Agency and National Music Publishers Association have not been agreed to, and we are currently operating under a standstill agreement until such time as such rates are negotiated. No agreement has been reached with performing rights societies such as ASCAP or BMI regarding whether digital downloads constitute public performances of copyrighted works that would trigger payment of public performance royalties. Depending on the rates and terms adopted for these voluntary and/or statutory licenses, our business could be harmed by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future CARPs relating to music subscription delivery services, which may also adversely affect the online distribution of music.

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

Napster has expanded rapidly since it launched its Website under the name Pressplay in December 2001. We anticipate further expanding our operations to help grow our subscriber base and to take advantage of favorable market opportunities. Any future expansion will likely place significant demands on our managerial, operational, administrative and financial resources. If we are not able to respond effectively to new or increased demands that arise because of our growth, or, if in responding, our management is materially distracted from our current operations, our business may be affected adversely. In addition, if we do not have sufficient breadth and depth of the titles necessary to satisfy increased demand arising from growth in our subscriber base, our subscriber satisfaction may be affected adversely.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of September 30, 2003, we had outstanding 27,794,463 shares of common stock of which 25,822,840 shares are freely tradeable. The remaining 1,971,623 shares of common stock outstanding are “restricted securities” as defined in Rule 144 and are held by our “affiliates” (as that term is defined in Rule 144 under the Securities Act). These restricted securities may be sold in the future pursuant to registration statements filed with the SEC or without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

As of September 30, 2003, there were an aggregate of 7,287,619 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 7,069,972 shares issuable upon exercise of options outstanding under our option plans, 117,647 shares of common stock issuable upon exercise of an outstanding warrant issued to Virgin Holdings, Inc., and 100,000 shares of common stock issuable upon exercise of an outstanding warrant issued to the trustee in the Napster bankruptcy in connection with our acquisition of the Napster assets. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2003. Our cash equivalents are invested in money market funds, commercial paper and municipal securities, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities.

	Maturing in		Total	Estimated Fair Value
	Less than One Year	More than One Year
	(Dollars in thousands)
Short-term investments	$9,984	$6,272	$16,256	$16,256
Weighted-average interest rate	3.37%	2.49%

We do not currently hold any derivative instruments and do not engage in hedging activities. In January 2002, we entered into a three-year agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit also included a financial covenant that required us to maintain a minimum balance of cash, cash equivalents and short term investments of $25 million. In November 2003, the line of credit was amended to reduce the credit line to $5.0 million, the financial covenant to $6.0 million and the maturity date to April 30, 2004. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum. As of September 30, 2003, we were in compliance with all such covenants. There was $5.0 million outstanding under the line of credit during the quarter ending September 30, 2003. We do not hold any other variable interest rate debt. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

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

For foreign subsidiaries whose functional currency is the U.S. dollar, assets and liabilities are re-measured at the period end or historical rates as appropriate. Revenues and expenses are re-measured at the average rate during the period. Currency translation gains and losses are recognized in current operations.

We sell our products primarily to original equipment manufacturers and distributors throughout the world. Since our legal separation from Adaptec, we have been transitioning the sales of our international subsidiaries to Euro and Japanese yen. Cash and cash equivalents are predominantly denominated in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2003. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003, as required by Exchange Act Rules 13a-15(b) and 15d-15(b).

There was no change in our internal control over financial reporting identified in connection with the evaluation that occurred during quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturer (“OEM”) customers that such OEMs have been approached by certain of the companies described above and other companies regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Roxio estimates that the low end of the range of the cost to settle the MGI Software-related claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued $2.5 million as part of the purchase price allocation of MGI Software, which is included in accrued liabilities, related to the settlement of these claims. The amount, if any, necessary to settle patent claims related to Roxio’s products cannot be determined at this time.

Roxio and Napster, LLC, formerly known as Pressplay, have been notified by a number of companies that the Napster online music distribution service may infringe patents owned by such companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by Napster, LLC to these entities. The amount of money, if any, necessary to settle these claims cannot be determined at this time.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed an action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. The patent at issue in the case has expired, and Roxio intends to continue to defend the action. Because the case is at an early state, the outcome cannot be predicted with any certainty.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders was held on September 18, 2003. Proposals I, II, III, and IV were approved. The results are as follows:

Proposal I

The following directors were elected at the meeting to serve a three-year term as directors:

	For	Authority Withheld
Joseph C. Kaczorowski	19,536,644	3,051,337
Brian C. Mulligan	22,534,051	53,930

Proposal II

The proposal to approve Roxio’s 2003 Stock Plan.

For	Against	Abstained
18,109,754	4,439,965	38,262

Proposal III

The proposal to amend Roxio’s Amended and Restated 2001 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 250,000 shares.

For	Against	Abstained
21,288,842	555,526	43,613

Proposal IV

Ratification of appointment of PricewaterhouseCoopers LLP as Roxio’s independent auditors for fiscal year 2004.

For	Against	Abstained
22,363,838	210,468	13,675

The proposals above are described in detail in Roxio’s definitive proxy statement dated August 18, 2003, for the annual meeting of stockholders held on September 18, 2003.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this quarterly report.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K/A on July 14, 2003. This report included the separate audited financial statements of Napster, LLC, which we acquired on May 19, 2003, and the unaudited pro forma combined financial information of Roxio and Napster, LLC.

We filed a current report on Form 8-K on July 23, 2003, announcing the election of Larry Kenswil to our Board of Directors.

We filed a current report on Form 8-K on July 31, 2003, regarding our expected financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROXIO, INC.

(Registrant)

Date: November 14, 2003

	By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ R. ELLIOT CARPENTER
R. Elliot Carpenter
Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

ROXIO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002 (1)

2.2	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003 (2)

2.3	Asset Purchase Agreement dated April 17, 2003 by and between Registrant, Roxio CI Ltd., Wildfile, Inc. Symantec Ltd. and Symantec Corporation (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant (5)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (6)

4.1	Form of Common Stock certificate of the Registrant (5)

4.2	Warrant Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (7)

4.3	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (7)

4.4

Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (6)

4.5	Warrant Agreement between the Registrant and Napster, Inc., dated November 27, 2002 (8)

4.6	Form of Purchase Agreement dated as of June 19, 2003 by and between Roxio and certain Purchasers set forth on the signature page thereto (9)

4.7	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (5)

10.1	Employment agreement effective as of August 15, 2003 between Wm. Christopher Gorog and the Registrant

10.2	Amended and Restated 2001 Stock Option Plan

10.3	Amended and Restated 2001 Employee Stock Purchase Plan (10)

10.4	2003 Stock Plan (10)

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2003.
(4)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(10)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on August 18, 2003.