Form 10-Q
period 2003-12-31
ROXIO INC
filed 2004-02-17
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003.

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

As of February 13, 2004, there were 33,535,158 shares of the Registrant’s Common Stock outstanding, par value $0.001.

ROXIO, INC.

		Page Number

PART I. Financial Information

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of December 31, 2003 and March 31, 2003	4

	Condensed Consolidated Statements of Operations for the three and nine-month periods ended December 31, 2003 and 2002	5

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2003 and 2002	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4	Controls and Procedures	47

PART II. Other Information

Item 1	Legal Proceedings	48

Item 2	Changes in Securities	48

Item 3	Defaults Upon Senior Securities	48

Item 4	Submission of Matters to a Vote of Security Holders	48

Item 5	Other Information	48

Item 6	Exhibits and Reports on Form 8-K	49

Signatures		50

Index to Exhibits

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

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

ROXIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$28,038	$36,820
Restricted cash	6,708	—
Short-term investments	6,856	16,677
Accounts receivable, net of allowance for doubtful accounts of $1,380 at December 31, 2003 and $850 at March 31, 2003	12,633	18,196
Inventories	182	460
Prepaid expenses and other current assets	8,614	3,366
Income taxes receivable	6	—
Deferred income taxes	2,346	4,709

Total current assets	65,383	80,228
Long-term investment	3,000	3,059
Property and equipment, net	11,782	9,058
Goodwill, net	89,654	55,247
Other intangibles assets, net	6,728	10,314
Other assets	2,212	589

Total assets	$178,759	$158,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,487	$11,952
Income taxes payable	—	1,353
Accrued liabilities	35,254	20,987
Deferred revenue	1,144	725
Current portion of long-term debt	5,684	606

Total current liabilities	50,569	35,623
Long term liabilities:
Long term debt	80	5,490
Deferred income taxes	1,014	1,190
Other liabilities	480	—

Total liabilities	52,143	42,303

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000 shares; Issued and outstanding: none at December 31, 2003 and at March 31, 2003	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and outstanding: 27,910 at December 31, 2003 and 19,574 at March 31, 2003	28	20
Additional paid-in capital	174,172	127,804
Deferred stock-based compensation	(1,936)	(2,886)
Accumulated deficit	(48,523)	(10,675)
Accumulated other comprehensive income	2,875	1,929

Total stockholders’ equity	126,616	116,192

Total liabilities and stockholders’ equity	$178,759	$158,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net revenues :
Consumer software	$15,159	$26,430	$59,834	$86,652
Online music	3,604	—	5,903	—

Total net revenues	18,763	26,430	65,737	86,652
Cost of revenues :
Consumer software (1)	4,834	7,522	17,485	22,867
Online music (2)	3,150	—	4,749	—

Total cost of revenues	7,984	7,522	22,234	22,867

Gross profit	10,779	18,908	43,503	63,785

Operating expenses:
Research and development (3)	8,764	5,067	24,494	15,710
Sales and marketing (4)	15,415	10,043	34,175	32,057
General and administrative (5)	5,350	9,308	18,065	21,043
Restructuring charges	4,374	207	6,467	431
Amortization of intangible assets	1,267	1,428	3,730	4,764
Stock-based compensation charges	512	659	1,550	1,447

Total operating expenses	35,682	26,712	88,481	75,452

Loss from operations	(24,903)	(7,804)	(44,978)	(11,667)
Gain on sale of GoBack product line	—	—	10,592	—
Other income (loss), net (6)	(338)	150	(41)	565

Loss before provision for income taxes	(25,241)	(7,654)	(34,427)	(11,102)
Provision for income taxes	357	1,546	3,421	1,166

Net loss	$(25,598)	$(9,200)	$(37,848)	$(12,268)

Earnings per share:
Basic and diluted	$(0.92)	$(0.47)	$(1.47)	$(0.63)

Weighted average shares used in computing basic and diluted net loss per share	27,852	19,422	25,799	19,470

(1)	Excludes stock-based compensation charges of $9 and $13 for the three months ended December 31, 2003 and 2002, respectively, and $29 and $39 for the nine months ended December 31, 2003 and 2002, respectively.
Excludes restructuring charges of $594 and $7 for the three months ended December 31, 2003 and 2002, respectively, and $961 and $20 for the nine months ended December 31, 2003 and 2002, respectively.

(2)	Excludes restructuring charges of $2 and $0 for the three months ended December 31, 2003 and 2002, respectively, and $2 and $0 for the nine months ended December 31, 2003 and 2002, respectively.

(3)	Excludes stock-based compensation charges of $132 and $191 for the three months ended December 31, 2003 and 2002, respectively, and $425 and $573 for the nine months ended December 31, 2003 and 2002, respectively.
Excludes restructuring charges of $69 and $0 for the three months ended December 31, 2003 and 2002, respectively, and $597 and $27 for the nine months ended December 31, 2003 and 2002, respectively.

(4)	Excludes stock-based compensation charges of $119 and $172 for the three months ended December 31, 2003 and 2002, respectively, and $382 and $(14) for the nine months ended December 31, 2003 and 2002, respectively.
Excludes restructuring charges of $238 and $70 for the three months ended December 31, 2003 and 2002, respectively, and $909 and $214 for the nine months ended December 31, 2003 and 2002, respectively.

(5)	Excludes stock-based compensation charges of $252 and $283 for the three months ended December 31, 2003 and 2002, respectively, and $714 and $849 for the nine months ended December 31, 2003 and 2002, respectively.
Excludes restructuring charges of $2,226 and $130 for the three months ended December 31, 2003 and 2002, respectively, and $2,301 and $170 for the nine months ended December 31, 2003 and 2002, respectively.

(6)	Excludes restructuring charges of $1,245 and $0 for the three months ended December 31, 2003 and 2002 respectively, and $1,697 and $0 for the nine months ended December 31, 2003 and 2002, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(37,848)	$(12,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,817	7,170
Stock-based compensation charges	1,550	1,447
Provision for doubtful accounts	(255)	423
Non-cash restructuring charges	3,747	—
Loss on retirement of assets	285	—
Gain on sale of assets	(10,592)	(450)
Deferred income taxes	2,371	(802)
Change in operating assets and liabilities:
Accounts receivable	5,455	5,541
Inventories	214	134
Prepaid expenses and other current assets	(421)	357
Accounts payable	(3,337)	1,530
Income taxes payable	(1,241)	(738)
Accrued liabilities	4,253	(5,819)
Deferred revenue	1,140	—
Other liabilities	480	—

Net cash used in operating activities	(26,382)	(3,475)

Cash flows from investing activities:
Purchases of property and equipment	(3,693)	(3,783)
Proceeds from sale of assets	10,250	450
Purchases of other intangible assets	(63)	(5,667)
Purchases of short-term investments	(7,815)	(25,158)
Proceeds from sale of short-term investments	11,516	10,694
Maturities of short-term investments	6,013	3,285
Transfer to restricted cash	(6,708)	—
Investment in nonconsolidated company	—	(3,000)
Acquisition of Pressplay, net of cash acquired	(14,600)	—

Net cash used in investing activities	(5,100)	(23,179)

Cash flows from financing activities:
Principal payment of capital lease obligation	(456)	(411)
Proceeds from short-term borrowing	403	—
Principal payment on short-term borrowing	(281)	—
Issuance of common stock under employee stock plan	2,081	928
Issuance of common stock from private equity financing	20,405	—
Repurchase and retirement of common stock	—	(1,065)
Proceeds from line of credit	—	5,000

Net cash provided by financing activities	22,152	4,452

Effect of exchange rates on cash	548	562
Change in cash and cash equivalents	(8,782)	(21,640)
Cash and cash equivalents at beginning of period	36,820	47,280

Cash and cash equivalents at end of period	$28,038	$25,640

Supplemental cash flow information:
Cash paid for interest	$193	$88

Cash paid for income taxes	$514	$1,543

Non-cash disclosure of investing and financing activities:
Issuance of stock in connection with the acquisition of Napster, LLC	$23,486	—

Adjustment to goodwill resulting from the acquisition of Napster, LLC	$34,407	—

Adjustment to goodwill resulting from the acquisition of MGI Software Corp	—	$3,802

Issuance and remeasurement of warrant for services	—	$(705)

Issuance of warrant in asset purchase	—	$329

Assets acquired under capital leases	—	$134

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

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation, namely the separate presentation of restructuring charges on the statements of operations, deferred revenue on the balance sheet, and the reclassification of the disclosure for sales returns reserves from accounts receivable to accrued liabilities.

Restricted cash

At December 31, 2003, Roxio has $6.7 million of restricted cash. The restricted cash serves as collateral for our $5.0 million line of credit and for an irrevocable stand by letter of credit that provides financial assurance that Roxio will fulfill its obligation to Entrust, Inc, its lessor. The cash is held in custody by the issuing bank and is restricted as to withdrawal or use.

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

The following table illustrates the effect on net loss and earnings per share if Roxio had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net loss, as reported	$(25,598)	$(9,200)	$(37,848)	$(12,268)
Add:
Unearned stock-based compensation expense included in reported net loss	512	659	1,550	1,447
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,726)	(3,186)	(8,289)	(8,285)

Pro forma net loss	$(27,812)	$(11,727)	$(44,587)	$(19,106)

Net loss per share (basic and diluted), as reported	$(0.92)	$(0.47)	$(1.47)	$(0.63)
Net loss per share (basic and diluted), pro forma	$(1.00)	$(0.60)	$(1.73)	$(0.98)

Roxio uses the straight-line method to amortize its SFAS No. 123 pro forma stock-based compensation expense over the vesting period, which is generally four years for stock options, and over the applicable purchase period, which ranges from six months to two years, for employee stock purchase plan (“ESPP”) stock purchase rights.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Stock options:
Expected volatility	104%	115%	105%	115%
Risk-free interest rate	2.82%	2.64%	2.66%	3.04%
Expected life	4 years	4 years	4 years	4 years
Expected dividend yield	zero	zero	zero	zero

ESPP stock purchase rights:
Expected volatility	105%	115%	105%	115%
Risk-free interest rate	1.59%	1.94%	1.59%	1.94%
Expected life	1.2 years	1.2 years	1.2 years	1.2 years
Expected dividend yield	zero	zero	zero	zero

The fair value of stock option and ESPP stock purchase rights was estimated on the date of grant using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Roxio uses projected volatility rates, which are based upon historical volatility rates trended into future years. Because Roxio’s employee stock options and ESPP stock purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing option-pricing models do not necessarily provide a reliable single measure of the fair value of our options and purchase rights. Under the Black-Scholes option-pricing model, the weighted average fair value of stock options at date of grant was $4.28 and $5.37 per share for options granted during the three and nine months ended December 31, 2003, respectively. The weighted average fair value of stock options at date of grant was $2.49 and $3.92 per share for options granted during the three and nine months ended December 31, 2002, respectively. The weighted average fair value of purchase rights under ESPP was $4.33 per share during each of the three and nine months ended December 31, 2003. The weighted average fair value of purchase rights under ESPP was $2.11 per share during the three and nine months ended December 31, 2002.

Treasury Stock

Roxio accounts for treasury stock under the cost method.

NOTE 2—BUSINESS ACQUISITION AND DIVESTITURE

Acquisition

In May 2003, Roxio acquired substantially all of the ownership of Napster, LLC, provider of an online music service formerly known as Pressplay. Napster, LLC was not affiliated with Napster, Inc. Pressplay served as the foundation for Roxio’s online music service which was launched on October 29, 2003 under the Napster brand. In consideration of the acquisition, Roxio exchanged $12.5 million in cash, issued 3.9 million shares of Roxio’s common stock valued at $23.5 million and obligated itself to pay up to $12.4 million in contingent payments based on Roxio’s future cash flows from the Napster business. The common stock issued was valued in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 99-12, “Determination of the Measurement Date for the Market Price of Acquiror Securities Issued in a Purchase Business Combination” using the average of the market values of Roxio’s common stock for five days prior to the date of the consummation of the acquisition. Roxio incurred approximately $1.9 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price of the transaction.

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

(in thousands)
Calculation of purchase price:
Value of stock consideration	$23,487
Cash consideration	12,500
Acquisition costs	1,872

Total costs	$37,859

Allocation of purchase price:
Current assets	$2,917
Property and equipment	4,144
Other assets	1,637
Identifiable intangible asset - Trademark	300
Goodwill	34,407

Total assets acquired	43,405
Current liabilities	(5,546)

Net assets acquired	$37,859

The identifiable intangible asset is amortized on a straight line basis over its estimated useful life of one year. In accordance with SFAS No. 142, goodwill is not amortized but is tested at least annually for impairment.

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

Unaudited pro forma results

The following unaudited consolidated pro forma results of operations for Roxio assume Napster, LLC, formerly known as Pressplay, had been acquired at the beginning of each of the periods presented.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)

Net revenues	$18,763	$27,283	$66,533	$88,423
Net loss	$(25,598)	$(15,395)	$(41,374)	$(28,411)
Basic and diluted net loss per share	$(0.92)	$(0.75)	$(1.56)	$(1.27)
Weighted average shares used in computing net loss per share	27,852	20,401	26,497	22,406

Divestiture

In April 2003, Roxio sold its GoBack product line and related tangible and intangible assets to Symantec. Cash consideration of $10.2 million was due at the date of the sale with a further $2.8 million held in escrow. This escrow is subject to claims for certain potential contingencies. This escrow will be paid to Roxio, net of claims, if any, at the one-year anniversary date of the close of the transaction. A total of $1.1 million of the escrow amount was recognized as consideration at the time of the transaction. The remainder will be recognized at the one-year anniversary date of the close of the transaction upon satisfaction of the conditions specified in the purchase agreement. In the quarter ended June 30, 2003, Roxio recorded a gain of $10.6 million from the sale of the GoBack product line.

NOTE 3—BALANCE SHEET DETAIL

	December 31, 2003	March 31, 2003
	(in thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$3,231	$3,158
Cash held in escrow	1,125	—
Content advances	3,622	—
Other receivables	636	208

	$8,614	$3,366

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

	December 31, 2003	March 31, 2003
	(in thousands)
Accrued liabilities:
Accrued compensation and related expenses	$5,727	$3,733
Accrued legal	2,590	2,554
Accrued technical support	1,071	2,044
Accrued marketing development funds	2,511	1,648
Accrued royalties	2,330	1,891
Accrued affiliate and content liabilities	1,727	—
Accrued restructuring	2,659	363
Accrued sales returns reserve	12,951	5,559
Other	3,688	3,195

	$35,254	$20,987

NOTE 4—LONG-TERM INVESTMENTS

In August 2002, Roxio made a strategic investment of $3.0 million in YesVideo, a company specializing primarily in video-to-DVD conversion services. Because Roxio owns less than 19.9% of YesVideo, does not have significant influence over YesVideo’s operating and financial policies, and is not represented on YesVideo’s board of directors, the investment is accounted for using the cost method of accounting.

NOTE 5—OTHER INTANGIBLE ASSETS AND GOODWILL

The gross carrying amounts and accumulated amortization of intangible assets are as follows:

	December 31, 2003		March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)		(in thousands)
Identifiable intangible assets:
Patents	$5,636	$5,395	$5,627	$5,301
Covenants not to compete	6,010	6,010	6,010	6,010
Purchased technology	10,290	7,816	10,290	6,049
OEM relationships	1,186	1,186	1,186	1,186
Trademarks	8,045	4,032	7,691	2,299
Capitalized website development costs	1,823	1,823	1,823	1,468

	$32,990	$26,262	$32,627	$22,313

Net book value		$6,728		$10,314

Amortization of capitalized website development costs of approximately $37,000 and $260,000, for the three and nine months ended December 31, 2003, respectively, and approximately $111,000 and $334,000 for the three and nine months ended December 31, 2002, respectively, was included in sales and marketing expense.

Amortization of capitalized website development costs of approximately $8,000 and $95,000, for the three and nine months ended December 31, 2003, respectively, and approximately $44,000 and $131,000 for the three and nine months ended December 31, 2002, respectively, was included in general and administrative expense.

The estimated remaining future amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	(in thousands)
2004 (three months)	$1,212
2005	$4,168
2006	$1,348

Changes in the carrying amounts of goodwill are as follows:

	December 31, 2003	March 31, 2003
	(in thousands)
Beginning balance	$55,247	$55,247
Goodwill resulting from the acquisition of Napster, LLC, formerly known as Pressplay	34,407	—

Ending balance	$89,654	$55,247

During the nine months ended December 31, 2003, Roxio increased goodwill by $34,407 in connection with the acquisition of Napster, LLC, formerly known as Pressplay, as it adjusted certain estimates made by management at the acquisition date. The adjustment primarily reflects the adjustments to long-term assets and various liability accounts.

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

NOTE 6—RESTRUCTURING

In the three months ended June 30, 2003, Roxio recorded a restructuring charge of $1.5 million. The restructuring charge was primarily due to the reorganization of Roxio’s European operations and the finalization of its consolidation of technical support in its Canadian facility. The restructuring charge included $1.0 million of severance and benefits related to the involuntary termination of approximately 60 employees, $362,000 of equipment write-offs, and $115,000 of miscellaneous expense.

In the three months ended September 30, 2003, Roxio recorded a restructuring charge of approximately $557,000. The restructuring charge was primarily due to the reorganization of Roxio’s Canadian, Japanese and domestic operations. The restructuring charge included $542,000 of severance and benefits related to the involuntary termination of approximately 37 employees, $75,000 of downward adjustment to the restructuring accrual in the first quarter ended June 30, 2003 due to lower actual costs than originally estimated for certain severance benefits, and $90,000 of equipment write-offs. Approximately $49,000 of restructuring charge related to severance and benefits was unpaid at the end of the third quarter ended December 31, 2003 and has been recorded in accrued liabilities.

In the three months ended December 31, 2003, Roxio recorded a restructuring charge of approximately $4.4 million. The restructuring charge was primarily in connection with the reorganization of Roxio’s European and domestic operations. The restructuring charge included $2.0 million of unused lease facilities write-offs, $1.2 million of equipment write-offs, $806,000 of severance and benefits related to the involuntary termination of approximately 50 employees, and $274,000 of miscellaneous legal, audit, and tax expenses. Approximately $28,000 of restructuring charge related to severance and benefits and $225,000 related to miscellaneous expenses were unpaid at the end of the third quarter ended December 31, 2003 and have been recorded in accrued liabilities.

The following table sets forth Roxio’s restructuring accrual established at December 31, 2003:

	Lease Termination Costs	Severance and Other Benefits	Other Costs	Total
	(in thousands)
Balance, March 31, 2003	$363	$—	$—	$363
Additional accrual	2,054	2,407	389	4,850
Cash payments	—	(2,255)	(164)	(2,419)
Adjustment to liability	(60)	(75)	—	(135)

Balance, December 31, 2003	$2,357	$77	$225	$2,659

NOTE 7—SHORT-TERM AND LONG-TERM DEBT

Short-term debt consists of the following:

	December 31, 2003	March 31, 2003
	(in thousands)
Revolving credit agreement	$5,000	$—
Short-term borrowing	122	—
Obligations under capital leases with interest rates ranging from 4.83% to 8.65%	562	606

	$5,684	$606

Long-term debt consists of the following:

	December 31, 2003	March 31, 2003
	(in thousands)
Revolving credit agreement	$—	$5,000
Obligations under capital leases with interest rates ranging from 4.83% to 8.65%	80	490

	$80	$5,490

In January 2002, Roxio entered into a three-year agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit also included a financial covenant that required Roxio to maintain a minimum balance of cash, cash equivalents and short-term investments of $25 million. In November 2003, the line of credit was amended reducing the credit facility to $5.0 million and the maturity date to April 30, 2004 and requiring Roxio to maintain a minimum deposit account of $6.0 million. As of December 31, 2003, Roxio was in compliance with all such covenants. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum. At December 31, 2003, the revolving line of credit was reclassified from non-current liability to current liability.

NOTE 8—REVENUE RECOGNITION

Roxio recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements,” and American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition.”

For month-to-month subscribers of Roxio’s online music division, the monthly service billing is recognized as billed. For subscription sales greater than one month, customers pay in advance for an annual plan or a nine-month plan. These revenues and associated credit card costs are recognized and deferred based on the time frame over which the subscription is available for those users. Revenues from sales of individual songs or albums by download are recognized at the time the music is delivered, digitally, to the end user. Revenues from pre-paid cards are deferred until tracks are downloaded by the end users.

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

For software product sales to distributors, revenues are recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Roxio’s distributor arrangements provide distributors with certain product rotation rights. Additionally, Roxio permits its distributors to return products in certain circumstances, generally during periods of product transition. End users additionally have the right to return their product within 30 days of the purchase. Roxio establishes allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists” and SAB 104. These allowances are recorded as a direct reduction of revenues and as an accrued liability. For direct software product sales to end users, revenues are recognized upon shipment by Roxio to the end users provided all appropriate revenue recognition criteria have been met. Roxio utilizes mail-in rebates (“MIRs”) as a marketing tool to promote its products and acquire new end users. Estimated redemption of MIRs is recorded as a direct reduction to revenues and is accrued at the date the related revenues are recognized. Estimates are based upon historical redemption rates and current market factors.

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

The following is a reconciliation of the shares used in the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Numerator:
Net loss	$(25,598)	$(9,200)	$(37,848)	$(12,268)
Denominator:
Denominator for basic and diluted net loss per share-weighted average shares	27,852	19,422	25,799	19,470
Net loss per share (basic and diluted)	$(0.92)	$(0.47)	$(1.47)	$(0.63)

Common equivalent shares excluded from the calculation because their effect would have been anti-dilutive totaled 6.8 million for each of the three and nine-month period ended December 31, 2003, and 6.4 million for each of the three and nine-month period ended December 31, 2002, respectively.

NOTE 10—OTHER COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Other comprehensive income for the periods presented represents foreign currency translation items associated with Roxio’s operations in Japan, Germany, The Netherlands and Canada, and, effective the first quarter of fiscal 2003, unrealized gains on marketable securities. No tax effect has been provided on the foreign currency translation items for any period shown, as the undistributed earnings of Roxio’s foreign investments will continue to be reinvested. The tax effect of the unrealized gain (loss) on marketable securities was immaterial for the three and nine months ended December 31, 2003 and 2002, respectively.

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net loss	$(25,598)	$(9,200)	$(37,848)	$(12,268)
Cumulative translation adjustment	390	488	1,182	1,556
Net unrealized gain (loss) on marketable securities	(113)	(21)	(236)	87

Total comprehensive loss	$(25,321)	$(8,733)	$(36,902)	$(10,625)

The components of accumulated other comprehensive income, net of tax, are as follows:

	December 31, 2003	March 31, 2003
	(in thousands)
Cumulative translation adjustment	$3,087	$1,905
Net unrealized gain (loss) on marketable securities	(212)	24

Accumulated other comprehensive income	$2,875	$1,929

NOTE 11—STOCKHOLDERS’ EQUITY

In June 2003, Roxio issued 4,000,000 shares of common stock in a private equity placement to certain accredited investors. The shares were sold at a price of $5.50 per share with gross proceeds of $22 million. The gross proceeds were reduced by placement fees and legal and accounting fees of approximately $1.8 million, of which approximately $196,000 remained in accounts payable and accrued liabilities at December 31, 2003.

Changes in the common stock and additional paid-in-capital balances are as follows:

	Common Stock		Additional Paid-in Capital
	Shares	Amount
	(in thousands)
Balance at March 31, 2003	19,574	$20	$127,804
Issuance of common stock in connection with the acquisition of Napster, LLC	3,914	3	23,483
Issuance of common stock from private equity placement	4,000	4	20,205
Options exercised	422	1	2,080
Deferred stock-based compensation	—	—	600

Balance at December 31, 2003	27,910	$28	$174,172

On September 18, 2003, the Board of Directors adopted the 2003 Stock Plan. The plan provides for the granting of incentive and non-qualified stock options to officers, directors and employees of Roxio. Roxio initially reserved 1.1 million shares of common stock for issuance under the plan. Also on September 18, 2003, the Board of Directors amended the 2001 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance by 250,000 shares.

During the three months ended September 30, 2003, the Board of Directors granted to our chief executive officer additional options to purchase 300,000 shares of common stock. Since the grant was contingent upon the approval by stockholders of the 2003 Stock Plan on September 18, 2003, and the options were granted at a price below the fair market value on the date of the stockholders’ approval of the grant, $897,000 of deferred stock compensation related to these options was recorded in Roxio’s balance sheet in the quarter ended September 30, 2003. This amount is being amortized over the vesting period of the options. The options will vest 25% on the one-year anniversary of August 15, 2003 and 6.25% per quarter thereafter for the next twelve quarters. Approximately $56,000 and $84,000 of amortization expense was recorded and included in stock-based compensation charges in the three and nine months ended December 31, 2003.

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

Roxio’s online music distribution division provides an online music subscription service that allows consumers to stream, download and burn a wide variety of digital music. With the release of Napster 2.0 in October 2003, Roxio also offers consumers the ability to purchase individual tracks or albums on an a-la-carte basis.

Roxio’s CODM evaluates the performance of these divisions based on net revenues and operating income (loss) before income taxes, interest income, interest expenses, gain on sale of GoBack assets, and other income, excluding the effects of nonrecurring charges including the amortization of other intangible assets related to Roxio’s acquisitions. Operating results also include the allocation of certain corporate expenses. Restructuring charges, amortization of intangible assets and stock-based compensation charges are not included in management’s evaluation of performance by the operating divisions as they are primarily organizational in nature.

The following table presents financial information for the two reportable segments:

	Three Months Ended December 31,
	2003			2002
	Consumer Software Product Division	Online Music Distribution Division	Total	Consumer Software Product Division	Online Music Distribution Division	Total
	(in thousands)			(in thousands)
Net revenues	$15,159	$3,604	$18,763	$26,430	$—	$26,430

Loss from operations	(9,804)	(15,099)	(24,903)	(7,804)	—	(7,804)

Restructuring charges	4,354	20	4,374	207	—	207
Amortization of intangible assets	686	581	1,267	1,428	—	1,428
Stock-based compensation charges	512	—	512	659	—	659

Operating loss before restructuring charges, amortization of intangible assets and stock-based compensation charges	$(4,252)	$(14,498)	$(18,750)	$(5,510)	$—	$(5,510)

	Nine Months Ended December 31,
	2003			2002
	Consumer Software Product Division	Online Music Distribution Division	Total	Consumer Software Product Division	Online Music Distribution Division	Total
	(in thousands)			(in thousands)
Net revenues	$59,834	$5,903	$65,737	$86,652	$—	$86,652

Loss from operations	(16,772)	(28,206)	(44,978)	(11,667)	—	(11,667)

Restructuring charges	6,441	26	6,467	431	—	431
Amortization of intangible assets	2,030	1,700	3,730	4,764	—	4,764
Stock-based compensation charges	1,550	—	1,550	1,447	—	1,447

Operating loss before restructuring charges, amortization of intangible assets and stock-based compensation charges	$(6,751)	$(26,480)	$(33,231)	$(5,025)	$—	$(5,025)

Geographic information

The following table presents net revenues by country, based on location of the selling entity:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
United States	$15,936	$15,636	$51,479	$56,623
The Netherlands	2,822	9,793	13,100	23,835
Canada	5	1,001	1,158	6,194

	$18,763	$26,430	$65,737	$86,652

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

The following table presents long-lived assets excluding goodwill and other intangible assets by country based on the location of the assets:

	December 31, 2003	March 31, 2003
	(in thousands)
United States	$15,080	$10,395
Canada	1,115	876
Germany	—	712
Other countries	799	723

	$16,994	$12,706

The following individual customers accounted for a significant portion of our net revenues:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Dell Computer Corporation	14%	14%	19%	12%
Ingram Micro	14%	22%	15%	23%
Navarre Corporation	16%	12%	15%	15%

The following individual customers accounted for a significant portion of our net accounts receivable:

	December 31, 2003	March 31, 2003
Dell Computer Corporation	*	13%
Ingram Micro	*	12%
Navarre Corporation	24%	20%
Gem Distribution	10%	*

*	Less than 10%

NOTE 13—LITIGATION

Roxio and MGI Software Corp., a subsidiary of Roxio, (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturer (“OEM”) customers that the OEMs have been approached by certain of the companies described above and other companies regarding possible patent infringement related to certain Roxio and MGI Software software products that the OEMs bundle with their respective computer products. Roxio estimates that the low end of the range of the cost to settle the MGI Software related-claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Roxio has accrued $2.5 million as part of the MGI Software purchase price allocation, which is included in accrued liabilities, related to the settlement of these claims. The amount, if any, necessary to settle patent claims related to Roxio’s products cannot be determined at this time.

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

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed an action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. The patent at issue in the case has expired, and Roxio intends to continue to defend the action. Because the case is at an early stage, the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima Technology filed a lawsuit against Roxio in U.S. District Court for the Central District of California alleging patent infringement by Roxio’s Easy CD Creator line of products. We believe the claims are without merit and intend to defend ourselves vigorously. Because the case is at an early stage, the outcome cannot be predicted with any certainty.

Roxio is a party to other litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Roxio believes that the final outcome of such matters will not have a material adverse impact on its business, financial position or results of operations.

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 is effective for interim periods beginning after June 15, 2003. Roxio does not expect the adoption of EITF No. 00-21 to have a material effect on its financial statements.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, although certain aspects have been delayed pending further clarifications. Roxio does not expect the adoption of SFAS 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 15—SUBSEQUENT EVENT

On January 13, 2004, Roxio issued 5,500,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $4.10 per share with gross proceeds of $22,550,000. On February 4, 2003, Roxio filed a registration statement on Form S-3 for the resale of the shares as required by the terms of the private placement purchase agreements. The gross proceeds will be reduced by placement fees and legal and accounting fees of, in total, approximately $1.6 million to $1.9 million.

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

Overview

We are a leading provider of digital media software and services for the consumer market. We have pioneered the development of consumer software products which allow our customers to acquire, create, manage and move their rich digital media. Our strategy is to expand our offerings for both products and services to allow for even easier management of and access to rich digital entertainment and personal media, including music, photos and video. We provide software that enables individuals to record digital content onto CDs and DVDs as well as photo and video editing products. Taken together, these products enable us to deliver a comprehensive digital media solution to our customers. Through our Napster service, users can stream, download and burn a wide variety of digital music. Our products and services allow customers to access, archive, create, customize and share digital materials in formats compatible with the growing number of digital entertainment devices such as personal computers (“PCs”), CD and DVD players, compressed audio players and personal digital assistants.

We operate our business in two divisions, the consumer software product division and the online music distribution division. To date, we have derived the majority of our revenue from sales of consumer software products.

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

One of our distributors, Navarre Corporation, accounted for 16% and 15% of net revenues for the third quarter and first nine months of fiscal 2004, respectively, compared to 12% and 15% for the comparable periods in the prior year. A second distributor, Ingram Micro, accounted for 14% and 15% of net revenues for the third quarter and first nine months of fiscal 2004, respectively, compared to 22% and 23% for the comparable periods in the prior year. One OEM customer, Dell Computer Corporation, accounted for 14% and 19% of net revenues for the third quarter and first nine months of fiscal 2004, respectively, compared to 14% and 12% for the comparable periods in the prior year.

Effective with our acquisition of Napster, LLC on May 19, 2003, we also provide an online music subscription service that offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded. With the release of Napster 2.0 in October 2003, we offer consumers the ability to purchase individual tracks or albums on an a-la-carte basis, in addition to subscribing to our premium monthly service.

Critical Accounting Policies

Except as described below, there have been no material changes to our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended March 31, 2003.

Effective October 1, 2003, we recorded our allowance for expected product return as a direct reduction of revenues and as an accrued liability. Prior to October 1, 2003, we recorded these allowances as a direct reduction of revenues and accounts receivable.

Mergers, Acquisitions and Divestitures

In November 2002, we acquired certain assets of Napster, Inc., Napster Music Company, Inc. and Napster Mobile Company, Inc. in exchange for $6.1 million in total consideration, which consisted of $5.7 million in cash and warrants to purchase up to 100,000 shares of Roxio’s common stock.

In April 2003, we sold assets related to our GoBack system recovery product to Symantec for approximately $13.0 million in cash. Of the total purchase price, $2.8 million will be held in escrow until the one-year anniversary date of the close of the transaction upon satisfaction of the conditions specified in the purchase agreement. The transaction is taxable.

In May 2003, we acquired substantially all of the ownership of Napster, LLC, a premier provider of an online music service, formerly known as Pressplay. Napster, LLC was not affiliated with Napster, Inc. Pressplay served as the foundation for our online music service, which was launched on October 29, 2003 under the Napster brand. In consideration of the acquisition, we exchanged $12.5 million in cash, issued 3.9 million shares of our common stock valued at $23.5 million and obligated ourselves to pay up to $12.4 million in contingent payments based on our future cash flows from the Napster business. This acquisition was accounted for as a purchase. As a result, the total purchase price was allocated to tangible and intangible assets. Acquired intangible assets are amortized over their economic life, whereas the residual of the purchase price is classified as goodwill and is evaluated for impairment at least on an annual basis.

Roxio 2003 Stock Plan

On September 18, 2003, the Board of Directors adopted the 2003 Stock Plan. The plan provides for the granting of incentive and non-qualified stock options to officers, directors and employees of Roxio. The Board initially reserved 1.1 million shares of common stock for issuance under the plan.

During the quarter ended September 30, 2003, the Board of Directors granted to our chief executive officer additional options to purchase 300,000 shares of our common stock. Since the grant was contingent upon the approval by stockholders of the 2003 Stock Plan on September 18, 2003, and the options were granted at a price below the fair market value on the date of the stockholders’ approval of the grant, $897,000 of deferred stock compensation related to these options was recorded in Roxio’s balance sheet in the quarter ended September 30, 2003. This amount is being amortized over the vesting period of the options. The options will vest 25% on the one-year anniversary of August 15, 2003 and 6.25% per quarter thereafter for the next twelve quarters. Approximately $56,000 and $84,000 of amortization expense was recorded and included in stock-based compensation charges in the third quarter and first nine months of fiscal 2004, respectively.

Roxio Amended and Restated 2001 Employee Stock Purchase Plan

On September 18, 2003, the Board of Directors amended the 2001 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance by 250,000 shares.

Roxio 2000 Stock Option Plan

On the date of Roxio’s legal separation from Adaptec on May 5, 2001, at which time certain employees of Adaptec became employees of Roxio, 1.15 million shares of Roxio common stock were granted to these employees under the Roxio Amended and Restated 2000 Stock Option Plan. Pursuant to Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” at the date of change in status from non-employees to employees, the accounting basis for the options changed and the compensation associated with these options was re-measured and fixed using the intrinsic value at that date as prescribed by APB Opinion No. 25. The re-measurement resulted in the recording of deferred stock compensation of approximately $5.2 million, which will be amortized over the vesting periods of the respective options on a straight-line basis.

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

Approximately $456,000 and $1.5 million of amortization expense related to the 2000 Stock Option Plan was recorded and was included in stock-based compensation charges in the condensed consolidated statements of operations in the third quarter and first nine months of fiscal 2004, respectively, compared to $659,000 and $2.0 million in the comparable periods in the prior year.

Issuance of Common Stock and Warrant

In June 2003, Roxio issued 4,000,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $5.50 per share with gross proceeds of $22 million. The gross proceeds were reduced by placement fees and legal and accounting fees of approximately $1.8 million, of which approximately $196,000 remained in accounts payable and accrued liabilities at December 31, 2003.

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

	As a Percentage of Net Revenues
	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2003	2002	2003	2002
Net revenues	100%	100%	100%	100%
Cost of revenues	43	28	34	26

Gross profit	57	72	66	74

Operating expenses:
Research and development	47	19	37	18
Sales and marketing	82	38	52	37
General and administrative	28	35	27	24
Restructuring charges	23	1	10	1
Amortization of intangible assets	7	5	6	5
Stock-based compensation charges	3	3	3	2

Total operating expenses	190	101	135	87

Loss from operations	(133)	(29)	(69)	(13)
Gain on sale of GoBack product line	—	—	16	—
Other income (loss), net	(1)	—	—	—

Loss before provision (benefit) for income taxes	(134)	(29)	(53)	(13)
Provision for income taxes	2	6	5	1

Net loss	(136%)	(35%)	(58%)	(14%)

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

For month-to-month subscribers of our online music division, the monthly service billing is recognized as billed. For subscription sales greater than one month, customers pay in advance for an annual plan or a nine-month plan. These revenues and associated credit card costs are recognized and deferred based on the time frame over which the subscription is available for those users. Revenues from sales of individual songs or albums are recognized at the time the music is delivered, digitally, to the end user. Revenues from pre-paid cards are deferred until tracks are downloaded by the end users.

The following table sets forth, for the periods indicated, our retail revenues, OEM revenues, and online music revenues as a percent of net revenues.

	As a Percentage of Net Revenues
	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2003	2002	2003	2002
Retail revenues	53%	72%	60%	71%
OEM revenues	28	28	31	29
Online music revenues	19	—	9	—

Net revenues	100%	100%	100%	100%

Retail revenues consist of sales to distributors and direct sales to end-users. Retail revenues decreased 48% to $9.9 million from $19.0 million in the three months ended December 31, 2003 and 2002, respectively, and decreased 36% to $39.6 million from $61.3 million 2003 in the nine months ended December 31, 2003 and 2002, respectively. The decrease in retail revenues was due to a combination of the following factors: continued decline in the number of units shipped to our distributors and end-users which was slightly offset by higher average selling prices, decrease in European sales as no new product was released in the three months ended December 31, 2003, and the increase in provision for expected returns, mostly attributable to Easy CD & DVD Creator 6 product returns in the three months ended December 31, 2003. We expect that retail revenues for the remainder of the fiscal year will increase due to the planned release of Easy Media Creator 7.0 in the fourth quarter of fiscal 2004.

OEM revenues consist of sales to OEMs such as PC manufacturers and CD and DVD-recordable drive manufacturers and integrators. OEMs revenues decreased 30% to $5.3 million from $7.4 million in the three months ended December 31, 2003 and 2002, respectively, and decreased 20% to $20.2 million from $25.4 million in the nine months ended December 31, 2003 and 2002, respectively. The decrease was mostly due to lower per-unit royalty rates and lower unit volume shipments to our OEMs manufacturers. In the future, we anticipate that CD and DVD-recording technology revenues from our sales to OEMs will continue to decline in total, on a per-unit basis and as a percentage of total net revenues, as a result of increased cost pressure with our customers and competition in the maturing CD and DVD-recording technology. In particular, beginning in October 2003, a significant customer, Dell Computer Corporation, no longer exclusively bundled our CD- and DVD-recording technology. As a result, we anticipate that revenues from this customer will significantly decline.

Online music revenues consist of revenues generated from online music subscription service and a-la-carte purchases from end users. Online music revenues represented $3.6 million and $5.9 million, or 19% and 9%, of our total net revenues for the three months and nine months ended December 31, 2003, respectively. We anticipate that net revenues from our online music distribution division will continue to increase as a result of continued marketing activities and a number of initiatives such as prepaid retail cards, the Napster BurnPak which combines Easy CD &

DVD Creator 6 starter kit with Napster’s online music in one box and the agreement with Pennylvania State University for the Napster subscription service.

International sales, defined as sales from our international subsidiaries, accounted for approximately $2.8 million and $10.8 million, or 15% and 41%, of net revenues for the three months ended December 31, 2003 and 2002, respectively, and approximately $14.3 million and $30.0 million, or 22% and 35%, of net revenues for the nine months ended December 31, 2003 and 2002, respectively. Higher sales in the three and nine months ended December 31, 2002 were primarily due to the release of WinOnCD (“WOC”) 6 in the third quarter of fiscal 2003. No new WOC product was released in the three and nine months ended December 31, 2003. The decrease in international sales was also due to the re-organization of the European sales center as international sales from Europe are now consolidated and processed by our sales center in the United States starting October 31, 2003. We anticipate that international sales will continue to decline as a result of our restructuring effort.

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

Gross margin for the software division decreased 45% to $10.3 million from $18.9 million in the three months ended December 31, 2003 and 2002, respectively. As a percentage of net revenues, gross margin for the software division decreased to 68% from 72% for the three months ended December 31, 2003 and 2002, respectively. Gross margin decreased to 71 % from 74% for the nine months ended December 31, 2003 and 2002, respectively. Period over period compared to the prior year, gross margin for the software division decreased primarily as a result of the increase in the provision for expected returns, mostly attributable to Easy CD & DVD Creator 6 product returns in the three months ended December 31, 2003 and the impact of reduced royalties from Symantec following the sale to Symantec in April 2003 of our GoBack product line. We believe that our gross margin percentage for the software division will slightly increase in the future as a result of increased revenues resulting from our launch of Easy Media Creator 7 product in the fourth quarter of fiscal 2004.

Gross margin for the online music distribution represented 13% and 20% of net revenues for the three and nine months ended December 31, 2003, respectively. The lower gross margin for the online music distribution compared to the software division is due to differences in the composition of cost of sales in the online music business model. We anticipate that our gross margin percentages for the online music distribution division for the three and nine months ended December 31, 2003 are indicative of our future gross margin.

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

Research and Development. Research and development expenses consist primarily of salary, benefits, and contractors’ fees for our development and other costs associated with the enhancements of existing products and development of new products. Research and development expenses increased 73% to $8.8 million from $5.1 million for the three months ended December 31, 2003 and 2002, respectively. Research and development expenses increased 56% to $24.5 million from $15.7 million for the nine months ended December 31, 2003 and 2002, respectively. The increase in research and development expenses in the three and nine-month periods ended

December 31, 2003 over the same fiscal periods in 2002 was primarily due to an increase in headcount and other related expenses of $3.7 million and $8.5 million, respectively, attributable to the acquisition of Napster, LLC.

As a percentage of net revenues, research and development expenses were 47% and 19% for the three months ended December 31, 2003 and 2002, respectively. As a percentage of net revenues, research and development expenses were 37% and 18% for the nine months ended December 31, 2003 and 2002, respectively. The increase in research and development expenses as a percentage of net revenues is attributable to an increase in absolute dollar expenses as well as a decrease in overall revenues from the three and nine months ended December 31, 2003 and 2002, respectively. Total research and development headcount increased from 186 at December 31, 2002 to 221 at December 31, 2003. The increase in headcount was primarily due to the addition of 71 new employees from Napster, LLC, offset by a reduction of 34 research and development personnel in the software division. We anticipate that research and development expenses will decrease in the future as the result of our continued cost control efforts.

Sales and Marketing. Sales and marketing expenses consist primarily of salary, commissions and benefits for sales and marketing personnel and costs associated with advertising and promotions. Sales and marketing expenses increased 53% to $15.4 million from $10.0 million for the three months ended December 31, 2003 and 2002, respectively. This increase was primarily due to an increase in advertising expense of $7.7 million for the launch of Napster 2.0 in October 2003, partially offset by a reduction in advertising expense of $2.2 million in our software division. Sales and marketing expenses increased 7% to $34.2 million from $32.1 million for the nine months ended December 31, 2003 and 2002, respectively. This increase was primarily due to an increase in advertising expense of $9.5 million to promote Napster’s brand, partially offset by decreases of $5.8 million in advertising expense and $2.5 million in payroll and related expenses in our software division.

As a percentage of net revenues, sales and marketing expenses were 82% and 38% for the three months ended December 31, 2003 and 2002, respectively. As a percentage of net revenues, sales and marketing expenses were 52% and 37% for the nine months ended December 31, 2003 and 2002, respectively. The increase in sales and marketing expenses as a percentage of net revenues is attributable to an increase in absolute dollar expenses as well as a decrease in overall revenues from the three and nine months ended December 31, 2003 and 2002, respectively. Total sales and marketing headcount decreased from 99 at December 31, 2002 to 72 at December 31, 2003. The decrease in headcount was primarily due to a reduction of 44 sales and marketing personnel, slightly offset by an increase in headcount of 17 new employees attributable to the acquisition of Napster, LLC. We anticipate sales and marketing expenses to decline in the future as we move away from our Napster-launch quarter and into steady-state marketing activities and as the result of our continued cost control efforts.

General and Administrative. General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. General and administrative expenses decreased 43% to $5.4 million from $9.3 million for the three months ended December 31, 2003 and 2002, respectively. General and administrative expenses decreased 14% to $18.1 million from $21.0 million for the nine months ended December 31, 2003 and 2002, respectively. Higher general and administrative expenses for the three and nine months ended December 31, 2002 were primarily due to $3.0 million settlement of a lawsuit by certain former stockholders of Incat Systems and $1.8 million of related legal expenses and to $1.4 million of increase in general expenses. The decrease in general and administrative expenses in the three and nine months ended December 31, 2003 over the same fiscal periods in 2002 was partially offset by an increase in headcount and other related expenses of $1.2 million and $3.2 million, respectively, attributable to the acquisition of Napster, LLC.

As a percentage of net revenues, general and administrative expenses were 28% and 35% for the three months ended December 31, 2003 and 2002, respectively. As a percentage of net revenues, general and administrative expenses were 27% and 24% for the nine months ended December 31, 2003 and 2002, respectively. Total general and administrative headcount increased from 69 at December 31, 2002 to 74 at December 31, 2003. The increase in headcount was primarily due to the addition of 18 new employees attributable to the acquisition of Napster, LLC, offset by a reduction of 13 administrative personnel in the software division. We believe that general and administrative expenses will decline slightly in the future as a result of cost savings due primarily to the combined synergies of the software and online music businesses.

Restructuring Charges. In the three months ended June 30, 2003, we recorded a restructuring charge of $1.5 million. The restructuring charge was primarily due to the reorganization of our European operations and the finalization of our consolidation of technical support in our Canadian facility. The restructuring charge included $1.0 million of severance and benefits related to the involuntary termination of approximately 60 employees, $362,000 of equipment write-offs, and $115,000 of miscellaneous expense.

In the three months ended September 30, 2003, we recorded a restructuring charge of approximately $557,000. The restructuring charge was primarily due to the reorganization of our Canadian, Japanese and domestic operations. The restructuring charge included $542,000 of severance and benefits related to the involuntary termination of approximately 37 employees, $75,000 of downward adjustment to the restructuring accrual in the first quarter ended June 30, 2003 due to lower actual costs than originally estimated for certain severance benefits, and $90,000 of equipment write-offs. Approximately $49,000 of restructuring charge related to severance and benefits was unpaid at the end of the third quarter ended December 31, 2003 and has been recorded in accrued liabilities.

In the three months ended December 31, 2003, we recorded a restructuring charge of approximately $4.4 million. The restructuring charge was primarily in connection with the reorganization of our European and domestic operations. The restructuring charge included $2.0 million of unused lease facilities write-offs, $1.2 million of equipment write-offs, $806,000 of severance and benefits related to the involuntary termination of approximately 50 employees, and $274,000 of miscellaneous legal, audit, and tax expenses. Approximately $28,000 of restructuring charge related to severance and benefits and $225,000 related to miscellaneous expenses were unpaid at the end of the third quarter ended December 31, 2003 and have been recorded in accrued liabilities.

The following table sets forth Roxio’s restructuring accrual established at December 31, 2003:

	Lease Termination Costs	Severance and Other Benefits	Other Costs	Total
		(in thousands)
Balance, March 31, 2003	$363	$—	$—	$363
Additional accrual	2,054	2,407	389	4,850
Cash payments	—	(2,255)	(164)	(2,419)
Adjustment to liability	(60)	(75)	—	(135)

Balance, December 31, 2003	$2,357	$77	$225	$2,659

Our estimates of the excess facilities charge may vary significantly depending, in part, on factors, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases, that may be out of our control. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected.

We anticipate that we will continue to incur restructuring charges for the next six months. Such restructuring charges are anticipated to include, among others, severance payments, write-offs of unused assets and write-offs of unused lease facilities.

Amortization of Intangible Assets. Amortization of intangible assets decreased 11% to $1.3 million from $1.4 million in the months ended December 31, 2003 and 2002, respectively. Amortization of intangible assets decreased 22% to $3.7 million from $4.8 million in the nine months ended December 31, 2003 and 2002, respectively. The decrease in amortization of intangible assets in the three and nine months ended December 31, 2003 over the same periods in 2002 was due to the cessation of amortization expenses of $2.7 million related to certain intangible assets as these intangible assets were fully amortized, offset by additional amortization expense of $1.5 million related to the intangible assets recorded in connection with our acquisition of Napster, LLC, formerly known as Pressplay, in May 2003. Amortization of intangible assets is anticipated to be $1.2 million, $4.2 million and $1.3 million for the three months ending March 31, 2004 and for the years ending March 31, 2005 and 2006, respectively.

Stock-Based Compensation Charges. Stock-based compensation charges relate to the amortization of costs associated with the stock and warrant issued to Virgin Holding, Inc., stock options issued to employees and the commitment of Roxio stock options to Adaptec employees who became Roxio employees. Stock-based compensation charges decreased 22% to $512,000 from $659,000 in the three months ended December 31, 2003 and 2002, respectively. This decrease was primarily due to $203,000 of downward adjustment of the stock-based compensation’s unamortized cost resulting from early termination of employees, offset by $56,000 of additional stock-based compensation expense resulting from the grant of 300,000 shares of our common stock to our chief executive officer in August 2003. Stock-based compensation charges increased 7% to $1.6 million from $1.4 million in the nine months ended December 31, 2003 and 2002, respectively. This increase was primarily due to the re-measurement of the warrant issued to Virgin to reflect our lower stock price in the quarter ended June 30, 2002, offset by a decrease due to downward adjustment of the stock-based compensation’s unamortized cost resulting from early termination of employees. We believe that stock-based compensation charges will not change significantly in the foreseeable future.

Gain on Sale of GoBack Product Line

In April 2003, Roxio sold its GoBack product line and related assets to Symantec for $13.0 million in cash consideration. Of the total consideration, $2.8 million was held in escrow, of which $1.1 million was recognized as consideration at the time of the transaction. The remainder will be recognized at the one-year anniversary date of the close of the transaction upon satisfaction of the conditions specified in the Purchase Agreement. In the quarter ended June 30, 2003, Roxio recorded a gain of $10.6 million from the sale of the GoBack product line.

Other Income (Loss), Net

Other income (loss), net, consists primarily of interest income on our cash equivalents and short-term investments, interest expense, realized gain (loss) on foreign transactions, and other miscellaneous income. Interest income decreased 24% to $147,000 from $194,000 for the three months ended December 31, 2003 and 2002, respectively. Interest income decreased 15% to $583,000 from $686,000 for the nine months ended December 31, 2003 and 2002, respectively. The decrease was due to lower overall interest yields on cash and short-term investments.

Interest expense increased 117% to $67,000 from $31,000 for the three months ended December 31, 2003 and 2002, respectively. Interest expense increased 118% to $193,000 from $88,000 for the nine months ended December 31, 2003 and 2002, respectively.

Realized loss on foreign transactions increased 488% to $104,000 from $18,000 for the three months ended December 31, 2003 and 2002, respectively. Realized loss on foreign transactions decreased 54% to $251,000 from $544,000 for the nine months ended December 31, 2003 and 2002, respectively.

Other income consisted of $450,000 in net gain from the sale of patents in the second quarter of fiscal 2003.

Provision for Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the temporary difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable and the change during the period in deferred tax assets and liabilities.

Our effective income tax rate for the quarter ended December 31, 2003 was 1% compared to 20% for the third quarter of fiscal 2003 and (10%) for the full fiscal 2003. In the third quarters of fiscals 2004 and 2003, our effective tax rate varied from the Federal statutory rate of 35% primarily due to the geographic mix of our worldwide revenue, earnings, operating losses and stock-based compensation. We are subject to tax in jurisdictions in which we operate around the world. Our future effective tax rate will be impacted by our organizational structure and the geographic distribution of our worldwide revenue and profitability. As a result of these factors, our effective tax rate may vary in the future.

Liquidity and Capital Resources

As of December 31, 2003, our principal source of liquidity was our cash, cash equivalents, restricted cash and short-term investments totaling $41.6 million. Our working capital was $14.8 million at December 31, 2003.

Net cash used in operating activities was $26.4 million and $3.5 million in the nine months ended December 31, 2003 and 2002, respectively. Net cash used in operating activities in the nine months ended December 31, 2003 was $3.7 million for the software division and $22.7 million for the online music distribution division which represented cash used to finance Napster’s operations during the period.

Net cash used in operating activities in the nine months ended December 31, 2003 resulted primarily from net loss before non-cash charges. Non-cash charges primarily include depreciation, amortization and restructuring charges, offset by the gain on sale of assets. This cash used was slightly offset by additional cash generated from a decrease of $5.5 million in our accounts receivable balance and an increase of $4.3 million in accrued liabilities, offset by a decrease of $4.6 million in our accounts payable and income tax payable during the nine months ended December 31, 2003.

Net cash used in operating activities in the nine months ended December 31, 2002 resulted primarily from net loss before non-cash charges. Non-cash charges primarily include depreciation, amortization and restructuring charges. This cash used was slightly offset by additional cash generated from a decrease of $5.5 million in our accounts receivable balance and an increase of $1.5 million in our accounts payable, offset by a decrease of $5.8 million in our accrued liabilities during the nine months ended December 31, 2002.

Net cash used in investing activities was $5.1 million and $23.2 million in the nine months ended December 31, 2003, and 2002, respectively. In the nine months ended December 31, 2003, $6.7 million was transferred to a restricted cash account, $3.7 million was used to purchase capital equipment, primarily for the online music distribution division, $7.8 million was used to purchase short-term investments and $14.6 million was used to acquire Napster LLC, formerly known as Pressplay. The outflows of cash were offset by proceeds of $10.3 million received from the sale of our GoBack product line and $17.5 million from the sales and maturities of our marketable securities. In the nine months ended December 31, 2002, $3.8 million was used to purchase capital equipment, $5.7 million was used to purchase Napter’s intangible assets, $25.2 million was used to purchase short-term investments, and $3.0 million was used to invest in YesVideo. The outflows of cash were offset by proceeds of $14.0 million from the sale and maturities of our marketable securities.

Net cash provided by financing activities was $22.2 million and $4.5 million in the nine months ended December 31, 2003, and 2002, respectively. In the nine months ended December 31, 2003, net cash provided by financing activities consisted primarily of $20.4 million of proceeds from the issuance of common stock through a private equity financing, $2.1 million from the exercise of stock options and the employee stock purchase plan and $403,000 from a short-term borrowing, offset by $456,000 of principal cash payments made on our capital lease obligations and $281,000 of principal payment made on our short-term borrowing. In the nine months ended December 31, 2002, net cash used in financing activities consisted primarily of $1.1 million of cash disbursed for the repurchase of common stock and $411,000 of principal cash payments made on our capital lease obligations, offset by $928,000 of cash received from the exercise of stock options and the employee stock purchase plan and by $5.0 million of cash proceeds from the borrowing of our line of credit.

On January 13, 2004, we issued 5,500,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $4.10 per share with gross proceeds of $22,550,000. On February 4, 2003, we filed a registration statement on Form S-3 for the resale of the shares as required by the terms of the private placement purchase agreements. The gross proceeds will be reduced by placement fees and legal and accounting fees of in total approximately $1.6 million to $1.9 million.

In January 2002, we entered into a three-year agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of our assets. The line of credit also included a financial covenant that required us to maintain a minimum balance of cash, cash equivalents and short-term investments of $25 million. In November 2003, the line of credit was amended reducing the credit facility to $5.0 million and the maturity date to April 30, 2004 and requiring us to maintain a minimum deposit account of $6.0 million. As of December 31, 2003, we were in compliance with all such covenants. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum. There was $5.0 million outstanding under the line of credit during the quarter ended December 31, 2003. At December 31, 2003, the revolving line of credit was reclassified from non-current liability to current liability.

We believe that the liquidity provided by existing cash, cash equivalents, short-term investments, and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months.

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

Future payments due under our debt obligations, capital leases, operating leases and obligations to various content and distribution providers at December 31, 2003 are as follows (in thousands):

Year Ending March 31,	Line of Credit	Short Term Borrowing	Non-Cancelable Capital Leases	Non-Cancelable Operating Leases	Obligations to Content and Distribution Providers	Total
2004 (3 months)		$122	$172	$157	$749	$1,200
2005	$5,000		438	3,722	—	9,160
2006	—	—	61	3,358	—	3,419
2007	—	—	17	2,210	—	2,227
2008	—	—	—	313	—	313

Total	$5,000	$122	$688	$9,760	$749	$16,319

We expect that as our existing debt, capital leases, operating leases and obligations terminate over the next few years, we will enter into new agreements which will result in new obligations. We expect to continue experiencing operating losses related to our online music division until we achieve significantly higher revenues from our online music distribution service.

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

Our strategy increasingly emphasizes the development of a full digital media software suite, placing greater emphasis on consistency, integration and inter-operability of our family of digital media applications. We plan to develop and release a suite of robust and integrated applications for digital media creation. If our product fails to successfully integrate the applications or if consumers do not see enough value in these improvements, sales of our Digital Media Suite will suffer and our business will be harmed.

If we fail to compete effectively in the DVD video-authoring software category, sales of our CD and DVD recording software products may be adversely affected.

We released the latest version of Easy CD Creator with DVD authoring in February 2003 (Easy CD & DVD Creator 6) and expect to release Easy Media Creator 7 in March 2004. Because this technology is relatively new and rapidly evolving our success in this market segment will depend upon our ability to continue to develop and advance this technology to keep pace with competition and customer demand. Because this functionality is prominently featured in our CD and DVD recording software products, if our DVD video authoring technology does not compete effectively in the marketplace, sales of our combined CD and DVD recording software products may be adversely affected and our business may be adversely affected.

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

One distributor accounted for approximately 22% of our net revenues for the fiscal year ended March 31, 2003 and 15% of our net revenues for the nine-month period ended December 31, 2003. A different distributor accounted for approximately 18% of our net revenues for the fiscal year ended March 31, 2003 and 15% for the nine-month period ended December 31, 2003. Dell Computers, an OEM, accounted for approximately 12% of net revenues for the fiscal year ended March 31, 2003, and 19% of our net revenues for the nine-month period ended December 31, 2003. Recently, Dell Computers announced that they would cease distributing our software with their consumer PC line of products. We expect that a significant portion of our revenues will continue to depend on sales of our products to a small number of distributors. Any downturn in the business of our distributors or OEMs could seriously harm our revenues and operating results.

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

Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Christopher Gorog, Nand Gangwani, and Thomas Shea. Effective January 30, 2004, Brad Duea, formerly Vice President of worldwide business development was appointed President, Napster division replacing Michael Bebel whose employment agreement will terminate in March 2004. The loss of the services of these or other key officers, employees or third parties could harm our business. If any of these individuals were to leave our company, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

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

We have completed several acquisitions and expect to continue to pursue strategic acquisitions in the future. Completing any potential future acquisitions could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations. Future acquisitions may not be well-received by the investment community, which may cause our stock price to fall. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

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

Previous acquisitions have resulted in significant expenses, including amortization of purchased software, charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total acquisition-related costs in the categories identified above were $3.7 million in the nine-month period ended December 31, 2003 and $6.4 million in the year ended March 31, 2003. Additional acquisitions and any additional impairment of the value of purchased assets could have a significant negative impact on future operating results.

A significant portion of our revenues is derived from international sales. Economic, political, regulatory and other risks associated with international sales and operations could have an adverse effect on our revenues.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. International sales accounted for approximately 34% of our net revenues for the fiscal year ended March 31, 2003 and 22% of our net revenues for the nine month period ended December 31, 2003. We anticipate that revenues from international operations will continue to represent a significant portion of our total net revenues. Accordingly, our future revenues could decrease based on a variety of factors, including:

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

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology or technology we license from third parties may infringe the third parties’ proprietary rights, especially patents. In December 2003, Optima Technology filed a lawsuit against us in U.S. District Court for the Central District of California alleging patent infringement by our Easy CD Creator line of products. We believe the claims are without merit and intend to defend ourselves vigorously. In addition, Napster has been notified by several companies that its services may infringe their respective patents. Napster also receives from time to time notices from artists, record labels and other asserted content right holders identifying music content that they believe is being made available via Napster’s services without proper authorization. Napster generally removes the allegedly infringing music content from its service. MGI Software, which we acquired in January 2002, has been notified by a number of companies that certain of MGI Software’s software products may infringe patents owned by these companies. MGI Software also has been notified by a number of its OEM customers that they have been approached by one of these companies regarding possible patent infringement related to certain MGI Software software products that they bundle with their respective computer products. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and harm our business.

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

A number of publicly-traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Board, or FASB, has indicated that possible rule changes requiring expensing of stock options may be adopted in the near future. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States. If accounting standards are changed to require us to expense stock options, our reported earnings will decrease significantly and our stock price could decline.

Risks Related to Our Online Music Services Business

Our online music services initiatives have a limited operating history and a history of losses and may not be successful.

On May 19, 2003 we acquired substantially all of the ownership interest of Napster, LLC (f/k/a Pressplay). We used the Pressplay-branded service as a technology platform to roll-out our online music services division in October 2003. The business models, technologies and market for online music services are new and unproven. Prior to our acquisition of Napster, LLC, consumer adoption and usage of the Pressplay-branded service had not been significant. You should consider the online music distribution business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. Napster has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and may experience net losses thereafter. No assurance can be made that our Napster division’s business will not record losses after its launch, or that our Napster division will ever contribute net income to our statement of operations. If our Napster division is not successful, our business and business prospects could be harmed. Pressplay has incurred cumulative losses of approximately $52.6 million from inception (April 2001) through May 19, 2003. Napster has incurred cumulative losses of approximately $28.2 million from May 20, 2003 through December 31, 2003.

If we do not continue to add customers for our services, our revenues and business will be harmed.

Customers may cease using our service, and potential customers may decline to begin using our service, for many potential reasons, including that the service does not provide enough value or content or because customer service issues are not satisfactorily resolved. In order to increase our number of customers and revenues, we must continue to add new customers while minimizing the rate of loss of existing customers. If our other marketing and promotional activities fail to add new customers at a rate significantly higher than our rate of loss, our business will suffer. In addition, if the costs of such marketing and promotional activities increase in order to add new customers, our margins and operating results will suffer. Recently, we entered into an agreement with two universities to provide the Napster service to certain of the universities’ students. If we are unable to attract other colleges and universities to enter into agreements with us, our business may be harmed.

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

We rely on third-party content providers to offer music content that can be delivered to users of our service. These third party providers include music publishers and music labels. Rights to provide this content to our customers, particularly publishing rights, are difficult to obtain and require significant time and expense. In some cases, we pay substantial fees to obtain content for this third party content. In order to provide a compelling service, we must be able to continue to license a wide variety of music content and offer unique, and in some cases exclusive, music content to our customers. We cannot guarantee that we will be able to secure licenses to music content or that such licenses will be available on commercially reasonable terms.

Recently, we have announced our intention to offer the Napster service outside of the United States. The expansion of the service abroad requires that additional publishing and sound recording licenses be obtained for music currently offered in the United States as well as for music that is available only in foreign markets. We cannot assure you that we will be able to obtain such licenses on favorable terms or at all. Failure to obtain these licenses will harm our expansion into foreign markets and our revenues.

We must provide digital rights management solutions that are acceptable to both content providers and consumers.

We must provide digital rights management solutions and other security mechanisms in our online music distribution services in order to address concerns of content providers and artists, and we cannot be certain that we can develop, license or acquire such solutions, or that content licensors or consumers will accept them. Consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. Third-party providers of digital rights management software, such as Microsoft, may be unwilling to continue to provide such software to us upon reasonable or any terms. If we are unable to acquire these solutions on reasonable or any terms, or if customers are unwilling to accept these solutions, our business and prospects could be harmed.

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

We must integrate our recent acquisition of Napster to remain competitive.

In May 2003, we completed our acquisition of Pressplay, LLC, provider of our online music distribution service. Integrating the Napster assets and the VUNet USA Technologies assets or other acquisitions, could cause significant diversions of management time and resources. We recently announced the consolidation of Napster operations in Los Angeles. There is no guarantee that this consolidation will be successful or that it will be accomplished in a timely manner.

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

Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. The United States, for example, has recently enacted an e-mail marketing law that, among other things, permits consumers to choose not to receive unsolicited e-mail from specified senders and subjects violators to certain civil penalties. As we have in the past and will likely continue in the future to utilize e-mail marketing, such laws will affect our future marketing efforts and, although we intend to comply with such laws, any inadvertent violation of such laws could subject us to penalties. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services, and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

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

The Digital Millennium Copyright Act, or DMCA, created copyrights for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these copyrights, we may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming. The DMCA does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, in the event such negotiations are unsuccessful, by arbitration proceedings, known as CARP proceedings which in either case are subject to approval by the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under U.S. copyright law are pending. We cannot predict the outcome of these negotiations or CARP proceedings and may elect instead to attempt to directly license music content for our subscription and/or non-subscription services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States, and the availability of corresponding licenses for international performances is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. Many of our systems may be affected by these rates, which may negatively impact our revenues. There are other negotiations and CARPs in process which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these negotiations and CARPs will also likely affect our business in ways that we cannot predict. Voluntarily negotiated rates for mechanical licenses with respect to streaming and conditional digital downloads with the Harry Fox Agency and National Music Publishers Association have not been agreed to, and we are currently operating under a standstill agreement until such time as such rates are negotiated. No agreement has been reached with performing rights societies such as ASCAP or BMI regarding whether digital downloads constitute public performances of copyrighted works that would trigger payment of public performance royalties. Depending on the rates and terms adopted for these voluntary and/or statutory licenses, our business could be harmed by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future CARPs relating to music subscription delivery services, which may also adversely affect the online distribution of music.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of February 11, 2004, we had outstanding 33,410,323 shares of common stock of which 27,895,212 shares are freely tradeable and 5,500,000 are being registered. The remaining 15,111 shares of common stock outstanding are “restricted securities” as defined in Rule 144 and are held by our “affiliates” (as that term is defined in Rule 144 under the Securities Act). These restricted securities may be sold in the future pursuant to registration statements filed with the SEC or without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

As of January 31, 2004, there were an aggregate of 6,791,865 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 6,574,118 shares issuable upon exercise of options outstanding under our option plans, 117,647 shares of common stock issuable upon exercise of an outstanding warrant issued to Virgin Holdings, Inc., and 100,000 shares of common stock issuable upon exercise of an outstanding warrant issued to the trustee in the Napster bankruptcy in connection with our acquisition of the Napster assets. We may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

Provisions in our agreements, charter documents, stockholder rights plan and Delaware law may delay or prevent acquisition of us, which could decrease the value of our common stock.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2003. Our cash equivalents are invested in money market funds, commercial paper and municipal securities, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities.

	Maturing in
	Less than One Year	More than One Year	Total	Estimated Fair Value
	(Dollars in thousands)
Short-term investments	$5,098	$1,758	$6,856	$6,856
Weighted-average interest rate	4.41%	5.46%

We do not currently hold any derivative instruments and do not engage in hedging activities. In January 2002, we entered into a three-year agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit also included a financial covenant that required us to maintain a minimum balance of cash, cash equivalents and short-term investments of $25 million. In November 2003, the line of credit was amended reducing the credit facility to $5.0 million and the maturity date to April 30, 2004 and requiring us to maintain a minimum deposit account of $6.0 million. As of December 31, 2003, we were in compliance with all such covenants. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum. There was $5.0 million outstanding under the line of credit during the quarter ended December 31, 2003. At December 31, 2003, the revolving line of credit was reclassified from non-current liability to current liability. We do not hold any other variable interest rate debt. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2003. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2003, as required by Exchange Act Rules 13a-15(b) and 15d-15(b).

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

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed an action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. The patent at issue in the case has expired, and Roxio intends to continue to defend the action. Because the case is at an early stage, the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima Technology filed a lawsuit against us in U.S. District Court for the Central District of California alleging patent infringement by our Easy CD Creator line of products. We believe the claims are without merit and intend to defend ourselves vigorously. Because the case is at an early stage, the outcome cannot be predicted with any certainty.

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

There were no matters submitted to a vote of security holders during the third quarter of the fiscal year ending March 31, 2004.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this quarterly report.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K on October 22, 2003, regarding our expected financial results for the quarter ended September 30, 2003.

We filed a current report on Form 8-K on November 10, 2003, announcing the resignation of Larry Kenswil from our Board of Directors.

We filed a current report on Form 8-K on November 14, 2003, announcing the resignation of Elliot Carpenter as our chief financial officer and the appointment of Nand Gangwani as the new chief financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROXIO, INC. (Registrant)

Date: February 17, 2004	By:	/s/ WM. CHRISTOPHER GOROG

Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer)

By:	/s/ NAND GANGWANI

Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

ROXIO, INC. INDEX TO EXHIBITS
Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002 (1)
2.2	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003 (2)
2.3	Asset Purchase Agreement dated April 17, 2003 by and between Registrant, Roxio CI Ltd., Wildfile, Inc. Symantec Ltd. and Symantec Corporation (3)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)
3.2	Amended and Restated Bylaws of the Registrant (5)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (6)
4.1	Form of Common Stock certificate of the Registrant (5)
4.2	Warrant Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (7)
4.3	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (7)
4.4

Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (6)

4.5	Warrant Agreement between the Registrant and Napster, Inc., dated November 27, 2002 (8)
4.6	Form of Purchase Agreement dated as of June 19, 2003 by and between Roxio and certain Purchasers set forth on the signature page thereto (9)
4.7	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (5)
4.8	Form of Purchase Agreement dated as of January 12, 2004 by and between Roxio and certain Purchasers set forth on the signature page thereto (10)
10.1	Employment Agreement effective as of November 14, 2003 between Nand Gangwani and the Registrant
10.2	Separation Agreement and General Release dated November 14, 2003 between R. Elliot Carpenter and the Registrant
10.3	Second Amendment to Loan and Security Agreement (the “Amendment”) is made as of November 10, 2003, by and between Registrant and Comerica Bank
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2003.

(4)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.