Form 10-K
period 2004-03-31
ROXIO INC
filed 2004-06-14
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒  No ☐

As of June 7, 2004, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $151.7 million. For this computation, Roxio has excluded the market value of all common stock beneficially owned by all executive officers and directors of Roxio and their associates as a group. As of June 7, 2004, the number of outstanding shares of common stock of the registrant was approximately 33,565,679.

ROXIO, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

i

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

We are a Delaware corporation, and our principal executive offices are located at 455 El Camino Real, Santa Clara, California 95050.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2004 annual meeting of stockholders, to be held on September 16, 2004, have been incorporated by reference into Part III of this annual report.

ii

PART I

ITEM 1.    BUSINESS

Roxio is a leading provider of digital media software and services for the consumer market. We have pioneered the development of consumer software products and services that allow our customers to acquire, create, manage and move rich digital media. Our strategy is to expand our offerings for both products and services to allow for even easier management of and access to rich digital entertainment and personal media, including music, photos and video. We provide software that enables individuals to record digital content onto CDs and DVDs and we offer photo and video editing products. Taken together, these products enable us to deliver a comprehensive digital media solution to our customers. Through our Napster service, users can legally stream, download and copy, or “burn” a wide variety of digital music. Our products and services allow customers to access, archive, create, customize and share digital materials in formats compatible with the growing number of digital entertainment devices such as personal computers, or PCs, CD and DVD players, compressed audio players and personal digital assistants.

Effective with our acquisition of Napster, LLC (f/k/a Pressplay) on May 19, 2003, we operate our business in two segments and divisions, the consumer software products division and the online music distribution division. To date, we have derived the majority of our revenues from sales of consumer software products.

Separation from Adaptec and Acquisition of Napster Assets

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

In November 2002, we acquired certain assets of Napster, Inc., an online music file-sharing service, for cash and warrants to purchase shares of our common stock. In May 2003, we acquired Napster, LLC (f/k/a Pressplay), the foundation for the launch of our new paid online music service under the Napster brand. Under the terms of the acquisition, we acquired substantially all of the membership interests of Napster, LLC. We also received as part of this transaction licensing arrangements for digital music distribution with the five major music labels. Recently, we consolidated much of the Napster operations in our Los Angeles offices.

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

eMarketer Inc. anticipates that worldwide broadband connections will increase from 98.8 million in 2004 to 245.5 million in 2006. We believe that this trend, along with compression formats and other new technologies, will improve consumers’ access to rich digital media. As this flow of digital media to consumers’ PCs via the Internet increases, we believe that consumers will continue to seek products that help them to easily find and access available content, to manage their own collection of digital assets, and to help them move this personal collection from their PCs to other media such as CDs and DVDs and to digital entertainment devices.

The growing popularity of web sites focused on the electronic distribution of digital media has increased consumer access to digital media.

Consumer demand for downloadable content, such as compressed audio files, has given rise to independent music web sites and subscription services. Forrester Research estimates that U.S. sales of digitally downloaded music will exceed $2.5 billion by 2007. In addition to music, Internet sites exist and are being established that allow for distribution of other downloaded content including spoken word literature and commercial movies.

Digital devices have proliferated and their use has increased.

Many users are creating, capturing and enjoying digital content by using consumer electronics devices such as digital cameras, digital camcorders, web cameras, scanners and digital audio players. The use of these devices has created demand for new software products for the PC that are easy to use, affordable and complete. For example, many consumers of digital music content want this content to be portable and want the ability to create custom music CDs that are compatible with the installed base of digital audio players or CD players. Similarly, many consumers are transferring digital images taken from a digital camera or camcorder to their PC so that they can create and share photo albums, slide shows and photo postcards with their family and friends. In the future, we believe that consumers will increasingly desire to import full-motion video from their digital camcorders to their PCs to create DVDs that are playable in the growing number of consumer DVD players. According to IDC, the worldwide installed base of CD and DVD recorders attached to PCs is forecast to exceed 632 million by 2006. Jupiter Research projects that 60% of online households by 2006 will have two or more digital devices.

Our Solution and Products

We provide a comprehensive family of PC-based consumer software products that allows our customers to create, manage, customize and share digital content. Our software is reliable, easy to use and compatible across a broad range of operating systems. For example, our Roxio Easy Media Creator and Toast products allow users to take digital music and burn custom playlists to CD, archive digital photos and videos to DVD or archive and share large data files, such as PowerPoint presentations, by storing them on a CD. Our PhotoSuite product enables users to capture, edit and share photographs on a PC or over the Internet. Our VideoWave product enables users to capture and combine edited video clips, animation, graphics, photographs, music and narration to create a video that can be shared on CDs, DVDs, videotape or over the Internet.

With the release of Easy Media Creator 7 in February 2004, we completed the first version of a fully integrated software product marketed as The Digital Media Suite. We expect that future releases of this product will continue to deliver on the mission of providing a tightly integrated suite of digital media applications. This product is intended to leverage common technology building blocks and shared applications including Easy CD and DVD Creator, PhotoSuite, and VideoWave to provide a highly integrated and robust suite. Future versions of our Digital Media Suite will be designed to deliver a user interface that is easy, familiar, well integrated and consistent across all of the different functions within the software.

Our current product offerings across CD and DVD recording, DVD authoring, photo and video editing applications consist of the following: Easy Media Creator, PhotoSuite, VideoWave and Toast.

Our online music distribution service, Napster, provides a download music store where customers can purchase individual tracks for $0.99 each or entire albums for $9.95. These tracks can be downloaded or “burned” to a compact disc CD or transferred to a portable device. Napster also provides a premier online music subscription service that offers music fans a variety of music with broad content usage rights. The service currently allows users to access over 700,000 audio tracks and related album art for a monthly subscription fee. Additional burning rights may be purchased by any subscriber. Subscriptions also include preprogrammed content. This content is licensed from music companies, including BMG, EMI Recorded Music, Sony Music Entertainment, Universal Music Group and Warner Music Group, as well as numerous independent labels, on a non-exclusive basis. The recently announced Janus technology from Microsoft will allow our subscribers to download protected music to Janus-enabled devices as part of the subscription price for the duration of the subscription. We have recently entered into strategic partnerships with Microsoft, Gateway and Samsung to market the Napster service with certain of their respective hardware or software offerings. In May 2004, we launched versions of our Napster service in the UK and Canada.

Our Strategy

Our objective is to become the leading global provider of consumer digital media products and services. We intend to pursue the following key strategic initiatives to accomplish our objective:

Continue to Develop and Expand Our Distribution Channels

Historically, our consumer software products have been primarily distributed through original equipment manufacturers, or “OEMs”, bundled with a PC, optical drive, digital camera or camcorder. We will continue to pursue additional OEM relationships that can add profitably to our business. As our business has grown and consumer adoption has increased, we have expanded into the retail channel in order to provide enhanced and new products to this installed base of consumers of digital media devices and related software. We have recently been successful at broadening our distribution within the retail channel to include not only traditional PC software retailers, wholesalers and cataloguers, but also mass merchant retailers, such as Target and Wal-Mart. In the future, we intend to increase sales of our products directly to users through the Roxio web store. For our Napster service, we intend to sell the product directly to customers through our Napster.com website, to leverage the existing retail distribution channel we use for our consumer software products, and to bundle the Napster service with leading products offered by OEM partners.

Continue to Build Our Consumer Brands

Roxio and our leading CD recording product Easy Media Creator have benefited greatly from this initiative, and we believe we have already been very successful in achieving strong recognition within our targeted demographic segments. In November 2002, we acquired the “Napster” trade name and other assets from Napster Inc. and in May 2003, we acquired Napster, LLC (f/k/a Pressplay), the foundation for the launch of our new paid online music service under the Napster brand. We believe that both Roxio and Napster provide strong brands through which we can continue to market high quality digital media software and services.

Continue to Invest in New Products and Technologies

We plan to continue to invest in product development and to improve our technology to expand the breadth of our product and service offerings and to continue to maintain compatibility with technology standards. A significant focus of our future software development efforts will be on the integration of all elements of our product line and the development of a consistent workflow within all elements of our product line, as we believe this provides tremendous benefits to our users. We also intend to add additional features and functionality to expand the portability of our Napster service and to improve our customer’s online music experience.

Continue to Pursue Strategic Acquisitions, Partnerships and Complementary Technologies

When appropriate, we have acquired companies and/or their products and technologies to expand upon and complement our product offerings. In order to expand our product and service offerings and take advantage of new market opportunities, we may acquire, partner with or invest in other complementary businesses, products and technologies in the future. We have not entered into any agreements or understanding regarding any future acquisitions or partnerships and cannot ensure that we will be able to identify or complete any acquisition or partnership in the future.

Customers

The majority of our revenues are currently derived from sales of versions of our software to end users through retailers. Retailers buy our products from our national and international distributors. Our retailers include traditional PC and software retailers as well as office superstores, warehouse clubs and cataloguers. We also sell basic versions of our software with fewer features than the retail versions directly to manufacturers of PCs, optical recorders, printers, scanners, digital cameras and digital video camcorders.

One of our distributors, Navarre Corporation, accounted for 17% of net revenues for fiscal 2004, as compared to 18% for fiscal 2003 and less than 10% for fiscal 2002. A second distributor, Ingram Micro, accounted for 14% of net revenues for fiscal 2004, as compared to 22% for fiscal 2003 and 32% for fiscal 2002. One OEM customer, Dell Computer Corporation, accounted for 14% of net revenues for fiscal 2004, as compared to 12% for fiscal 2003 and less than 10% for fiscal 2002. Beginning in October 2003, Dell Computer Corporation, now only exclusively bundles our CD and DVD-recording technology with their commercial desktop sales. As a result, revenues from this customer have significantly declined.

Our online music service is sold directly to end users by us through our website and our affiliate network. We also sell prepaid cards through our retail partners and bundle our services with OEM partner such as Gateway and Samsung. We have licensed certain merchandising rights to select third parties and expect to continue to do so in the future. We expect that as we expand our online music distribution service, revenues from sales of this service will increase in absolute numbers and as a percentage of our total revenues.

Competition

The markets we are targeting are highly competitive, and we expect competition to increase in the future. Increased competition is likely to result in price reductions and may result in loss of market share, which could reduce our future revenues. Key competitors for sales of our CD and DVD recording software include 321 Studios, Ahead Software, BHA, Sonic Solutions and Pinnacle Systems. Competitors for our digital photo and video editing products include Microsoft, Adobe, Pinnacle Systems, ULead, and Intervideo. Primary competitors for our online music distribution services include RealRhapsody, MusicMatch, Apple Computer’s iTunes Music Store, Sony Connect, Walmart.com and online services powered by MusicNet such as AOL Music and Virgin. We also anticipate competition for online music distribution service revenue from a wide range of companies, including broadband Internet service providers such as Yahoo! and MSN. In addition, our online music distribution services also compete against “free” peer-to-peer services as well as traditional retail music distributors.

We believe that the principal competitive factors affecting the market for our products and services include product functionality and features, product price and performance, acceptance of product by distributors and vendors, quality of customer support, services, styling, amount and quality of content, access to customers via multiple distribution channels, and brand. We believe that we compete more favorably than many of our current competitors with respect to some or all of these factors and that we currently have a competitive advantage in the CD and DVD recording software market due to the depth of our product offering and our expertise in this area relative to many of our competitors and potential competitors. However, we may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources. For example, many of our competitors in the online music distribution space have significantly more resources than we do, and some of these competitors may be able to leverage their experience in providing online music distribution services or similar services to their customers in other businesses. Some of these competitors offer other related goods and services. These competitors and may be able to offer online music services at a lower price than we can or spend significant marketing dollars to promote their services.

Intellectual Property

Our success and ability to compete depend substantially upon our intellectual property. We have filed more than 119 United States and foreign patent applications in the past ten years. These applications cover video and image editing, general CD recording, audio transformations, enhanced data utilization, methods for saving and recording data, and peer-to-peer technology. We currently have 64 United States and foreign patents issued, with terms ending in 2013 through 2021.

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

Product Development

We believe that our expertise in software development enables us to rapidly develop new products that compete very favorably in the areas of optical recording, digital imaging editing and digital video editing. We have invested significantly to develop and acquire expertise and patents regarding digital media. In particular, we have extensive knowledge regarding packet writing, file systems and pre-mastering of CD and DVD recording technologies; we have strong competencies in the understanding and implementation of current and future CD and DVD logical formats; we have strength in the development of digital audio processing, digital asset management, digital video, photo capture and processing, and audio and video compression standards. We accomplish these by hiring highly qualified engineers, through the usage of structured and documented software development processes, through strategic relationships with major industry partners supplying optical recording and digital media products and through participation in a broad group of industry standard-setting forums. Additionally, all products we release meet very high standards of quality and performance and we rigorously test the pre-released products through various internal and external quality assurance groups. We believe that the sum of these competencies and processes allows us to deliver leading digital media products to consumers.

With the acquisition of Napster, LLC in May 2003, we acquired considerable in-house engineering skill in the areas of digital media delivery, content management, and digital rights management. Along with skilled additional engineering resources, we now have (i) a distribution system tailored to manage digital media files such as music and video and the associated metadata and usage rights, which includes all core elements required to operate an online music service; (ii) a scalable e-commerce and media delivery infrastructure which can support a range of business models for the delivery of digital music; and (iii) a digital rights management platform, which provides persistent robust security around the digital media assets as well as the ability to tailor usage rights and offers to end consumers.

Our research and development expenses totaled $31.1 million in fiscal 2004, $21.6 million in fiscal 2003 and $21.6 million in fiscal 2002.

Sales, Marketing and Support

We market our consumer software products through major distributors who resell to computer retailers such as Best Buy, CompUSA and Fry’s Electronics, and Internet and catalog retailers such as Buy.com, CDW,

Micro Warehouse and PC Connection. We build retail shelf presence through promotions, including point-of-sale displays, newspaper inserts and in-store training. We generate end user demand for our products through rebates, national advertising in targeted publications, numerous trade show appearances, web promotions, direct mail and e-mail, press and publicity tours and events. In addition, end users can currently purchase our products directly from us through our web site and toll-free number. We also sell volume licenses of certain of our products to corporations through our direct enterprise sales efforts and through distributors. We expect direct sales to customers as a percentage of our total net revenues to increase in the future partially as a result of increased sales of downloadable modules, plug-ins and unlockable versions that we make available through our web site. We distribute our service to customers directly from our website and through our online network of affiliates, through OEMs such as Gateway and Samsung and through distributors such as Dixon’s Group, Target, Best Buy and Radio Shack. We also enter into Napster co-branded promotions with leading retail brands in an effort to drive awareness of our service and to add customers. Our advertising and promotional efforts are focused on building our key brands and on aggressively supporting our new product launches. Additionally, we provide secondary support to our PC and drive manufacturer customers.

Employees

As of March 31, 2004, excluding Napster employees, we had a total of 263 employees, of which 38 were in customer service and support, 57 were in sales and marketing, 110 were in engineering and product development and 58 were in finance, administration and operations.

As of March 31, 2004, Napster had a total of 97 employees, of which 3 were in customer service and support, 15 were in sales and marketing, 65 were in engineering and product development and 14 were in finance, administration and operations.

Our future performance depends, in significant part, upon our ability to attract new personnel and retain existing personnel in key areas including engineering, technical support and sales. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

RISK FACTORS

You should carefully consider the risks described below and the other information in this annual report. Our business, financial condition or operating results could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to the occurrence of any of these risks.

Risks Relating to Our Business in General

Fluctuations in our quarterly operating results may cause our stock price to decline.

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

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

We depend on key personnel who do not, or may not continue to work for us.

Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Christopher Gorog, Nand Gangwani, Thomas Shea, Brad Duea and Laura Goldberg. The loss of the services of these or other key officers, employees or third parties could harm our business. If any of these individuals were to leave our company, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

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

If we acquire businesses, new products or technologies in the future, we may be required to amortize significant amounts of identifiable intangible assets, and we may record significant amounts of goodwill that will be subject to annual testing for impairment. If we consummate one or more significant future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership could be significantly diluted. If we were to proceed with one or more significant future acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash.

Acquisition-related costs can cause significant fluctuation in our net income.

Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total acquisition-related costs in the categories identified above were $5.2 million in the fiscal year ended March 31, 2004. Additional acquisitions and any additional impairment of the value of purchased assets could have a significant negative impact on future operating results.

A significant portion of our revenues is derived from international revenues. Economic, political, regulatory and other risks associated with international revenues and operations could have an adverse effect on our revenues.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. International revenues accounted for approximately 36% and 49% of our net revenues for the fiscal years ended March 31, 2004 and March 31, 2003, respectively. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues especially as we expand our Napster service abroad. Accordingly, our future revenues could decrease based on a variety of factors, including:

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

Our inability to protect our proprietary rights, and the costs of doing so, could harm our business. Our success and ability to compete partly depend on the superiority, uniqueness or value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. These efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology. These efforts also may not prevent the development and design by others of products or technologies similar to, competitive with or superior to those we develop. Any of these results could reduce the value of our intellectual property. We may be forced to litigate to enforce or defend our intellectual property rights and to protect our trade secrets. Any such litigation could be very costly and could distract our management from focusing on operating our business.

We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future.

Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of their intellectual property rights, especially patents, than we do. Many parties are actively developing streaming media and digital distribution-related technologies, e-commerce and other Web-related technologies, as well as a variety of online business methods and models. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with streaming media, digital distribution and online businesses are likely to arise in the future and may be very costly. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our products and services will be issued in the future. If a blocking patent has been issued or is issued in the future, we would need to either obtain a license or design around the patent. We may not be able to obtain such a license on acceptable terms, if at all, or design around the patent, which could harm our business.

Companies in the technology and content-related industries have frequently resorted to litigation regarding intellectual property rights. We may be forced to litigate to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. In addition, we believe these industries are experiencing an increased level of litigation to determine the applicability of current laws to, and impact of new technologies on, the use and distribution of content over the Internet and through new devices, especially in the music industry, and as we develop products and services that provide or enable the provision of content, in such ways, our litigation risk may increase. The existence and/or outcome of such litigation could harm our business.

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, or technology we license from third parties, may infringe the other third parties’ proprietary rights, especially patents. In December 2003, Optima Technology filed a lawsuit against us in U.S. District Court for the Central District of California alleging patent infringement of certain of its patents by our Easy CD Creator line of products. We believe the claims are without merit and intend to defend ourselves vigorously. In addition, Napster has been notified by several companies that its services may infringe their respective patents. Napster also receives from time to time notices from artists, record labels and other asserted content right holders identifying music content that they believe is being made available via Napster’s services without proper authorization. Napster generally removes the allegedly infringing music content from its service. MGI Software, which we acquired in January 2002, has been notified by a number of companies that certain of MGI Software’s software products may infringe patents owned by these companies. MGI Software also has been notified by a number of its OEM customers that they have been approached by one of these companies regarding possible patent infringement related to certain MGI Software software products that they bundle with their respective computer products. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, or other proprietary rights, or alleging unfair competition or violations of privacy rights. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms, or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and could harm our business.

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

Although we currently anticipate that our available funds and expected cash flow from operations will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We expect to spend significant amounts of cash in connection with the recent launch of our Napster service and expect to experience operating losses from such service in at least the short term. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivise and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees” (APB 25), with pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

During March 2004 the FASB issued a proposed Statement, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95”. The proposed statement eliminates the treatment for share-based transactions using APB 25 and generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The proposed standard would require the modified prospective method be used, which would require that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the vesting term. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, as opposed to the Black-Scholes option pricing model that we currently use for the fair value of our options under SFAS 123 disclosure provisions. The effective date the proposed standard is recommending is for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes in accordance with the disclosure provisions of SFAS 123 (see Note 1 of the Notes to Consolidated Financial Statements). This will result in lower reported earnings per share which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

We are subject to risks associated with governmental regulation and legal uncertainties.

Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states, and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and/or different regulations than that which has been proposed in the United States, thus furthering the complexity of regulation. The United States, for example, has recently enacted an e-mail marketing law that, among other things, permits consumers to choose not to receive unsolicited e-mail from specified senders and subjects violators to certain civil penalties. As we have in the past utilized, and will likely continue in the future to utilize e-mail marketing, such laws will affect our future marketing efforts and, although we intend to comply with such laws, any inadvertent violation of such laws could subject us to penalties. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulation.

We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, taxation, gambling, security, illegal or obscene content, retransmission of media, personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

•	limit the growth of the Internet;

•	create uncertainty in the marketplace that could reduce demand for our products and services;

•	increase our cost of doing business;

•	expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our Websites or distributed or accessed through our products or services, with our provision of products and services and with the features or performance of our products and Websites;

•	lead to increased product development costs or otherwise harm our business; or

•	decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

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

Many of our products are interactive Internet applications which by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products send information to servers. Many of the services we provide also require that a user provide certain information to us. We post an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. Any failure by us to comply with our posted privacy policy and existing or new legislation regarding privacy issues could impact the market for our products and services, subject us to litigation and harm our business.

The effectiveness of our disclosure and internal controls may be limited.

Our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact our financial results in the future.

Risks Related to Our Software Business

Our Digital Media Suite software accounts for the majority of our revenues. If demand for this software declines, our sales could be significantly reduced and our operating results may be adversely affected.

Historically, the majority of our operating revenues has come from sales of our Digital Media Suite software. We expect that this product will continue to account for a significant portion of our software license revenues for the foreseeable future. Any factors adversely affecting the pricing of, or demand for or market acceptance of our recording software products, such as competition or technological change, would materially adversely affect our business and operating results. Our future operating results depend on the continued market acceptance of our Digital Media Suite software, including future enhancements. If our Digital Media Suite product fails to successfully integrate the applications or if consumers do not see enough value in these improvements, our revenues will suffer and our business will be harmed. Competition, technological change or other factors could decrease demand for these products or make these products obsolete.

If new technologies or formats replace the CD and DVD as the preferred method of consumers to store digital content, such as portable digital audio players or removable storage devices, sales of our Digital Media Suite and recording software products could be seriously harmed. Additionally, if new consumer appliance technologies replace the PC as the preferred means of personalizing and managing digital content, our business could be seriously harmed.

If we fail to compete effectively in the DVD video-authoring software category, sales of our Digital Media Suite software products may be adversely affected.

We released the latest version of our Digital Media Suite (Roxio Easy Media Creator 7) in February 2004. This software includes DVD video-authoring technology. Because this technology is relatively new and rapidly evolving, our success in this market segment will depend upon our ability to continue to develop and advance this technology to keep pace with competition and customer demand. Because this functionality is prominently featured in our CD and DVD recording software products, if our DVD video authoring technology does not compete effectively in the marketplace, sales of our Digital Media Suite software products may be adversely affected and our business may be adversely affected.

If CD recording does not remain the primary technology for recording and managing digital content, our sales of recording software may decline significantly and our business may be adversely affected.

Sales of our recording software depend in large part on the continued viability of CD recording as the primary technology used to record and manage digital content. If DVD recorders surpass CD recorders as the primary technology used to record and manage digital content and our DVD recording solutions are not as popular as those of our competitors, then sales of our recording software may decline significantly.

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

We must design our digital content editing and burning products to operate effectively with a variety of hardware and software products, including CD and DVD recorders, PCs, digital still cameras, digital video recorders, printers, scanners, digital audio players and operating system software. We depend on significant cooperation with manufacturers of these products to achieve our design objectives and to produce products that operate successfully. If our software is not interoperable with the hardware that our customers purchase and use, demand for our software will decrease and our business will be harmed.

A significant portion of our revenues currently comes from a small number of distributors and OEMs, and any decrease in revenues from these or other distributors or OEMs could adversely affect our operating results.

One of our distributors, Navarre Corporation, accounted for 17% of net revenues for fiscal 2004, as compared to 18% for fiscal 2003 and less than 10% for fiscal 2002. A second distributor, Ingram Micro, accounted for 14% of net revenues for fiscal 2004, as compared to 22% for fiscal 2003 and 32% for fiscal 2002. One OEM customer, Dell Computer Corporation, accounted for 14% of net revenues for fiscal 2004, as compared to 12% for fiscal 2003 and less than 10% for fiscal 2002. Beginning in October 2003, Dell Computer Corporation, now only bundles our CD and DVD-recording technology with their commercial desktop sales. As a result, revenues from this customer have significantly declined.

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

Historically, we have derived a significant percentage of our revenues from sales of our products to OEMs, such as PC, digital still camera, digital video camera and drive manufacturers and integrators. These OEMs typically license and include a standard version of our software with their hardware. As a result, these relationships also serve an important role in distributing our software to the end user and positioning the market for upgrades to our more full featured software products. These OEMs may decline to include our software with their hardware for a number of reasons, including if our competitors offer these OEMs more favorable terms, if our competitors are able to take advantage of their existing relationships with these OEMs, or if these OEMs decide not to bundle any software with their products. The loss of any of our relationships with OEMs could harm our operating results. Beginning in October 2003, Dell Computer Corporation, now only exclusively bundles our CD and DVD-recording technology with their commercial desktop sales. As a result, revenues from this customer have significantly declined.

Because sales to OEM manufacturers in particular provide a significant means of distributing our software to end users, and because sales to OEM manufacturers account for a significant portion of our revenues, a downturn or competitive pricing pressures in the PC, CD and DVD recorder, or digital still and video camera industries could cause our revenues to decline.

Sales of our Digital Media Suite depend in large part on the continued growth of the installed base of PCs, CD and DVD recorders, digital still cameras and digital video cameras. While these installed bases are growing, we cannot assure you that this growth will continue. Consumers may choose to purchase new PCs that do not include CD or DVD recorders, or existing PC owners may not purchase CD or DVD recorders as a stand-alone product in the numbers that are expected if an alternative technology emerges or if the demand for moving, managing and storing digital content is less than expected. Consumers may reject digital photography or find the new digital still and video cameras too complicated to work or too expensive to purchase. Growth in the installed base of these products may also be limited due to shortages in components required to manufacture them or other supply constraints. If the demand for these products decreases, our sales to OEM manufacturers will likely decline. If we are unable to sell our products to OEM manufacturers in the amount and on the terms that we have negotiated with our current OEM customers, our revenues may decline.

The PC, CD and DVD recorder, or digital still and video camera industries are highly competitive, and we expect this competition to increase significantly. In particular, we expect pricing pressures in these markets to continue. To the extent that OEM manufacturers are pressured through competition to reduce the prices of their products, they may be less likely to purchase our software products on terms as favorable as we have negotiated with our current OEM customers, if at all.

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

On May 19, 2003 we acquired substantially all of the ownership interest of Napster, LLC (f/k/a Pressplay). We used the Pressplay-branded service as a technology platform to roll-out our online music services division in October 2003. The business models, technologies and market for online music services are new and unproven. Prior to our acquisition of Napster, LLC, consumer adoption and usage of the Pressplay-branded service had not been significant. You should consider the online music distribution business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. Napster has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and may experience net losses thereafter. No assurance can be made that our Napster division will ever contribute net income to our statement of operations. If our Napster division is not successful, our business and business prospects could be harmed. Napster, LLC (f/k/a Pressplay) has incurred cumulative losses of approximately $52.6 million from inception (April 2001) through May 19, 2003. Napster has incurred cumulative losses of approximately $38.1 million from May 20, 2003 through March 31, 2004.

The success of our online music service depends upon our ability to add new subscribers.

We cannot assure you that we will be able to attract new subscribers to the Napster service or that existing subscribers will continue to subscribe. Existing subscribers may cancel their subscriptions to the Napster service for many reasons, including cost, availability of content, or a perception that they do not use the services sufficiently or that the service does not provide enough value relative to our competition. If we do not continue to increase the total number of subscribers each quarter, our operating results will be adversely impacted.

Our online music service has lower margins than our traditional software business.

Costs of our online music service as a percentage of the revenue generated by that service are higher than those of our historical software licensing business. The cost of third party content, in particular, is a substantial portion of revenues we receive from subscribers and end users and is unlikely to decrease significantly over time as a percentage of revenue. We expect this trend will continue to negatively impact our overall gross margins as our online music service increases as a percentage of our total revenue, which may affect our ability to regain profitability.

We cannot provide assurances that the usage of the Napster brand will increase revenues.

Customers may not associate the Napster brand with a paid service model. If the Napster brand fails to attract new customers, our revenues and business will suffer, and we may need to incur additional marketing expenditures to compensate for such failure.

We face competition from traditional retail music distributors, from emerging paid online music services delivered electronically such as ours, and from “free” peer-to-peer services.

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

Our online music services competitors include Listen.com, the provider of the Rhapsody service and a subsidiary of RealNetworks, Inc., Apple Computer’s iTunes Music Store, MusicMatch, Sony Connect, Walmart.com and online music services powered by MusicNet such as AOL Music and Virgin. We anticipate competition for online music distribution service revenue from a wide range of companies, including broadband Internet service providers such as Yahoo! and MSN. Internationally we currently compete with OD2 and Puretracks and expect to compete with the other competitors described above in the near future.

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

Many of our competitors have significantly more resources than we do, and some of our competitors may be able to leverage their experience in providing online music distribution services or similar services to their customers in other businesses. Some of these competitors offer other goods and services and may be willing and able to offer music services at a lower price than we can in order to promote the sale of these goods and services. We or our competitors may be able to secure limited exclusive rights to content from time to time. If our competitors secure significant exclusive content, it could harm the ability of our online music services to compete effectively in the marketplace.

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

We rely on third-party content providers to offer music online content that can be delivered to users of our service. These third party providers include music publishers and music labels. Rights to provide this content to our customers, particularly publishing rights, are difficult to obtain and require significant time and expense. In some cases, we pay substantial fees to obtain this third party content. In order to provide a compelling service, we must be able to continue to license a wide variety of music content to our customers with attractive usage rules such as CD recording, output to digital audio devices, portable subscription rights and other rights. In addition, if we do not have sufficient breadth and depth of the titles necessary to satisfy increased demand arising from growth in our subscriber base, our subscriber satisfaction may be affected adversely. We cannot guarantee that we will be able to secure licenses to music content or that such licenses will be available on commercially reasonable terms. Recently, we have begun to offer the Napster service outside of the United States. The expansion of the service abroad requires that additional publishing and sound recording licenses be obtained for music currently offered in the United States as well as for music that is available only in foreign markets. We cannot assure you that we will be able to obtain such licenses on favorable terms or at all. Failure to obtain these licenses will harm our business in existing and potential foreign markets and our revenues.

Under copyright law, we may be required to pay licensing fees for digital sound recordings we deliver in original and archived programming in our Napster service. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration proceedings known as CARP proceedings which are subject to approval by the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under U.S. copyright law are pending. We cannot predict the outcome of these negotiations or CARP proceedings and may elect instead to attempt to directly license music content for our subscription and/or non-subscription services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States, and the availability of corresponding licenses for international performances is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. Many of our systems may be affected by these rates, which may negatively impact our revenues. There are other negotiations and CARP proceedings in process which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these negotiations and CARP proceedings will also likely affect our business in ways that we cannot predict. Voluntarily negotiated rates for mechanical licenses with respect to streaming and conditional digital downloads with the Harry Fox Agency and National Music Publishers Association have not been agreed to, and we are currently operating under a standstill agreement until such time as such rates are negotiated. No agreement has been reached with performing rights societies such as ASCAP or BMI regarding whether digital downloads constitute public performances of copyrighted works that would trigger payment of public performance royalties. Depending on the rates and terms adopted for these voluntary and/or statutory licenses, our business could be harmed by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future CARP proceedings relating to music subscription delivery services, which may also adversely affect the online distribution of music.

We must provide digital rights management solutions that are acceptable to both content providers and consumers.

We must provide digital rights management solutions and other security mechanisms in our online music distribution services in order to address concerns of content providers and artists, and we cannot be certain that we can develop, license or acquire such solutions, or that content licensors or consumers will accept them. Content providers may be unwilling to continue to support portable subscription services. Consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available.

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

The success of the Napster service will depend on our ability to develop leading edge media and digital distribution products and services. Our business and operating results will be harmed if we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenues or gross profits to offset our development and operating costs. We may not timely and successfully identify, develop and market new product and service opportunities. We may not be able to add new content such as video, spoken word or other content as quickly or as efficiently as our competitors or at all. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability. Competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments.

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

Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security and stability risks, including:

•	our own or licensed encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or intellectual property;

•	we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our Websites or use of our products and services;

•	someone could circumvent our security measures and misappropriate our, our partners’ or our customers’ proprietary information or content or interrupt operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

•	our computer systems could fail and lead to service interruptions;

•	we may be unable to scale our infrastructure with increases in customer demand; or

•	our network of facilities may be affected by a natural disaster, terrorist attack or other catastrophic events.

The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation and expose us to litigation or liability. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

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

The stock markets in general and the markets for technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In particular, we cannot assure you that you will be able to resell your shares at any particular price, or at all.

Shares eligible for sale in the future could negatively affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of June 7, 2004, we had outstanding 33,565,679 shares of common stock of which 33,553,860 shares are freely tradable. The remaining 11,819 shares of common stock outstanding are “restricted securities” as defined in Rule 144 held by our “affiliates” (as those terms are defined in Rule 144 under the Securities Act). These restricted securities may be sold in the future pursuant to registration statements filed with the SEC or without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act.

As of June 7, 2004, there was an aggregate of 6,031,805 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 5,814,158 shares issuable upon exercise of options outstanding under our option plans, and 100,000 shares of common stock issuable upon exercise of an outstanding warrant issued to the trustee in the Napster bankruptcy in connection with our acquisition of the Napster assets. Virgin has piggyback registration rights with respect to 235,294 shares of our common stock currently held by Virgin (which shares are currently freely tradable under Rule 144(k)). We may register additional shares in the future in connection with acquisitions, compensation or otherwise. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

Our principal executive offices are located in Santa Clara, California. The table below lists our principal leased or licensed facilities as of June 14, 2004.

Location	Description	Approximate Square Footage	Lease Expiration
Santa Clara, California	Corp. Headquarters	31,445	November 2006
Richmond Hill, Ontario, Canada	Office—Roxio Division	45,522	December 2008
West Hollywood, California	Office—Napster Division	15,000	September 2006

We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available to meet our development and expansion needs on commercially reasonable terms. In addition to the above listed facilities, we sublease certain other facilities which we are not using for our business.

ITEM 3.     LEGAL PROCEEDINGS

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturer (“OEMs”) customers that the OEMs have been approached by certain of these companies regarding possible patent infringement related to certain Roxio and MGI Software products that these OEMs bundle with their respective computer products. During the fiscal year ended March 31, 2003, Roxio settled one of these claims for cash payments totaling approximately $600,000. Roxio estimates that the low end of the range of the cost to settle the remaining MGI Software-related claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued $2.5 million as part of the purchase price allocation of MGI Software, which is included in accrued liabilities, related to the settlement of these claims. The amount, if any, necessary to settle patent claims related to Roxio’s software products cannot be determined at this time.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. The plaintiffs are seeking unspecified damages. The patent at issue in the case has expired, and Roxio intends to continue to defend the action. Because the case is at an early state, the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima Technology Corporation filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx alleging infringement of certain of their patents by our Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. We believe the claims are without merit and intend to defend ourselves vigorously. On February 20, 2004, we filed a countersuit against Optima Technology Corporation alleging infringement of certain of our patents by their CD-R Access Pro product. We are seeking unspecified damages and injunctive relief. Because the case is at an early stage, the outcome cannot be predicted with any certainty.

Roxio and Pressplay have been notified by a number of companies that the Pressplay and Napster online music distribution services may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by Napster, LLC to these entities. The amount of money, if any, necessary to settle these claims cannot be determined at this time.

Roxio is a party to other litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Roxio believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position
Wm. Christopher Gorog	51	Chief Executive Officer and Chairman of the Board of Directors
Thomas J. Shea	39	President and Chief Operating Officer, Software Division
Bradford D. Duea	35	President, Napster Division
Laura B. Goldberg	36	Chief Operating Officer, Napster Division
Nand Gangwani	36	Vice President and Chief Financial Officer

Wm. Christopher Gorog has served as our chief executive officer and director since September 2000. From September 2000 through May 2003, Mr. Gorog also served as president of Roxio. In September 2001, Mr. Gorog was elected chairman of the Board of Directors of Roxio. From February 1999 to September 2000, Mr. Gorog served as a consultant in the entertainment and media industry, including serving as advisor to J.H. Whitney, an asset management company, in HOB Entertainment, Inc.’s acquisition of Universal Concerts. From November 1995 to February 1999, Mr. Gorog served as president of new business development at Universal Studios, an entertainment company. From January 1995 to November 1995, Mr. Gorog served as executive vice president of group operations at Universal Studios. Mr. Gorog is a director of Guitar Center, Inc., a music instrument retail chain. Mr. Gorog earned a B.A.S. in Telecommunications and Film from San Diego State University.

Thomas J. Shea has served as our president and chief operating officer, software division, since May 2003. Prior to that, Mr. Shea served as our senior vice president and chief operating officer from September 2000 through May 2003. Previously, Mr. Shea served as Vice President and General Manager of the Software Products Group for Adaptec. Mr. Shea held various positions within Adaptec since joining Roxio in 1987. Mr. Shea holds a B.S. in Electrical Engineering and Computer Science from the University of California at Berkeley.

Bradford D. Duea has served as our president, Napster division since January 2004. Prior to that, Mr. Duea served as our vice president of business development from February 2001 through January 2004. From January

2000 to February 2001, Mr. Duea served as vice president, corporate development and corporate secretary of People Support, Inc., a provider of electronic customer relationship management solutions. From September 1996 to January 2000, Mr. Duea was an associate of O’Melveny & Myers LLP, a law firm. Mr. Duea holds a B.A. in Law and Society from the University of California at Santa Barbara, an M.B.A. in Finance and International Marketing from the University of Southern California, and a J.D. from the University of San Diego.

Laura Goldberg has served as our chief operating officer, Napster division since January 2004. Prior to that, Ms. Goldberg served as our Senior Vice President Operations, Napster division, from May 2003 to January 2004. From April 2001 to May 2003, Ms Goldberg served as Senior Vice President Operations of Duet GP d/b/a Pressplay. From August 1999 to April 2001, Ms Goldberg served as General Manager at Universal Music Group, an entertainment company. Ms Goldberg holds a B. S. in Industrial Management from Carnegie Mellon University and an M.B.A. from the Harvard Business School.

Nand Gangwani has served as our vice president and chief financial officer since November 2003. Prior to that, Mr. Gangwani served as our Vice President of Strategic Planning and M&A from January 2002 to November 2003. From May 2000 to November 2001, Mr. Gangwani served as Vice President of Corporate and Business Development at Evolve Inc., a software company. From November 1997 to April 2000, Mr. Gangwani served as Manager of Corporate Development at Intuit, a software company. Mr. Gangwani holds a B.S. in Chemical Engineering from the Indian Institute of Technology and an M.B.A. in Finance from Bentley College.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of our line of credit agreement with Silicon Valley Bank restrict our ability to pay dividends.

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market under the symbol “ROXI.” The approximate number of holders of record of our common stock as of June 7, 2004 was 844.

Our common stock was first listed on the Nasdaq National Market on May 4, 2001. The range of high and low sales prices of our common stock, as reported by the Nasdaq National Market System, for fiscal 2003 and 2004 is as follows:

Quarter Ended	High	Low
June 30, 2002	$25.30	$6.12
September 30, 2002	8.20	3.00
December 31, 2002	6.15	2.25
March 31, 2003	6.74	4.25
June 30, 2003	8.38	4.75
September 30, 2003	10.95	6.06
December 31, 2003	11.47	3.78
March 31, 2004	5.51	3.32

Recent Sales of Unregistered Securities

On January 13, 2004, Roxio issued 5,500,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $4.10 per share with gross proceeds of $22.6 million. The gross proceeds were reduced by placement fees and legal and accounting fees of $1.7 million. The sale and issuance of these securities were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) of such Securities Act.

Equity Compensation Plan Information

We currently maintain six equity compensation plans: the Amended and Restated 2000 Stock Option Plan (“2000 Plan”), the Amended and Restated 2001 Stock Plan (“2001 Plan”), the 2001 Directors Option Plan (“Directors Plan”), the Amended and Restated 2001 Employee Stock Purchase Plan (“ESPP”), the 2002 Stock Plan (“2002 Plan”) and the 2003 Stock Plan (“2003 Plan”).

Equity Compensation Plans Approved by Stockholders.    Each of our 2000 Plan, 2001 Plan, Directors Plan and ESPP was approved by Adaptec, our sole stockholder at the time each plan was adopted. The 2003 Plan was approved by our stockholders at our annual meeting of stockholders on September 18, 2003.

Under the 2000 Plan, 2001 Plan and 2003 Plan, our Board of Directors, or a committee of the Board, may grant stock options and restricted stock awards to employees and consultants of Roxio or one of our subsidiaries and to Roxio directors. The purchase price of any shares of our common stock subject to an award granted under either plan will be determined by our Board or a committee of the Board at the time of grant, and may be less than the fair market value of the underlying stock at that time. Awards granted under either plan may be fully vested at grant or subject to a vesting schedule determined by our Board or a committee of the Board. Each option granted under these plans will expire not more than ten years after its date of grant. Unvested shares of restricted stock are subject to repurchase by Roxio upon the termination of the holder’s employment or service. To date, no restricted stock awards have been granted.

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

Equity Compensation Plan Not Approved by Stockholders.    The 2002 Plan did not require approval of, and has not been approved by, our stockholders. The 2002 Plan allows our Board of Directors, or a committee of the Board, to grant stock options and restricted stock awards to employees and consultants of Roxio or one of our subsidiaries. Employees who are Roxio officers and Roxio directors are not eligible to receive awards under the 2002 Plan. To date, only stock options have been granted under the 2002 Plan. The purchase price of any shares of our common stock subject to an award granted under the 2002 Plan will be determined by our Board or a committee of the Board at the time of grant of the award, and may be less than the fair market value of the underlying stock at that time. Restricted stock awards granted under the 2002 Plan may be fully vested at grant or subject to a vesting schedule determined by our Board or a committee of the Board. Each option granted under the 2002 Plan will expire not more than ten years after its date of grant. Unvested shares of restricted stock are subject to repurchase by Roxio upon the termination of the holder’s employment or service. To date, no restricted stock awards have been granted.

Summary Table.    The following table sets forth, for each of Roxio’s equity compensation plans, the number of our shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2004.

Plan category	Number of shares of Roxio common stock to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options(2)	Number of shares of Roxio common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	5,406,228	$8.90	2,263,913	(3),(4)
Equity compensation plans not approved by stockholders	553,956	$11.33	184,106	(5)

Total	5,960,184	$9.13	2,448,019

(1)	This column does not reflect shares that may be acquired under the ESPP in the current purchase period because that number is not determinable until the end of the period.

(2)	This column does not reflect the price of shares that may be acquired under the ESPP in the current purchase period because that price is not determinable until the end of the period.

(3)	Of these shares, 345,985 were available under the ESPP and the balance is available for option grants under our other stockholder-approved equity compensation plans. Up to 117,477 of these shares are available for restricted stock award grants under the 2001 Plan.

(4)	On April 1 of each year during the term of the 2001 Plan, the total number of shares available for award purposes under the 2001 Plan will increase by the lesser of 2,000,000 shares or 6% of the total number of common shares issued and outstanding as of the immediately preceding March 31, or a lesser number determined by the Board of Directors. On April 1 of each year during the term of the Employee Stock Purchase Plan, the total number of shares available for purchase under the ESPP will increase by the lesser of 100,000 shares or 1.5% of the total number of common shares issued and outstanding as of the immediately preceding March 31, or a lesser number determined by the Board of Directors. Accordingly, on April 1, 2004, the aggregate number of shares available for issuance under the 2001 Plan increased by 2,000,000 shares and aggregate number of shares available for issuance under the ESPP increased by 100,000 shares. The information presented in this table was calculated as of March 31, 2004 and does not reflect these increases, or any possible future increases, to the number of shares available under these plans.

All of these shares are available for option and restricted stock award grants under the 2002 Plan.

ITEM 6.     SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial data of Roxio reflect our historical operating results and balance sheet data. Our consolidated statement of operations data set forth below for the years ended March 31, 2004, 2003, 2002, 2001 and 2000 and the consolidated balance sheet data as of March 31, 2004, 2003, 2002, 2001 and 2000 are derived from audited consolidated financial statements. The audited consolidated statement of operations for the years ended March 31, 2004, 2003 and 2002 and the audited consolidated balance sheet as of March 31, 2004 and 2003 are included elsewhere in this annual report. This selected historical consolidated financial data should be read in conjunction with those financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere in this annual report.

The following selected financial information has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of our future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition, the financial information for the fiscal years ended March 31, 2000 and 2001 and part of the fiscal year ended March 31, 2002 was carved out from Adaptec’s consolidated financial statements and thus, did not necessarily reflect what our financial position and operating results would have been had we operated as a separate, stand-alone entity during these fiscal years.

	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$99,296	$120,408	$142,521	$121,908	$77,791
Cost of revenues	36,316	34,148	30,628	27,553	16,971

Gross profit	62,980	86,260	111,893	94,355	60,820
Operating expenses:
Research and development	31,142	21,582	21,637	17,532	13,917
Sales and marketing	42,625	41,255	49,247	34,560	18,548
General and administrative	23,994	26,804	19,327	15,392	9,716
Restructuring charges	10,417	578	—	—	—
Amortization of other intangible assets	2,803	3,610	4,672	12,515	5,639
Stock-based compensation charges(1)	2,073	1,936	8,110	4,865	149
Write-off of acquired in-process research and development(2)	—	—	1,110	—	3,393

Total operating expenses	113,054	95,765	104,103	84,864	51,362

Income (loss) from operations	(50,074)	(9,505)	7,790	9,491	9,458
Gain on sale of GoBack product line	10,622	—	—	—	—
Other income, net	(15)	471	1,285	—	—

Income (loss) before provision for income taxes	(39,467)	(9,034)	9,075	9,491	9,458
Provision for income taxes	4,946	910	6,726	5,921	4,288

Net income (loss)	$(44,413)	$(9,944)	$2,349	$3,570	$5,170

Net income (loss) per share:
Basic	$(1.62)	$(0.51)	$0.14	$0.22	$0.31

Diluted	$(1.62)	$(0.51)	$0.13	$0.22	$0.31

Weighted average shares used in computing net income (loss) per share:
Basic	27,496	19,477	17,216	16,500	16,500

Diluted	27,496	19,477	17,518	16,500	16,500

(1)

For the fiscal year ended March 31, 2004, stock based compensation charges totaled $2.1 million, of which $38,000 relates to cost of revenues, $561,000 relates to research and development activities, $503,000 relates to sales and marketing activities and $971,000 relates to general and administrative activities. For the fiscal year ended March 31, 2003, stock based compensation charges totaled $1.9 million, of which $49,000 relates to cost of revenues, $715,000 relates to research and development activities, $113,000 relates to sales and marketing activities and $1.1 million relates to general and administrative activities. For the fiscal year ended March 31, 2002, stock based compensation charges totaled $8.1 million, of which $103,000 relates to cost of revenues, $1.5 million relates to research and development activities, $4.2 million relates to sales and marketing activities and $2.3 million relates to general and administrative activities. For the fiscal year ended March 31, 2001, stock based compensation charges totaled $4.9 million, of which $45,000 relates to cost of revenues, $3.1 million relates to research and development activities, $570,000 relates to sales and marketing activities and $1.2 million relates to general and administrative activities. For the fiscal year ended March 31, 2000, stock based compensation charges totaled $149,000 relating to research and development activities.

(2)	The consolidated statement of operations data for the fiscal year ended March 31, 2002 includes results of operations of MGI Software Corp. from January 31, 2002 through March 31, 2002. The acquisition of MGI Software Corp. resulted in a write-off of acquired in-process research and development of $1.1 million. The consolidated statement of operations data for the fiscal year ended March 31, 2000 includes results of operations of CeQuadrat GmbH from July 1, 1999 and Wild File, Inc. from March 11, 2000. The acquisitions of CeQuadrat GmbH and Wild File, Inc. resulted in write-offs of acquired in-process research and development of $3.0 million and $377,000, respectively.

	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$34,527	$44,605	$54,209	$14,919	$6,542
Total assets	203,348	158,495	162,126	70,774	68,238
Long-term obligations	68	5,490	921	—	—
Total owner’s net investment/stockholders’ equity	144,381	116,192	121,728	40,617	44,748

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

Overview

This overview provides our perspective on the following individual sections of MD&A:

•	Significant Transactions—a discussion of our acquisitions and divestiture.

•	Our Critical Accounting Policies and Estimates—a discussion of accounting policies that require critical judgments and estimates.

•	Results of Operations—an analysis of our Company’s consolidated results of operations for the three years presented in our financial statements.

•	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, and contractual obligations.

•	Litigation—a discussion of pending litigation, claims and other matters.

•	Recent Accounting Pronouncements—information on recent accounting pronouncements.

Roxio is a leading provider of digital media software and services for the consumer market. We have pioneered the development of consumer software products and services that allow our customers to create, acquire, manage and move rich digital media. The digital media software industry and the related OEM industry (PC, digital still and video cameras, printers, etc.) have become increasingly competitive, resulting in increasing price pressure and lower revenues for many of the competitors’ products. The online music industry is also becoming highly competitive. Our strategy is to expand our offerings for both products and services to allow for even easier management of and access to rich digital entertainment and personal media, including music, photos and video. We provide software that enables individuals to record digital content onto CDs and DVDs and we offer photo and video editing products. Taken together, these products enable us to deliver a comprehensive digital media solution to our customers. Through our Napster service, users can legally stream, download and copy, or “burn” a wide variety of digital music. Our products and services allow customers to access, archive, create, customize and share digital materials in formats compatible with the growing number of digital entertainment devices such as personal computers (PCs), CD and DVD players, compressed audio players and personal digital assistants.

During fiscal year 2004, we have undertaken a number of restructurings, particularly workforce reductions and real estate consolidations, to react to market conditions, reducing expenses through strong cost cutting measures, consolidating operations and undertaking work force reductions. Further, in April 2003, we consummated the sale of our GoBack product line to Symantec in a transaction accounted for as a sale of assets. In fiscal year 2004, we also began to provide an online music subscription service as a result of our acquisition of Napster, LLC that offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded as well as the ability to purchase individual tracks or albums on an a-la-carte basis. As a result of these restructurings, our current business is focused primarily on two segments or divisions, the consumer software products division and the online music distribution division. To date, we have derived the majority of our revenues from sales of consumer software products.

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

One of our distributors, Navarre Corporation, accounted for 17% of net revenues for fiscal 2004, as compared to 18% for fiscal 2003 and less than 10% for fiscal 2002. A second distributor, Ingram Micro, accounted for 14% of net revenues for fiscal 2004, as compared to 22% for fiscal 2003 and 32% for fiscal 2002. One OEM customer, Dell Computer Corporation, accounted for 14% of net revenues for fiscal 2004, as compared to 12% for fiscal 2003 and less than 10% for fiscal 2002.

Significant Transactions

Acquisitions

In May 2003, Roxio acquired substantially all of the ownership of Napster, LLC (f/k/a Pressplay), a provider of an online music service. Napster, LLC was not affiliated with Napster, Inc. Pressplay served as the foundation for Roxio’s online music service which was launched on October 29, 2003 under the Napster brand. In consideration of the acquisition, Roxio exchanged $12.5 million in cash, issued 3.9 million shares of Roxio’s common stock valued at $23.5 million and obligated itself to pay up to $12.4 million in contingent payments based on Roxio’s future cash flows from the Napster business. Roxio incurred approximately $1.9 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price of the transaction. This acquisition was accounted for as a purchase and Napster, LLC’s (f/k/a Pressplay) results of operations are included in our financial statements from the date of acquisition.

In November 2002, we acquired certain assets of Napster, Inc., in exchange for $6.1 million in total consideration which consisted of $5.7 million in cash and warrants to purchase up to 100,000 shares of Roxio’s common stock. The assets purchased consisted primarily of trademarks, patents and fixed assets.

In January 31, 2002, Roxio acquired all of the outstanding shares and assets of MGI Software Corp. (“MGI Software”), a Canadian company that developed Internet imaging products and digital video and photography solutions, in a two step asset and stock acquisition. Roxio’s primary reason for acquiring MGI Software was to expand its product offerings. Roxio issued approximately 2.2 million shares of its common stock with a value of $31.4 million in exchange for all of the outstanding shares of MGI Software. This acquisition was accounted for as a purchase and MGI Software’s results of operations are included in our financial statements from the date of acquisition.

Divestitures

In April 2003, Roxio sold its GoBack product line and related tangible and intangible assets to Symantec. Cash consideration of $10.2 million was due at the date of the sale with a further $2.8 million held in escrow. This escrow was subject to claims for certain potential contingencies and was paid to Roxio after the one-year anniversary date of the close of the transaction. A total of $1.1 million of the escrow amount was recognized as consideration at the time of the transaction. The remainder was recognized in April 2004 upon satisfaction of the conditions specified in the purchase agreement. In the fiscal year ended March 31, 2004, Roxio recorded a gain of $10.6 million from the sale of the GoBack product line.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to: sales returns and allowances, bad debt allowances, provisions for excess and obsolete inventory, warranty reserves, restructuring reserves, intangible assets and deferred income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Note 1 to Consolidated Financial Statements provides a summary of our significant accounting policies. Certain of these policies require substantial judgment on the part of management. These critical accounting policies and the effect that changes in management’s estimates could have on our consolidated financial statements are further described below.

Revenue recognition.    We recognize revenues in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements” and American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” including subsequent interpretations.

We primarily sell our consumer software products through two channels: OEMs and distributors.

For software product sales to OEMs, revenues are generally recognized based on reported product shipments from OEMs to their customers provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. For arrangements in which all elements are not delivered at the point of reported product shipment (e.g., there is an ongoing obligation to provide upgrades or support services), revenues are deferred and amortized over the fulfillment period.

For software product sales to distributors, revenues are recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Our distributor arrangements provide distributors with certain product rotation rights. Additionally, we permit our distributors to return products in certain circumstances, generally during periods of product transition. End users additionally have the right to return their product within 30 days of the purchase. We establish allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SAB 104. These allowances are recorded as a direct reduction of revenues and as an accrued liability. Management applies significant judgment and relies on historical experience in establishing these allowances. If future return patterns differ from past return patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues. If at any point in the future we become unable to estimate returns reliably, we could be required to defer recognizing revenues until the distributor notifies us that the product has been sold to an end user. We utilize mail-in rebates (“MIRs”) as a marketing tool to promote our products and acquire new customers. Estimated redemption of MIRs is recorded as a direct reduction to revenues and is accrued at the date the related revenues are recognized. Estimates are based upon historical redemption rates and current market factors.

For direct software product sales to end users, revenues are recognized upon shipment by us to the end users, provided all appropriate revenue recognition criteria have been met.

Costs related to post-contract customer support (“PCS”) are accrued at the date the related revenues are recognized. PCS obligations relate to telephone support, and minor bug fixes and updates are downloadable from our web site. As no separate charge is made for the PCS and the PCS is available for a period of less than one year, we do not ascribe any value to the PCS or defer any portion of revenues for it. If PCS services become a more significant portion of our costs or we make it available for more than one year, we may be required to assign a portion of our revenues to PCS and recognize those revenues over the period of the PCS services.

For month-to-month subscribers of our online music division, the monthly service billing is recognized as billed. For subscription sales greater than one month such as our annual subscription plan, customers pay in advance. These revenues and associated credit card costs are recognized ratably over the subscription period. Revenues from sales of individual songs or albums are recognized at the time the music is delivered, digitally, to the end user. Revenues from pre-paid cards are deferred and then recognized as tracks are downloaded by the end users. Revenues from licensees of Napster merchandising rights are recognized upon receipt of royalty reports from the licensee.

Allowance for doubtful accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. Generally, our customer payment terms do not exceed 45 days. In addition, we maintain a separate reserve for all invoices by applying a percentage based on the age category and an analysis of our historical experience of bad debts. We also monitor our accounts receivable for any build-up to any one customer, industry or geographic region. One customer accounted for 27% of accounts receivable at March 31, 2004 and 29% at March 31, 2003. A second customer accounted for 13% of accounts receivable at March 31, 2004 and 12% at March 2003. No other customer accounted for more than 10% of accounts receivable at March 31, 2004. Two additional customers accounted for 19% and 27%, respectively, of our accounts receivable at March 31, 2003. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable, including changes in general economic conditions, may result in a requirement for additional allowances in the future.

Long-lived assets.    Our long-lived assets consist primarily of goodwill and other intangible assets, property and equipment, and prepaid content fees for our online music business. We review long-lived assets for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such events or circumstances include, but are not limited to, significant changes in general economic conditions, a significant decrease in the fair value of the underlying business, difficulty or delays in integrating an acquired business or a significant change in the operations of our business.

Recoverability of long-lived assets other than goodwill is measured by comparison of the carrying amount to estimated future undiscounted cash flows the assets are expected to generate. Estimating these cash flows requires management to make judgments about growth in demand for our products, sustainability of gross margins and our ability to integrate acquired companies and achieve economies of scale. Changes in these estimates could require us to write down the carrying value of our long-lived assets. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Valuation of long-lived and intangible assets and goodwill.    In 2001, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. In lieu of amortization, Roxio is required to perform an impairment review of its goodwill balance on at least an annual basis, upon the initial adoption of SFAS No. 142 and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of Roxio’s reporting units below their carrying value. This impairment review involves a two-step process as follows:

Step 1—A comparison of the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we will move to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2—An allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

We currently operate two reportable segments, Consumer Software and Online Music, which are also reporting units for purposes of SFAS No. 142. Because Roxio constituted two reporting units at March 31, 2004, this test has been performed separately on a reporting unit basis. The estimation of fair value requires that we make judgments concerning future cash flows and appropriate discount rates. We completed our annual review during the fourth quarter of 2004. Based on impairment tests performed with the assistance of an independent third-party valuation firm, there was no impairment of our goodwill in fiscal 2004.

Investments in non-consolidated company.    We have made an investment in an early stage private company, YesVideo. This investment is accounted for under the cost method, as we do not have the ability to exercise significant influence over this company’s operations. We periodically monitor this investment for impairment and will record a reduction in carrying values if and when necessary. The evaluation process is based upon information that we request from this privately held company. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for this evaluation is subject to the timing and accuracy of the data received from this company. As part of the evaluation process, the review includes, but is not limited to, a review of YesVideo’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes and competition. If we determine that the carrying value of YesVideo is at an amount above fair value, or if YesVideo completes a financing based upon a valuation significantly lower than our initial investment, it is our policy to record a reserve and the related write-down would be recorded as an investment loss on our consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

At March 31, 2004, we had invested $3.0 million in YesVideo. If YesVideo does not complete an initial public offering or is not acquired by a publicly traded company for cash, in excess of our basis, there can be no assurance that we will be able to sell it at a gain or even recover our investment. The prolonged general decline in the Nasdaq National Market and the market prices of publicly traded technology companies, as well as any additional declines in the future, will adversely affect our ability to realize gains or a return of our capital on this investment. As of March 31, 2004, we had recorded no loss on this investment in YesVideo.

Restructuring Accrual.    During fiscal 2004, we recorded a restructuring charge of $10.4 million. The restructuring charge was primarily due to the reorganization of our European, Canadian, Japanese and domestic operations. We recorded this restructuring charge in accordance with SFAS No. 46, “Accounting for Exit Costs Associated With Exit or Disposal Activities” (“SFAS 146”). In order to determine our restructuring charge and corresponding liability, SFAS 146 required us to make a number of assumptions. These assumptions included estimated sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We developed these assumptions based on our understanding of the current real estate market as well as current market interest rates. The assumptions used are our management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $19.1 million as of March 31, 2004, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating losses and accrued liabilities and other provisions, not currently deductible for tax purposes. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

The following table sets forth our results of operations as a percentage of net revenues for the periods indicated:

	As a Percentage of Net Revenues
	For the Year Ended March 31,
	2004	2003	2002
Net revenues :
Consumer software	88%	100%	100%
Online music	12%	—	—

Total net revenues	100%	100%	100%
Cost of revenues :
Consumer software	24%	26%	20%
Online music	11%	—	—
Amortization of purchased technologies	2%	2%	1%

Total cost of revenues	37%	28%	21%

Gross profit	63%	72%	79%

Operating expenses:
Research and development	31%	18%	15%
Sales and marketing	43%	34%	34%
General and administrative	24%	22%	14%
Restructuring charges	11%	—	—
Amortization of intangible assets	3%	3%	3%
Stock-based compensation charges	2%	2%	6%
Write-off of acquired in-process research and development	—	—	1%

Total operating expenses	114%	79%	73%

Income (loss) from operations	(51%)	(7%)	6%
Gain on sale of GoBack product line	11%	—	—
Other income (loss), net	—	—	1%

Income (loss) before provision for income taxes	(40%)	(7%)	7%
Provision for income taxes	5%	1%	5%

Net income (loss)	(45%)	(8%)	2%

Comparison of Years Ended March 31, 2004, 2003 and 2002

Net Revenues

The following table sets forth, for the periods indicated, our retail revenues, OEM revenues, and online music revenues (in thousands and as a percentage of net revenues):

	For the Year Ended March 31,			As a Percentage of Net Revenues For the Year Ended March 31,
	2004	2003	2002	2004	2003	2002
Retail revenues	$61,668	$86,552	$84,980	62%	72%	60%
OEM revenues	25,664	33,856	57,541	26%	28%	40%
Online music revenues	11,964	—	—	12%	—	—

Net revenues	$99,296	$120,408	$142,521	100%	100%	100%

Retail Revenues

Retail revenues consist of sales to distributors and direct sales to end-users. Retail revenues decreased 29% or $24.9 million in fiscal 2004 from fiscal 2003. This decrease is due to the divestiture of our GoBack product line which resulted in a decrease of $4.8 million, an increase in provision for expected returns of $3.9 million, mostly attributable to Easy CD & DVD Creator 6 product returns resulting from the version 7 release, and the remainder of the decrease is primarily due to fewer new version releases of our software products in fiscal 2004 as compared to fiscal 2003.

Retail revenues increased 2% or $1.6 million from fiscal 2002 to fiscal 2003. This increase was primarily due to the launches of Easy CD & DVD Creator 6 and WinOnCD 6 in fiscal 2003, as well as sales of products acquired through the acquisition of MGI Software in January 2002. We expect that retail revenues will increase slightly in the future due to the release of Easy Media Creator 7.0 in the fourth quarter of fiscal 2004.

OEM Revenues

OEM revenues consist of sales to OEMs such as PC manufacturers and CD and DVD-recordable drive manufacturers and integrators. OEM revenues decreased 24% or $8.2 million in fiscal 2004 from fiscal 2003. OEM revenues decreased 41% or $23.7 million from fiscal 2002 to fiscal 2003. The decrease in both fiscal years was primarily due to lower per-unit royalty rates and a decrease in the number of OEM manufacturers shipping our products.

In the future, we anticipate that CD and DVD-recording technology revenues from our sales to OEMs will continue to decline in total, on a per-unit basis and as a percentage of total net revenues, as a result of increased competition in the maturing CD and DVD-recording technology. In particular, beginning in October 2003, a significant customer, Dell Computer Corporation, now only bundles our CD and DVD-recording technology with their commercial desktop sales. As a result, revenues from this customer declined by $1.9 million in fiscal 2004.

Online Music Revenues

Online music revenues consist of revenues generated from our online music subscription service and purchases of individual tracks or albums on an a-la-carte basis. We began to generate online music revenues with the acquisition of Napster, LLC in May 2003 (fiscal 2004). Online music revenues were $12 million in fiscal 2004. We anticipate that net revenues from our online music distribution division will continue to increase in the future as a result of continued marketing activities and a number of initiatives planned to drive customer growth and move into international markets.

International Revenues

International revenues accounted for approximately $36.1 million or 36% of net revenues in fiscal 2004 and $58.4 million or 49% of net revenues in fiscal 2003. For both years, the decrease in international revenues is primarily due to declining OEM sales and increased competition for our retail software products. International revenue for fiscal year 2002 is impractible to obtain. We anticipate that in the future international revenues will not fluctuate significantly as a percentage of our total sales.

Gross Margin

The following table sets forth, for the periods indicated, our consumer software gross margin and online music gross margin as a percentage of net revenues:

	As a Percentage of Net Revenues For the Year Ended March 31,
	2004	2003	2002
Consumer software	70%	72%	79%
Online music	12%	—	—

Note—Effect of amortization of purchased technologies has been included in the gross margin discussed below.

Gross margin is the percentage of profit from net revenues after deducting cost of revenues, which includes costs related to the physical goods shipped, third party licensed intellectual property, freight, warranty, end user technical support, scrap and royalties to content providers. Our gross margin from OEM revenues is generally significantly higher than our gross margin from retail revenues primarily due to lower product costs and to a lesser extent due to a different level of product support effort associated with OEM sales compared to retail sales. For sales of our products through OEMs, the OEMs are responsible for the first level of product support and we only provide a second level of support to the OEM. Our technical support costs as a percentage of our revenues have declined as a result of the consolidation of these services into our Canadian facility during fiscal 2004 as well as changes in the levels of support currently provided to end users.

Gross margin for the consumer software division decreased slightly to 70% in fiscal 2004 from 72% in fiscal 2003. The decrease in the margin was primarily a result of the change in sales mix to a higher percentage of retail sales, which carry a lower margin, and a lower percentage of product licensing sales to OEMs, which carry a higher margin, and a four percentage point increase in the cost of royalty expenses. These gross margin increases were partially offset by a decrease of one percentage point in standard costs on our retail products and a decrease of two percentage points in reduced technical support costs.

Gross margin for the consumer software division decreased to 72% in fiscal 2003 from 79% in fiscal 2002. The decrease in the margin was primarily a result of the change in sales mix to a higher percentage of retail sales, which carry a lower margin, and a lower percentage of product licensing sales to OEMs, which carry a higher margin, increases in the cost of technical support services and royalty expenses and increased amortization of purchased technologies in fiscal 2003 as a percentage of cost of revenues. We believe that our gross margin percentage for the software division will increase slightly in the future as a result of restructuring efforts in fiscal 2004 that have improved our gross margins going forward.

Gross margin for the online music division represented 12% of our net revenues in fiscal 2004. The lower gross margin for the online music distribution compared to the software division is due to differences in the composition of cost of sales in the online music business model. We anticipate that our gross margin percentages for the online music distribution division will improve slightly in the future as we grow the business and achieve economies of scale.

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

The following table sets forth, for the periods indicated, our operating costs (in thousands and as a percentage of net revenues):

	For the Year Ended March 31,			As a Percentage of Net Revenues For the Year Ended March 31,
	2004	2003	2002	2004	2003	2002
Research and development	$31,142	$21,582	$21,637	31%	18%	15%
Sales and marketing	42,625	41,255	49,247	43%	34%	34%
General and administrative	23,994	26,804	19,327	24%	22%	14%
Restructuring charges	10,417	578	—	11%	—	—
Amortization of intangible assets	2,803	3,610	4,672	3%	3%	3%
Stock-based compensation charges	2,073	1,936	8,110	2%	2%	6%
Write-off of acquired in-process research and development	—	—	1,110	—	—	1%

	$113,054	$95,765	$104,103	114%	79%	73%

Research and Development.    Research and development expenses consist primarily of salary, benefits, and contractors’ fees for our development and other costs associated with the enhancements of existing products and development of new products.

Research and development expenses increased 44% to $31.1 million in fiscal 2004 from $21.6 million in fiscal 2003. This increase was primarily due to an increase in headcount and other related expenses of $11.9 million attributable to the acquisition of Napster, LLC in fiscal 2004. This increase was partially offset by a decrease in research and development expenses related to the software division of $2.4 million primarily due to headcount reductions related to our restructuring efforts during fiscal 2004.

Research and development expenses remained consistent during fiscal 2003 from fiscal 2002. In fiscal 2003, there was an increase in payroll and related costs of $2.7 million and an increase in rental expense of $2.1 million, primarily attributable to facilities associated with our acquisition of MGI Software. However, this increase was substantially offset by a reduction in bonus expense of $3.0 million, a reduction in outside services expense of $700,000 and a reduction in various other expenses of $1.1 million.

Research and development headcount was 175 at March 31, 2004, 189 at March 31, 2003 and 204 at March 31, 2002. During fiscal 2004, research and development headcount increased by 65 new employees from Napster, LLC, offset by a net reduction of 79 research and development personnel in the consumer software division. We anticipate that research and development expenses will decrease in the future as the result of our continued cost control efforts.

Sales and Marketing.    Sales and marketing expenses consist primarily of salary, commissions and benefits for sales and marketing personnel and costs associated with advertising and promotions.

Sales and marketing expenses increased 3% to $42.6 million in fiscal 2004 from $41.3 million in fiscal 2003. This increase was primarily due to an increase in headcount and other related expenses of $15.6 million attributable to the online music division, including approximately $7.2 million in advertising expense related to the launch of Napster 2.0 in October 2003. These increases were partially offset by a reduction in sales and marketing expense of $14.4 million in our consumer software division.

Sales and marketing expenses decreased 16% in fiscal 2003 from fiscal 2002. The decrease in sales and marketing expenses was primarily due to a reduction in advertising expense of $9.1 million, a reduction in bonus expense of $1.4 million and a reduction in various other expenses of $1.3 million. This decrease was partially offset by an increase in payroll and related costs of $2.2 million and an increase in rental expense of $1.9 million primarily attributable to the acquisition of MGI Software.

Sales and marketing headcount was 72 at March 31, 2004, 93 at March 31, 2003 and 108 at March 31, 2002. The decrease in sales and marketing headcount in fiscal 2004 was primarily due to a net reduction of 36 sales and marketing personnel for our consumer software division, slightly offset by a net increase in headcount of 15 new employees attributable to the acquisition of Napster, LLC. We anticipate sales and marketing expenses to increase in the future as a result of continued marketing activities and a number of initiatives planned to drive customer growth and move into international markets.

General and Administrative.    General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities.

General and administrative expenses decreased 10% to $24.0 million in fiscal 2004 from $26.8 million in fiscal 2003. General and administrative expense for the consumer software division decreased $11.4 million. This decrease is primarily a result of cost reductions due to our restructuring efforts of $5.1 million, a decrease in outside services of $1.5 million, and higher general and administrative expenses in fiscal 2003 as a result of the $4.8 million Incat legal settlement and related legal expenses. These decreases were partially offset by an increase in headcount and other related expenses of $8.6 million attributable to the online music division.

General and administrative expenses increased 39% in fiscal 2003 from fiscal 2002. The increase was primarily the result of a $4.8 million Incat legal settlement and related legal expenses. The integration of MGI Software contributed to an increase in payroll and related costs of $1.9 million, an increase in rent expense of $1.9 million and an increase in outside services of $1.9 million. The increase in general and administrative expenses in fiscal 2003 was partially offset by a reduction in bonus expense of $2.0 million and a reduction in various other expenses of $1.0 million.

General and administrative headcount was 72 at March 31, 2004, 68 at March 31, 2003 and 67 at March 31, 2002. The increase in headcount in fiscal 2004 was primarily due to a net addition of 14 new employees attributable to the acquisition of Napster, LLC, offset by a net reduction of 10 administrative personnel in the software division. We believe that general and administrative expenses will decline slightly in the future as a result of cost savings due primarily to the combined synergies of the software and online music businesses.

Restructuring Charges.    In the fourth quarter of fiscal 2004, Roxio recorded a restructuring charge of approximately $3.9 million. The restructuring charge was primarily in connection with the reorganization of Roxio’s domestic operations. The restructuring charge included $1.4 million of unused lease facilities write-offs, $719,000 of equipment write-offs, $1.4 million of severance and benefits related to the involuntary termination of approximately 63 employees and $397,000 of miscellaneous legal and tax expenses.

As a result of the restructuring, we expect to reduce compensation related expenses by approximately $700,000 per quarter. We also expect to reduce facility related operating expenses through the end of the related lease term and depreciation, through the end of the related useful lives, in the respective amounts of $130,000 and $60,000 per quarter.

In the third quarter of fiscal 2004, Roxio recorded a restructuring charge of approximately $4.4 million. The restructuring charge was primarily in connection with the reorganization of Roxio’s European and domestic operations. The restructuring charge included $2.0 million of unused lease facilities write-offs, $1.2 million of equipment write-offs, $806,000 of severance and benefits related to the involuntary termination of approximately 50 employees and $274,000 of miscellaneous legal and tax expenses.

As a result of the restructuring, we expected to reduce compensation related expenses by approximately $500,000 per quarter. We also expected to reduce facility related operating expenses through the end of the related lease term and depreciation, through the end of the related useful lives, in the respective amounts of $130,000 and $90,000 per quarter. In the remaining portion of fiscal year 2004, we realized the expected benefits of these restructuring efforts.

In the second quarter of fiscal 2004, Roxio recorded a restructuring charge of approximately $557,000. The restructuring charge was primarily due to the reorganization of Roxio’s Canadian, Japanese and domestic operations. The restructuring charge included $542,000 of severance and benefits related to the involuntary termination of approximately 37 employees, $75,000 of downward adjustment to the restructuring accrual in the first quarter ended June 30, 2003 due to lower actual costs than originally estimated for certain severance benefits and $90,000 of equipment write-offs.

As a result of the restructuring, we expected to reduce compensation related expenses by approximately $800,000 per quarter. We also expected to reduce depreciation, through the end of the related useful lives, in the amount of $7,000 per quarter. In the remaining portion of fiscal year 2004, we realized the expected benefits of these restructuring efforts.

In the first quarter of fiscal 2004, Roxio recorded a restructuring charge of $1.5 million. The restructuring charge was primarily due to the reorganization of Roxio’s European operations and the finalization of its consolidation of technical support in its Canadian facility. The restructuring charge included $1.0 million of severance and benefits related to the involuntary termination of approximately 60 employees, $362,000 of equipment write-offs and $115,000 of miscellaneous expense.

As a result of the restructuring, we expected to reduce compensation related expenses by approximately $2.0 million per quarter. We also expected to reduce depreciation, through the end of the related useful lives, in the amount of $25,000 per quarter. In the remaining portion of fiscal year 2004, we realized the expected benefits of these restructuring efforts.

The following table summarizes Roxio’s restructuring accrual established during fiscal 2004 (in thousands):

	Lease Termination Costs	Severance and Other Benefits	Assets Impairments	Other Costs	Total
	(in thousands)
Balance, March 31, 2003	$—	$—	$—	$363	$363
Additional accrual	3,426	3,789	2,416	786	10,417
Cash payments	—	(2,556)	—	(94)	(2,650)
Non cash items	—	—	(2,416)	—	(2,416)
Adjustment to liability	(186)	—	—	(214)	(400)

Balance, March 31, 2004	$3,240	$1,233	$—	$841	$5,314

Roxio’s estimates of the excess facilities charge may vary significantly depending, in part, on factors, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases, that may be out of our control. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected.

We do not anticipate significant additional restructuring charges in the next twelve months.

Amortization of Other Intangible Assets.    Amortization of other intangible assets was $5.2 million in fiscal 2004, $6.4 million in fiscal 2003 and $6.1 million in fiscal 2002. This expense represented 5%, 5% and 4% of net revenues in fiscals 2004, 2003 and 2002, respectively.

Amortization of intangible assets decreased 19% to $5.2 million in fiscal 2004 from $6.4 million in fiscal 2003. The decrease was due to the cessation of amortization expenses of $3.2 million related to certain intangible assets as these intangible assets were fully amortized, offset by additional amortization expense of $2.0 million related to the intangible assets recorded in connection with our acquisitions of MGI Software in January 2002 and Napster, LLC, formerly known as Pressplay, in May 2003. Amortization of intangible assets is anticipated to be $5.2 million and $674,000 for the years ending March 31, 2005 and 2006, respectively.

Amortization of other intangible assets increased 4% in fiscal 2003 from fiscal 2002. This increase was due to additional expense of $3.2 million related to the intangible assets recorded in connection with our acquisition of MGI Software in January 2002 and Napster in November 2002, offset by the cessation of amortization expenses related to CeQuadrat’s intangible assets in the second quarter of fiscal 2003 as these intangible assets were fully amortized.

Stock Based Compensation Charges.    Stock-based compensation charges relate to the amortization of costs associated with stock and warrants issued to Virgin Holdings Inc. (“Virgin”), stock options issued to employees, and the commitment of Roxio stock options to Adaptec employees who became Roxio employees.

Stock based compensation charges were $2.1 million in fiscal 2004, $1.9 million in fiscal 2003 and $8.1 million in fiscal 2002. This expense represented 2% of net revenues in fiscal 2004, 2% in fiscal 2003 and 6% in fiscal 2002.

Stock-based compensation charges have decreased in both fiscal years, primarily due to lower amortization expenses related to stock option grants and warrants issued in fiscal 2002 which were fully amortized. In fiscal 2002, we recorded deferred stock-based compensation of $11.7 million related to the issuance of stock option grants to Roxio employees at exercise prices below fair market value at the date of grant and the re-measurement of stock options granted to Adaptec employees who became Roxio employees upon legal separation. Also, in fiscal 2002, we recorded an additional $877,000 of non-cash charges associated with stock option commitments made in the third quarter of fiscal 2001 to Adaptec employees who were projected to become Roxio employees upon legal separation. In addition, in fiscal 2002, we issued common stock and a warrant to Virgin and recorded stock-based compensation of $2.8 million in connection with this transaction. In fiscal 2003, we recorded the remaining amortization expense of $175,000 related to the issuance of common stock to Virgin and an expense reduction of $705,000 related to the re-measurement of the warrant. We believe that stock-based compensation charges will not change significantly in future periods.

Write-off of Acquired In-Process Research and Development.    In connection with our acquisition of MGI Software in January 2002, we wrote off $1.1 million related to in-process research and development. See Note 2—Business Combinations of Notes to Consolidated Financial Statements.

Gain on Sale of GoBack Product Line.    In April 2003, Roxio sold its GoBack product line and related tangible and intangible assets to Symantec. Cash consideration of $10.2 million was received at the date of the sale with a further $2.8 million held in escrow. This escrow was subject to claims for certain potential contingencies and was paid to Roxio at the one-year anniversary date of the close of the transaction. A total of $1.1 million of the escrow amount was recognized as consideration at the time of the transaction. The remainder was recognized in April 2004. In the fiscal year ended March 31, 2004, Roxio recorded a gain of $10.6 million from the sale of the GoBack product line.

Other Income (Loss), Net.    Other income (loss), net, consists primarily of interest income on our cash equivalents and short-term investments, interest expense, realized gain (loss) on foreign transactions, and other miscellaneous income.

Interest income was $778,000, $892,000 and $1.2 million in fiscal years 2004, 2003 and 2002, respectively. The decrease from year to year was primarily due to lower overall interest yields on cash, cash equivalents and short-term investments.

Interest expense was $267,000, $222,000 and $10,000 in fiscal years 2004, 2003 and 2002, respectively. The increase in interest expense from year to year was primarily due to interest on the cash borrowings through our revolving line of credit.

Realized loss on foreign transactions was $351,000, $571,000 and $0 in fiscal years 2004, 2003, and 2002, respectively.

Miscellaneous other income (loss) was ($175,000), $372,000 and $0 in fiscal years 2004, 2003, and 2002, respectively. In fiscal year 2003, miscellaneous income consisted primarily of a $450,000 gain on the sale of patents.

Provision for Income Taxes.    Our effective income tax rates were (13%) in fiscal 2004, (10%) in fiscal 2003 and 74% in fiscal 2002. Our effective tax rate differs from the Federal statutory rate of 35% in fiscal years 2003 and 2002 primarily due to stock based compensation that is not deductible for tax purposes and taxes in foreign jurisdictions. Our effective tax rate differs from federal statutory rate of 35% in fiscal year 2004 primarily due to US and foreign losses to which no benefit was recognized and provision for taxes in foreign jurisdictions. We are subject to tax in jurisdictions in which we operate around the world. Our future effective tax rate will be impacted by our organizational structure and the geographic distribution of our worldwide revenue and profitability. As a result of these factors, our effective tax rate may vary in the future.

Liquidity and Capital Resources

Roxio ended fiscal 2004 with $67.1 million in cash, cash equivalents, restricted cash and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, an increase of $13.6 million as compared to fiscal 2003 year end. Our primary source of cash is receipts from revenues and, to a lesser extent, the issuance of common stock under private equity placements and borrowings under our line of credit. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent) and payments for the production of our products including royalties payable to content providers. Another source of cash is proceeds from the exercise of employee stock options and another use of cash is our purchase of fixed assets. Our working capital was $34.5 million at March 31, 2004.

Operating Activities

Net cash used in operating activities was $30.8 million for fiscal 2004 primarily due to a net loss of $44.4 million (which includes a gain on the sale of our GoBack product line of $10.6 million), net non-cash related expenses of $18.9 million and a decrease in accounts payable of $5.2 million. The decrease in accounts payable was primarily due to decreased spending and faster payments to our customers during fiscal 2004. This decrease was offset by decreases in accounts receivable and increases in income taxes payable, accrued liabilities and other long-term liabilities. The decrease in accounts receivable was primarily due to our improved collections during fiscal 2004. The increases in accrued liabilities and other long-term liabilities were primarily due to restructuring charges accrued during fiscal 2004. During fiscal 2004, net cash provided by operating activities was $1.3 million for the software division and net cash used in operating activities was $32.1 million to finance the operations of the online music distribution division.

Net cash provided by operating activities was $9.6 million in fiscal 2003 primarily due to a net loss of $9.9 million, net non-cash related expenses of $10.8 million and a decrease in accounts receivable of $10.4 million and an increase in income taxes payable of $4.3 million. The decrease in accounts receivable was primarily due to faster collections from our major customers. These increases in cash were partially offset by a decrease in accrued liabilities of $8.2 million which was primarily due to payments related to the acquisition of MGI Software in the fourth quarter of fiscal 2002.

Net cash provided by operating activities was $24.1 million in fiscal 2002 primarily due to net income of $2.3 million, net non-cash related expenses of $16.3 million and a net increase in operating assets and liabilities of $5.4 million

Investing Activities

Net cash used in investing activities was $21.2 million in fiscal 2004, primarily as a result of $4.8 million used to purchase capital equipment, primarily for the online music distribution division, $30.1 million used to purchase short-term investments, $14.6 million used to acquire Napster, LLC, formerly known as Pressplay and $1.7 million transferred to a restricted cash account. The outflows of cash were offset by proceeds of $10.0 million received from the sale of our GoBack product line and $20.1 million from the sales and maturities of our marketable securities.

Net cash used in investing activities was $27.0 million in fiscal 2003, primarily as a result of $4.2 million used to purchase capital equipment, $5.7 million used to purchase Napster’s assets, $29.7 million used to purchase short-term investments and $3.0 million used to invest in YesVideo. The outflows of cash were offset partially by proceeds of $15.6 million received from the sales and maturities of our marketable securities.

Net cash used in investing activities was $10.8 million in fiscal 2002 primarily as a result of $3.8 million of capital expenditures, $251,000 of additional capitalized website development costs, $4.7 million used to purchase short-term investments and $2.0 million of acquisition costs in connection with the acquisition of MGI Software in the fourth quarter of fiscal 2002.

Financing Activities

Net cash provided by financing activities was $53.3 million in fiscal 2004, primarily due to $41.4 million of net proceeds from the issuance of common stock through two private equity financings, $2.5 million in proceeds from the exercise of stock options and the employee stock purchase plan and $15.0 million of cash drawn on our line of credit. The inflows of cash were partially offset by $5.0 million used to pay off our former line of credit and $613,000 of principal cash payments made on our capital lease obligations.

In January 2004, we issued 5.5 million shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $4.10 per share with gross proceeds of $22.6 million. The gross proceeds will be reduced by placement fees and legal and accounting fees of approximately $1.7 million.

In June 2003, Roxio issued 4.0 million shares of common stock in a private equity placement to certain accredited investors. The shares were sold at a price of $5.50 per share with gross proceeds of $22.0 million. The gross proceeds were reduced by placement fees and legal and accounting fees of approximately $1.8 million.

Net cash provided by financing activities was $4.7 million in fiscal 2003, primarily due to $5.0 million borrowed under our line of credit and $1.4 million in proceeds from the exercise of stock options and the employee stock purchase plan. The inflows of cash were partially offset by $1.1 million of cash disbursed for the repurchase and retirement of our common stock under our authorized buy-back program and $557,000 of principal cash payments made on our capital lease obligations.

Net cash provided by financing activities was $34.0 million in fiscal 2002, primarily from the transfer of $27.4 million in net cash from Adaptec to fund our operations as a stand-alone entity. This amount consisted of $33.2 million transferred to us on the date of legal separation net of $5.8 million transferred by us to Adaptec prior to legal separation. In addition, we received proceeds from the exercise of stock options and the employee stock purchase plan totaling $4.7 million and proceeds from the sale of our common stock to a strategic partner of $2.0 million.

Line of Credit

In March 2004, Roxio entered into an agreement with a U.S. bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit bears interest at a variable rate of prime plus 0.5% per annum and expires in March 2006. The line of credit contains a material adverse conditions clause and certain covenants that require Roxio to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $10.0 million, (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 50% of net accounts receivable, less sales returns reserves, to total borrowings under the line of credit of not less than 2.00 to 1.00. At March 31, 2004, we were in compliance with all covenants and had drawn down $15.0 million under the line of credit.

In January 2002, we entered into a three-year agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of our assets. The line of credit bore interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum and expired in January 2005. The line of credit included a financial covenant that required us to maintain a minimum balance of cash, cash equivalents and short-term investments of $25 million. In November 2003, the line of credit was amended reducing the credit facility to $5.0 million and the maturity date to April 30, 2004 and requiring us to maintain a minimum deposit account of $6.0 million. There was $5.0 million outstanding under the line of credit during the quarter ended December 31, 2003. At December 31, 2003, the revolving line of credit was reclassified from non-current liability to current liability. The line of credit was paid off in March 2004.

Financial Position

We believe that the liquidity provided by existing cash, cash equivalents, restricted cash, short-term investments, and cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months.

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

Contractual obligations

Future payments due under our debt obligations, capital leases, operating leases and obligations to various content and distribution providers at March 31, 2004 are as follows (in thousands):

Year Ending March 31,	Line of Credit	Non- Cancelable Capital Leases	Non- Cancelable Operating Leases	Obligations to Content and Distribution Providers	Non- Cancelable Purchase Orders	Total
2005	$—	$438	$3,627	$1,533	$379	$5,977
2006	15,000	54	3,563	833	—	19,450
2007	—	18	2,526	—	—	2,544
2008	—	—	323	—	—	323
2009	—	—	226	—	—	226

Total	$15,000	$510	$10,265	$2,366	$379	$28,520

We expect that as our existing debt, capital leases, operating leases and obligations terminate over the next few years, we will enter into new agreements which will result in new obligations. We expect to continue experiencing operating losses related to our online music division until we achieve significantly higher revenues from our online music distribution service.

Litigation

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. During the fiscal year ended March 31, 2003, Roxio settled one of these claims for cash payments totaling approximately $600,000. Roxio estimates that the low end of the range of the cost to settle the remaining MGI Software related-claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued $2.5 million as part of the purchase price allocation of MGI Software, which is included in accrued liabilities, related to the settlement of these claims. The amount, if any, necessary to settle patent claims related to Roxio’s software products cannot be determined at this time.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. The plaintiffs are seeking unspecified damages. The patent at issue in the case has expired, and Roxio intends to continue to defend the action. Because the case is at an early state, the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima Technology Corporation filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of certain of their patents by our Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. We believe the claims are without merit and intend to defend ourselves vigorously. On February 20, 2004, we filed a countersuit against Optima Technology Corporation alleging infringement of certain of our patents by their CD-R Access Pro product. We are seeking unspecified damages and injunctive relief. Because the case is at an early stage, the outcome cannot be predicted with any certainty.

Roxio and Pressplay have been notified by a number of companies that the Pressplay and Napster online music distribution services may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by Napster, LLC to these entities. The amount of money, if any, necessary to settle these claims cannot be determined at this time.

Roxio is a party to other litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Roxio believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

Recent Accounting Pronouncements

Share-Based Payments

On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the vesting period. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use. The recommended effective date of the proposed standard for public companies is for fiscal years beginning after December 15, 2004. We have not completed our assessment of the impact of the proposed standard on our financial condition, results of operations or cash flow.

Revenue Recognition

In December 2003, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 updates portions of the SEC staff’s interpretive guidance provided in SAB 104 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB 104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB’s Emerging Issues Task Force (“EITF”) on various revenue recognition topics. SAB 104 also incorporates into the SAB Codification certain sections of the SEC staff’s “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers.” We adopted the disclosure requirements during the fiscal year ended March 31, 2004. The adoption of SAB 104 had no material impact on Roxio’s consolidated financial condition, results of its operations or its cash flows.

Other-Than-Temporary Impairment

At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during the fiscal year ended March 31, 2004.

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, although certain aspects have been delayed pending further clarifications. The adoption of SFAS 150 has to date not had a material impact on our business, financial position, cash flows or results of operations.

Accounting for Consolidations of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”, which subsequently has been revised by FIN 46-R. The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (called variable interest entities or “VIEs”) and on how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The requirements of FIN 46-R are effective for VIEs created after January, 2003; for all VIEs created before February 1, 2003 that are Special Purpose Entities (“SPEs”), those requirements are effective starting with the first reporting period ending after December 15, 2003, and for all other VIEs created before February 1, 2003, those requirements are effective starting with the first reporting period ending after March 15, 2004. The adoption of FIN 46-R to date did not have an effect on our business, financial position, cash flows or results of operations.

Accounting for Multiple Deliverable Revenue Arrangements

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 is effective for interim periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on our financial statements.

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. Roxio adopted SFAS No. 146 during the fourth fiscal quarter ended March 31, 2003. The provisions of EITF No. 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect upon adoption of SFAS No. 146 is to change on a prospective basis the timing of when restructuring charges are recorded, from a commitment date approach to the date when the liability is incurred. The fiscal year 2004 restructuring activities described in Note 7 to Consolidated Financial Statements have been accounted for in accordance with SFAS No. 146.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2004. Our cash equivalents are invested in money market funds, commercial paper and municipal securities, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities.

	Maturing in
	Less than One Year	More than One Year	Total	Estimated Fair Value
	(Dollars in thousands)
Short-term investments	$27,222	$1,268	$28,490	$28,490
Weighted-average interest rate	1.69%	4.54%

We do not currently hold any derivative instruments and do not engage in hedging activities. We have available to us a $15 million revolving line of credit. Currently, there is $15.0 million outstanding under the line of credit that bears interest at a variable rate of prime rate plus 0.50% per annum and expires in March 2006. We do not hold any other variable interest rate debt. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

Exchange rate risk

We develop our software in the United States, Canada and Europe, and sell it in North America, Europe, the Pacific Rim and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. For our foreign subsidiaries whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using period-end exchange rates and translate revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income and have not been significant for all periods presented.

For foreign subsidiaries, certain assets and liabilities are re-measured at the period end or historical rates as appropriate. Revenues and expenses are re-measured at the average rate during the period. Currency translation gains and losses are recognized in current operations.

We sell our consumer software products primarily to original equipment manufacturers and distributors throughout the world, resulting in sales denominated in U.S. dollars, Euro, and Japanese yen. We sell our online music products primarily to consumers in the United States, the United Kingdom, and Canada, resulting in sales denominated in U.S. dollars, United Kingdom pounds, and Canadian dollars. Cash and cash equivalents are predominantly denominated in U.S. dollars.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15 (a).

Unaudited Quarterly Results of Operations

	Three Months Ended
	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002
	(in thousands, except per share data)
Net revenues	$33,559	$18,763	$22,798	$24,176	$33,756	$26,430	$27,919	$32,303
Gross profit	$21,782	$9,861	$15,354	$15,983	$24,615	$18,275	$20,397	$22,973
Net income (loss)	$(6,565)	$(25,598)	$(11,880)	$(370)	$2,324	$(9,200)	$(1,848)	$(1,220)
Net income (loss) per share:
Basic	$(0.20)	$(0.92)	$(0.43)	$(0.02)	$0.12	$(0.47)	$(0.09)	$(0.06)
Diluted	$(0.20)	$(0.92)	$(0.43)	$(0.02)	$0.12	$(0.47)	$(0.09)	$(0.06)
Weighted average shares used in computing net income (loss) per share:
Basic	32,961	27,852	27,641	21,864	19,498	19,422	19,480	19,506
Diluted	32,961	27,852	27,641	21,864	19,783	19,422	19,480	19,506

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND

   FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2004, as required by Exchange Act Rules 13a-15(b) and 15d-15(b).

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2004 annual meeting of stockholders to be held on September 16, 2004. Information concerning our executive officers and key employees is included in Part I.

ITEM 11.    EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2004 annual meeting of stockholders to be held on September 16, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2004 annual meeting of stockholders to be held on September 16, 2004.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2004 annual meeting of stockholders to be held on September 16, 2004.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated herein by reference from our definitive proxy statement for our 2004 annual meeting of stockholders to be held on September 16, 2004.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this annual report:

1.	Financial Statements

See Index to Financial Statements at page F-1 of this Form 10-K.

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves.

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require the submission of the schedules, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

(b) Reports on Form 8-K:

We filed a current report on Form 8-K on January 8, 2004, regarding the appointment of Philip Holthouse to our Board of Directors.

We filed a current report on Form 8-K on January 13, 2004, regarding the private placement on January 13, 2004 of an aggregate of 5,500,000 shares of Roxio common stock to new and current stockholders at a price per share of $4.10.

We filed a current report on Form 8-K on January 30, 2004, announcing the consolidation of its Napster operations in Los Angeles as well as the appointment of Bradford D. Duea as the President, Napster division and Laura Goldberg as the Chief Operating Officer, Napster division.

We filed a current report on Form 8-K on March 25, 2004, including the updating of pro forma financial information required by paragraph (b) of Item 7 of Form 8-K with respect to the acquisition of Pressplay by Roxio, Inc.

We filed a current report on Form 8-K on March 29, 2004, announcing a new two year, $15 million revolving line of credit with Silicon Valley Bank.

ROXIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Roxio, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in owner’s net investment/stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Roxio, Inc and its subsidiaries at March 31, 2004 and March 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 8, 2004

ROXIO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$36,911	$34,739
Restricted cash	1,735	—
Short-term investments	28,490	18,758
Accounts receivable, net of allowance for doubtful accounts of $991 at March 31, 2004 and $850 at March 31, 2003	16,279	18,196
Inventories	1,187	460
Prepaid expenses and other current assets	6,293	3,366
Deferred income taxes	150	4,709

Total current assets	91,045	80,228
Long-term investment	3,000	3,059
Property and equipment, net	9,933	9,058
Goodwill	91,723	55,247
Other intangible assets, net	5,899	10,314
Other assets	1,748	589

Total assets	$203,348	$158,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,610	$11,952
Income taxes payable	2,841	1,353
Accrued liabilities	30,102	20,987
Deferred revenues	1,545	725
Current portion of long-term debt	15,420	606

Total current liabilities	56,518	35,623
Long term liabilities:
Deferred revenues	85	—
Long term debt	68	5,490
Deferred income taxes	—	1,190
Other long term liabilities	2,296	—

Total liabilities	58,967	42,303

Commitment and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000 shares; Issued and outstanding: none at March 31, 2004 and 2003	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and outstanding: 33,543 shares at March 31, 2004 and 19,574 shares at March 31, 2003	34	20
Additional paid-in capital	195,503	127,804
Deferred stock-based compensation	(1,386)	(2,886)
Accumulated deficit	(55,088)	(10,675)
Accumulated other comprehensive income	5,318	1,929

Total stockholders' equity	144,381	116,192

Total liabilities and stockholders' equity	$203,348	$158,495

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31,
	2004	2003	2002
Net revenues:
Consumer software	$87,332	$120,408	$142,521
Online music	11,964	—	—

Total net revenues	99,296	120,408	142,521
Cost of revenues:
Consumer software (1)	23,495	31,357	29,154
Online music	10,422	—	—
Amortization of purchased technologies	2,399	2,791	1,474

Total cost of revenues	36,316	34,148	30,628

Gross profit	62,980	86,260	111,893

Operating expenses:
Research and development (2)	31,142	21,582	21,637
Sales and marketing (3)	42,625	41,255	49,247
General and administrative (4)	23,994	26,804	19,327
Restructuring charges	10,417	578	—
Amortization of intangible assets	2,803	3,610	4,672
Stock-based compensation charges	2,073	1,936	8,110
Write-off of acquired in-process research and development	—	—	1,110

Total operating expenses	113,054	95,765	104,103

Income (loss) from operations	(50,074)	(9,505)	7,790
Gain on sale of GoBack product line	10,622	—	—
Other income (loss), net	(15)	471	1,285

Income (loss) before provision for income taxes	(39,467)	(9,034)	9,075
Provision for income taxes	4,946	910	6,726

Net income (loss)	$(44,413)	$(9,944)	$2,349

Other comprehensive gain (loss):
Foreign currency translation adjustment	3,689	1,783	(280)
Unrealized gain (loss) on short-term investment	(300)	24	—

Comprehensive income (loss)	$(41,024)	$(8,137)	$2,069

Net income (loss) per share:
Basic	$(1.62)	$(0.51)	$0.14

Diluted	$(1.62)	$(0.51)	$0.13

Weighted average shares used in computing net income (loss) per share:
Basic	27,496	19,477	17,216

Diluted	27,496	19,477	17,518

(1)	Excludes stock-based compensation charges of $38, $49 and $103 for 2004, 2003 and 2002, respectively.

(2)	Excludes stock-based compensation charges of $561, $715 and $1,515 for 2004, 2003 and 2002, respectively.

(3)	Excludes stock-based compensation charges of $503, $113 and $4,159 for 2004, 2003 and 2002, respectively.

(4)	Excludes stock-based compensation charges of $971, $1,059 and $2,333 for 2004, 2003 and 2002, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

CONSOLIDATED STATEMENT OF

CHANGES IN OWNER’S NET INVESTMENTS/STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Owner’s Net Investment	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2001	16,500	$17	$16	$—	$—	$402	$40,182	$40,617
Net income (loss)	—	—	—	—	(731)	—	3,080	2,349
Stock-based compensation prior to separation from Adaptec	—	—	—	—	—	—	877	877
Net cash transfers from Adaptec	—	—	—	—	—	—	27,446	27,446
Transfer of other assets from Adaptec upon separation	—	—	—	—	—	—	4,608	4,608
Transfer of owner’s net investment to additional paid-in capital upon separation	—	—	76,193	—	—	—	(76,193)	—
Foreign currency translation adjustment	—	—	—	—	—	(280)	—	(280)
Deferred stock-based compensation on stock options issued to employees	—	—	11,745	(11,745)	—	—	—	—
Issuance of common stock to strategic partner	235	—	3,134	(1,135)	—	—	—	1,999
Amortization of warrant issued to strategic partner	—	—	1,840	—	—	—	—	1,840
Issuance of common stock under employee stock plans	535	1	4,739	—	—	—	—	4,740
Issuance of common stock in connection with the acquisition of MGI Software Corp	2,204	2	31,419	—	—	—	—	31,421
Amortization of deferred stock-based compensation	—	—	—	5,393	—	—	—	5,393
Tax benefit associated with stock options exercises	—	—	718	—	—	—	—	718

Balance at March 31, 2002	19,474	20	129,804	(7,487)	(731)	122	—	121,728
Net loss	—	—	—	—	(9,944)	—	—	(9,944)
Foreign currency translation adjustment	—	—	—	—	—	1,783	—	1,783
Unrealized gain on short-term investments	—	—	—	—	—	24	—	24
Issuance of warrant to Napster	—	—	329	—	—	—	—	329
Issuance of common stock under employee stock plans	345	—	1,368	—	—	—	—	1,368
Re-purchase and retirement of common stock	(245)	—	(1,064)	—	—	—	—	(1,064)
Amortization of deferred stock-based compensation	—	—	—	2,641	—	—	—	2,641
Employee termination adjustment to deferred stock-based compensation	—	—	(1,960)	1,960	—	—	—	—
Re-measurement of warrant issued to strategic partner	—	—	(705)	—	—	—	—	(705)
Tax benefit associated with stock options exercises	—	—	32	—	—	—	—	32

Balance at March 31, 2003	19,574	20	127,804	(2,886)	(10,675)	1,929	—	116,192
Net loss	—	—	—	—	(44,413)	—	—	(44,413)
Foreign currency translation adjustment	—	—	—	—	—	3,689	—	3,689
Unrealized loss on short-term investment	—	—	—	—	—	(300)	—	(300)
Issuance of common stock under employee stock plans	555	1	1,611	—	—	—	—	1,612
Deferred stock-based compensation on stock options issued to employees	—	—	897	(897)	—	—	—	—
Issuance of common stock in connection with the acquisition of Napster, LLC, formerly known as Pressplay	3,914	4	23,483	—	—	—	—	23,487
Amortization of deferred stock-based compensation	—	—	—	2,970	—	—	—	2,970
Employee termination adjustment to deferred stock-based compensation	—	—	573	(573)	—	—	—	—
Issuance of common stock from private equity financing	9,500	9	41,135	—	—	—	—	41,144

Balance at March 31, 2004	33,543	$34	$195,503	$(1,386)	$(55,088)	$5,318	$—	$144,381

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(44,413)	$(9,944)	$2,349
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,619	9,742	7,439
Stock-based compensation charges	2,073	2,641	8,110
Re-measurement of warrants issued to strategic partner	—	(705)	—
Provision for (recovery of) doubtful accounts	(75)	649	790
Retructuring charges related to impairment of fixed assets	2,416	—	—
Loss on retirement of assets	326	—	—
Gain on sale of GoBack assets	(10,622)	—	—
Write-off of acquired in-process technology	—	—	1,110
Deferred income taxes	3,559	(1,548)	(1,076)
Change in operating assets and liabilities, net of effect of acquisitions and divestiture:
Accounts receivable	2,059	10,391	8,544
Inventories	(793)	(147)	875
Prepaid expenses and other assets	1,798	(184)	(2,160)
Accounts payable	(5,152)	1,959	(10,189)
Income taxes payable	1,483	4,256	363
Accrued liabilities	2,746	(8,216)	7,921
Deferred revenues	905	725	—
Other long-term liabilities	2,296	—	—

Net cash provided by (used in) operating activities	(30,775)	9,619	24,076

Cash flows from investing activities:
Purchases of property and equipment	(4,793)	(4,187)	(3,839)
Proceeds from sale of assets	9,980	—	—
Purchases of other intangible assets	(63)	(5,726)	(251)
Purchases of short-term investments	(30,147)	(29,659)	(4,700)
Proceeds from sale of short-term investments	11,515	11,075	—
Maturities of short-term investments	8,600	4,526	—
Transfer to restricted cash accounts	(1,735)	—	—
Investment in nonconsolidated company	—	(3,000)	—
Acquisition of MGI Software Corp, net of cash acquired	—	—	(1,988)
Acquisition of Napster, LLC, net of cash acquired	(14,552)	—	—

Net cash used in investing activities	(21,195)	(26,971)	(10,778)

Cash flows from financing activities:
Net cash transfers from Adaptec	—	—	27,446
Principal payment of capital lease obligation	(613)	(557)	(199)
Payments of short-term debt	(5,000)	—	—
Proceeds from line of credit	15,000	5,000	—
Issuance of common stock to strategic partner	—	—	1,999
Issuance of common stock under employee stock plan	2,508	1,368	4,740
Issuance of common stock from private equity financing	41,424	—	—
Repurchase and retirement of common stock	—	(1,065)	—

Net cash provided by financing activities	53,319	4,746	33,986

Effect of exchange rates on cash	823	65	(4)
Change in cash and cash equivalents	2,172	(12,541)	47,280
Cash and cash equivalents at beginning of period	34,739	47,280	—

Cash and cash equivalents at end of period	$36,911	$34,739	$47,280

ROXIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended March 31,
	2004	2003	2002
Supplemental cash flow information:
Cash paid for interest	$490	$220	$47

Cash paid for income taxes	$1,313	$1,832	$5,258

Non-cash disclosure of investing and financing activities:
Transfer of other assets from Adaptec upon legal separation	$—	$—	$4,608

Unrealized gains (losses) on short-term investments, net	$(300)	$24	$—

Goodwill resulting from the acquisition of MGI Software Corp	$—	$3,800	$35,193

Goodwill resulting from the acquisition of Napster, LLC	$34,709	$—	$—

Issuance of stock in connection with the acquisition of MGI Software Corp.	$—	$—	$31,421

Issuance of stock in connection with the acquisition of Napster, LLC	$23,483	$—	$—

Deferred stock compensation	$897	$—	$12,880

Issuance of warrants for services	$—	$329	$1,840

Assets acquired under capital leases	$—	$203	$1,624

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of business

Roxio operates its business in two segments and divisions: the consumer software product division and the online music distribution division. Roxio is a leading provider of digital media software and services for the consumer market. Roxio develops consumer software products which allow its customers to acquire, create, manage and move their rich digital media. Roxio’s strategy is to expand its offerings for both products and services to allow for even easier management of and access to rich digital entertainment and personal media, including music, photos and video. Roxio provides software that enables individuals to record digital content onto CDs and DVDs as well as photo and video editing products. Through Napster service, users can stream, download and burn a wide variety of digital music. Roxio’s products and services allow customers to access, archive, create, customize and share digital materials in formats compatible with the growing number of digital entertainment devices such as personal computers (“PCs”), CD and DVD players, compressed audio players and personal digital assistants. To date, Roxio has derived the majority of its revenue from sales of consumer software products.

Spin off From Parent Company—Adaptec

On April 12, 2001, Adaptec’s Board of Directors approved the distribution of all of the outstanding shares of Roxio’s common stock to the record holders of Adaptec common stock on April 30, 2001, with the exception of 190,941 shares that Adaptec continued to hold for issuance upon the exercise of an outstanding warrant to purchase Adaptec common stock. In the distribution, each holder of Adaptec common stock received as a dividend 0.1646 of a share of Roxio’s common stock for every one share of Adaptec common stock held on April 30, 2001, which was the record date for determining the holders of Adaptec stock entitled to receive the dividend. Roxio’s separation from Adaptec was completed on May 5, 2001 (the “Separation Date”), and the distribution of Roxio’s common stock by Adaptec to its stockholders was completed on May 11, 2001 (the “Distribution Date”). The distribution was intended to qualify as a tax-free transaction under Section 355 and 368(a) (1) (D) of the Internal Revenue Code.

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

Liquidity and Capital Resources

Roxio has incurred losses and negative cash flows during fiscal year 2004. For the year ended March 31, 2004, we incurred a net loss of approximately $44.4 million and negative cash flows from operations of approximately $30.8 million. Our cash balances may decline further, although Roxio believes that the effects of its strategic actions implemented to improve revenue as well as control costs along with existing cash resources will be adequate to fund its operations for at least the next 12 months. Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation and basis of presentation

The accompanying consolidated financial statements present the results of operations, financial position, changes in owner’s net investment/stockholder’s equity and cash flows applicable to the operations of Roxio and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions.

Prior to the Separation Date, Roxio conducted its business as an operating segment of Adaptec. Roxio’s consolidated financial statements prior to the Separation Date have been carved out of the consolidated financial statements of Adaptec using the historical results of operations of the Adaptec software operating segment and historical bases of the assets and liabilities of Adaptec that Roxio comprises. Certain software products directly related to Adaptec’s hardware products, which were historically reflected in Adaptec’s software segment results of operations in Adaptec’s segment reporting, were retained by Adaptec after legal separation. As such, the revenues and associated costs of sales and operating expenses related to these products have not been included in Roxio’s financial statements. Accordingly, the results reported herein do not reflect the software operating segment disclosures previously reported under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” within the Adaptec annual reports.

Prior to the Separation Date, the consolidated financial statements also included allocations to Roxio of certain shared expenses, including centralized legal, accounting, finance, manufacturing, real estate, information technology, distribution, customer services, sales, marketing, engineering and other Adaptec corporate services and infrastructure costs. For purposes of preparing the accompanying financial statements, certain Adaptec corporate costs were allocated to Roxio using the allocation methods described in Note 8—Transactions with Adaptec in Notes to Consolidated Financial Statements. Roxio and Adaptec’s management believe that the allocation methods used are reasonable and reflective of Roxio’s proportionate share of such expenses. However, the financial information included herein may not reflect the financial position, operating results, changes in owner’s net investment and cash flows of Roxio in the future or what they would have been had Roxio been a separate, stand-alone entity during the periods presented.

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation, namely the separate presentation of restructuring charges on the statements of operations and deferred revenues on the balance sheet, the reclassification of sales returns reserves from accounts receivable to accrued liabilities, the reclassification of certain amortization expenses to cost of revenues and the reclassification of certain cash and cash equivalents to short-term investments. These reclassifications do not have an effect on Roxio’s consolidated financial condition, results of operation or cash flows.

Foreign currency translation

The functional currency for the majority of Roxio’s foreign subsidiaries is their respective local currency. Roxio translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income and were not significant for all periods presented.

The functional currency of one foreign subsidiary is the U.S. dollar. Roxio remeasures assets and liabilities at the period end or historical exchange rate, as appropriate. Revenues and expenses are remeasured at the average rate during the period. Currency translation gains and losses are recognized in current operations.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimates and assumptions

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities, revenues and expenses. Actual results could differ from those estimates.

Cash, cash equivalents and short-term investments

Roxio considers all highly liquid investments purchased with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents, and investments maturing in three to twelve months to be short-term investments. Available-for-sale investments maturing in more than twelve months are classified as short-term investments as the amounts represent the investment of cash that will be available to fund current operations. Cash equivalents and short-term investments consist primarily of money market funds, corporate bonds, municipal securities, U.S. government securities and commercial paper. Roxio classifies its short-term investments into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Currently, Roxio classifies its short-term investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses, net of taxes, included in shareholders’ equity. Realized gains and losses, declines in value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income, net. The fair value of the Roxio’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.

Restricted cash

At March 31, 2004, Roxio has $1.7 million of restricted cash. The restricted cash serves as collateral for irrevocable standby letters of credit that provide financial assurance that Roxio will fulfill its obligation to Entrust, Inc, its lessor, and to Samsung Electronics America, its vendor. The cash is held in custody by the issuing bank and is restricted as to withdrawal or use. Unless renewed, the restrictions will lapse in fiscal 2005.

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

Concentrations of credit risk

Financial instruments that potentially subject Roxio to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, short-term investments and trade accounts receivable.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Roxio maintains its cash, cash equivalents, restricted cash and short-term investments with high quality financial institutions and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions. Amounts deposited with these institutions may exceed federal depository insurance limits. In addition, the portfolio of investments conforms to Roxio’s policy regarding concentration of investments, maximum maturity and quality of investment.

Roxio sells its products primarily to original equipment manufacturers (“OEMs”) and distributors throughout the world. Sales from Roxio’s international subsidiaries are denominated in the Euro, Canadian dollars and Japanese yen and, as such, are subject to exchange rate risk. Roxio does not hold any derivative instruments and has not entered into any hedging transactions to date. Roxio performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. Roxio maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable.

The following individual customers accounted for a significant portion of net revenues:

	Year Ended March 31,
	2004	2003	2002
Dell Computer	14%	12%	*
Ingram Micro	14%	22%	32%
Navarre	17%	18%	*

* Less than 10%

The following individual customers accounted for a significant portion of total net accounts receivable:

	March 31,
	2004	2003
Ingram Micro	*	27%
Navarre	27%	29%
Dell Computer	*	19%
GEM Distribution	13%	12%

* Less than 10%

Investments in non-consolidated company

In fiscal year 2003, Roxio made a $3 million investment in an early stage, private company, YesVideo. This investment is accounted for under the cost method, as Roxio does not have the ability to exercise significant influence over this company’s operations. Roxio periodically monitors this investment for impairment and will record a reduction in carrying values if and when necessary. As of March 31, 2004, Roxio determined that there had been no impairment to date. The evaluation process is based upon information that Roxio requests from this privately held company. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for this evaluation is subject to the timing and accuracy of the data received from this company. As part of the evaluation process, the review includes, but is not limited to, a review of YesVideo’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. If it is determined that the carrying value of YesVideo is at an amount below fair value, or if YesVideo completes a financing based upon a valuation significantly lower than Roxio’s initial investment, it is Roxio’s policy to write-down the investment and record it as an investment loss in the consolidated statements of operations.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other intangible assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which Roxio early adopted effective April 1, 2001. As a result, Roxio ceased to amortize goodwill effective April 1, 2001. Roxio evaluates the carrying value of goodwill on an annual basis and will adjust the carrying value if the asset’s value has been impaired. In addition, in accordance with the provisions of SFAS No. 142, Roxio periodically evaluates if there are any events or circumstances that would require an impairment assessment of the carrying value of the goodwill (“trigger event”) between each annual impairment assessment. See Note 6—Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements for a description of the effect of implementing SFAS No. 142.

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

Roxio complies with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1 “Accounting For Cost of Computer Software Developed or Obtained For Internal Use” and Emerging Issues Task Force (“EITF”) Issue 00-2 “Accounting For Website Development Costs.” In accordance with SOP 98-1 and EITF 00-2, Roxio capitalized website development costs totaling zero during the year ended March 31, 2004, zero during the year ended March 31, 2003, and $251,000 during the year ended March 31, 2002. Capitalized costs are amortized over their estimated useful life of three years. The amortization of capitalized website development costs totaled $355,000 in the year ended March 31, 2004, $620,000 in the year ended March 31, 2003 and $620,000 during the year ended March 31, 2002.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Accumulated other comprehensive income for the periods presented represents foreign currency translation items associated with Roxio’s operations in Japan, Germany, the Netherlands and Canada, and also includes unrealized gains and losses on short-term investments in fiscals 2004 and 2003.

Revenue recognition

Roxio recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements,” and American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition” including subsequent interpretations.

For month-to-month subscribers of Roxio’s online music division, the monthly service billing is recognized as billed. For subscription sales greater than one month such as our annual plan, customers pay in advance. These revenues and associated credit card costs are recognized ratably over the subscription period. Revenues from sales of individual songs or albums by download are recognized at the time the music is delivered, digitally, to the end user. Revenues from pre-paid cards are deferred and then recognized as tracks are downloaded by the end users. Revenues from licensees of Napster merchandising rights are recognized upon receipt of royalty reports from the licensee.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Roxio sells its consumer software products through original equipment manufacturers (“OEMs”), through distributors and direct to end users.

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

Costs related to post-contract customer support (“PCS”) are accrued at the date the related revenues are recognized. PCS obligations relate to telephone support, and minor bug fixes and updates are downloadable from our website. As no separate charge is made for the PCS and the PCS is available for a period of less than one year, Roxio does not ascribe any value to the PCS or defer any portion of revenues for it. If PCS services become more significant portion of Roxio’s costs or Roxio makes it available for more than one year, Roxio may be required to assigned a portion of its revenues to PCS and recognizes those revenues over the period of the PCS services.

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

Advertising costs

Advertising costs, with the exception of production costs related to television advertising, are expensed as incurred through direct spending and, prior to the Separation Date, allocations by Adaptec. Advertising costs were approximately $17.5 million in fiscal 2004, $13.8 million in fiscal 2003 and $17.4 million in fiscal 2002. See Note 8—Transactions with Adaptec of Notes to Consolidated Financial Statements regarding allocated costs. Production costs related to television advertising are expensed the first time the television advertisement is broadcasted. There were no deferred production costs related to television advertising at March 31, 2004 or 2003.

In order to obtain more prominent and accessible shelf space for its products, we pay retailers to place our products in premium positions. Roxio also pays incentives and gives discounts to increase sales, normally processed in the form of cash payments. Pursuant to the EITF 01-09, these costs reduce net revenues.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes

Deferred taxes result from differences between the financial and tax bases of Roxio’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by Roxio.

Stock-based compensation

Roxio accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of Roxio’s common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years. No compensation expense has been recognized in Roxio’s Consolidated Statement of Operations, except as described in Note 13—Employee Benefit Plans in Notes to Consolidated Financial Statements relating to options in Roxio common stock granted to employees, and Note 12—Stockholder’ Equity in Notes to Consolidated Financial Statements relating to stock issued to Virgin Holding, Inc., an indirect subsidiary of EMI Group plc (“Virgin”). Roxio accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date of grant.

The following table illustrates the effect on net income and earnings per share if Roxio had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended March 31,
	2004	2003	2002
Net income (loss), as reported	$(44,413)	$(9,944)	$2,349
Add:
Unearned stock-based compensation expense included in reported net income (loss)	2,073	2,466	4,432
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,225)	(11,192)	(8,790)

Pro forma net loss	$(52,565)	$(18,670)	$(2,009)

Net income (loss) per share:
Basic—as reported	$(1.62)	$(0.51)	$0.14
Basic—pro forma	$(1.91)	$(0.96)	$(0.12)
Diluted—as reported	$(1.62)	$(0.51)	$0.13
Diluted—pro forma	$(1.91)	$(0.96)	$(0.12)

Roxio uses the straight-line method to amortize its SFAS No. 123 pro forma stock –based compensation expense over the vesting period, which is generally four years, of stock options, and over the applicable

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended March 31,
	2004	2003	2002
Stock options:
Expected volatility	105%	115%	70%
Risk-free interest rate	2.65%	3.00%	4.70%
Expected life	4 years	4 years	4 years
Expected dividend yield	zero	zero	zero

ESPP stock purchase rights:
Expected volatility	105%	115%	70%
Risk-free interest rate	1.48%	1.89%	3.37%
Expected life	1.2 years	1.2 years	1.2 years
Expected dividend yield	zero	zero	zero

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Roxio uses projected volatility rates, which are based upon historical volatility rates trended into future years. Because Roxio’s employee stock options and ESPP stock purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing option-pricing models do not necessarily provide a reliable single measure of the fair value of our options and purchase rights. Under the Black-Scholes option-pricing model, the weighted average fair value of stock options at date of grant was $5.22, $3.91, and $8.37 per share for options granted during fiscal 2004, 2003 and 2002, respectively. The weighted average fair value of purchase rights under the ESPP was $3.32, $2.18 and $6.22 per share during fiscal 2004, 2003 and 2002, respectively.

Treasury Stock

Roxio accounts for treasury stock under the cost method.

Net income (loss) per share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of warrants issued in connection with a strategic relationship agreement with Virgin and an asset purchase agreement with Napster Inc. and common stock issuable upon exercise of stock options, computed using the treasury stock method.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	Year Ended March 31,
	2004	2003	2002
Numerator:
Net income (loss)	$(44,413)	$(9,944)	$2,349

Denominator:
Denominator for basic net income (loss) per share—weighted average share	27,496	19,477	17,216
Incremental common shares attributable to shares issuable under employee stock plans	—	—	259
Incremental common shares for warrant issued to strategic partners	—	—	43

Denominator for diluted net income per share—weighted average number of common shares outstanding	27,496	19,477	17,518

Net income (loss) per share (basic)	$(1.62)	$(0.51)	$0.14

Net income (loss) per share (diluted)	$(1.62)	$(0.51)	$0.13

Common equivalent shares excluded from the calculation because their effect would have been anti-dilutive totaled 6.2 million in fiscal 2004, 6.5 million in fiscal 2003 and 1.4 million in fiscal 2002.

Recent accounting pronouncements

Share-Based Payments

On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the vesting period. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use. The recommended effective date of the proposed standard for public companies is for fiscal years beginning after December 15, 2004. We have not completed our assessment of the impact of the proposed standard on our financial condition, results of operations or cash flow.

Revenue Recognition

In December 2003, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 updates portions of the SEC staff’s interpretive guidance provided in SAB 104 and included in Topic 13 of the Codification of Staff Accounting Bulletins. SAB

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

104 deletes interpretative material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB’s Emerging Issues Task Force (“EITF”) on various revenue recognition topics. SAB 104 also incorporates into the SAB Codification certain sections of the SEC staff’s “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers.” We adopted the disclosure requirements during the fiscal year ended March 31, 2004. The adoption of SAB 104 had no material impact on Roxio’s consolidated financial condition, results of its operations or its cash flows.

Other-Than-Temporary Impairment

At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during the fiscal year ended March 31, 2004.

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The adoption of the disclosure requirements has to date not had a material impact on Roxio’s business, financial position, cash flows or result of operations.

Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, although certain aspects have been delayed pending further clarifications. The adoption of SFAS 150 has to date not had a material impact on Roxio’s business, financial position, cash flows or results of operations.

Accounting for Consolidations of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51,” which subsequently has been revised by FIN 46-R. The primary objectives of FIN 46-R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (called variable interest entities or “VIEs”) and on how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46-R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The requirements of FIN 46-R are effective for VIEs created after January, 2003; for all VIEs created before February 1, 2003 that are Special Purpose Entities (“SPEs”), those requirements are

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective starting with the first reporting period ending after December 15, 2003, and for all other VIEs created before February 1, 2003, those requirements are effective starting with the first reporting period ending after March 15, 2004. The adoption of FIN 46-R to date did not have an effect on our business, financial position, cash flows or results of operations.

Accounting for Multiple Deliverable Revenue Arrangements

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 is effective for interim periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on our financial statements.

Accounting for Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. Roxio adopted SFAS No. 146 during the fourth fiscal quarter ended March 31, 2003. The provisions of EITF No. 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect upon adoption of SFAS No. 146 is to change on a prospective basis the timing of when restructuring charges are recorded, from a commitment date approach to the date when the

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability is incurred. The fiscal year 2004 restructuring activities described in Note 7 have been accounted for in accordance with SFAS No. 146.

NOTE 2—BUSINESS COMBINATIONS AND DIVESTITURE:

Fiscal Year 2004

Acquisition of Napster, LLC, formerly known as Pressplay

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

Roxio accounted for the acquisition of Napster, LLC using the purchase method of accounting. The results of operations and the estimated assets acquired and liabilities assumed have been included in Roxio’s financial statements from the date of acquisition. The allocation of the purchase price to the tangible and identifiable intangible assets acquired is summarized below. The allocation was based on an independent appraisal and estimate of fair value.

(in thousands)
Calculation of purchase price:
Value of stock consideration	$23,487
Cash consideration	12,500
Acquisition costs	1,872

Total costs	$37,859

Allocation of purchase price:
Current assets	$3,067
Property and equipment	4,144
Other assets	1,096
Identifiable intangible asset—Trademark	300
Goodwill	34,709

Total assets acquired	43,316
Current liabilities	(5,457)

Net assets acquired	$37,859

The identifiable intangible asset is amortized on a straight-line basis over its estimated useful life of one year. In accordance with SFAS No. 142, goodwill is not amortized but is tested at least annually for impairment.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma financial information presents the combined results of operations of Roxio and Napster, LLC as if the acquisition had occurred at the beginning of fiscal 2004 and 2003 (in thousands, except per share amounts):

	Year Ended March 31,
	2004	2003
	(Unaudited)
Net revenues	$100,092	$123,479
Net loss	$(47,939)	$(30,496)
Basic and diluted net loss per share	$(1.71)	$(1.30)
Weighted average shares used in computing net loss per share	28,020	23,392

Sale of Goback product line

In April 2003, Roxio sold its GoBack product line and related tangible and intangible assets to Symantec. Cash consideration of $10.2 million was received at the date of the sale with a further $2.8 million held in escrow. This escrow was subject to claims for certain potential contingencies and was paid to Roxio after the one-year anniversary date of the close of the transaction. A total of $1.1 million of the escrow amount was recognized as consideration at the time of the transaction. The remainder was recognized at the one-year anniversary date of the close of the transaction upon satisfaction of the conditions specified in the purchase agreement. In the fiscal year ended March 31, 2004, Roxio recorded a gain of $10.6 million from the sale of the GoBack product line.

Fiscal Year 2003

Acquisition of certain Napster assets

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

Fiscal Year 2002

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in thousands)
Calculation of purchase price:
Value of stock consideration	$31,421
Acquisition costs	2,758

Total costs	$34,179

Allocation of purchase price:
Current assets	$(2,807)
Property and equipment	872
Other assets	18
In-process research and development	1,110
Identifiable intangible asset :
Purchased technology	7,032
Trade name	500
Goodwill	38,993

Total assets acquired	45,718
Current liabilities	(11,539)

Net assets acquired	$34,179

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

The following table sets forth the restructuring activity in fiscal 2003 (in thousands):

	Balance March 31, 2002	Adjustment to Restructuring Accrual	Accumulated Cash Paid	Balance March 31, 2003
Employee severance costs	$532	$366	$898	$—
Contract termination costs	103	—	103	—

	$635	$366	$1,001	$—

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 3—CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

Roxio’s cash, cash equivalents and short-term investments consist of the following (in thousands):

	March 31, 2004	March 31, 2003
	Fair Value	Fair Value
Cash	$36,911	$26,395
Restricted cash	1,735	—
Cash Equivalents:
Money market funds	—	8,344

Total cash and cash equivalents	$38,646	$34,739

Short-term investments:
Money market securities	$16,256	$621
Commercial paper	—	100
Certificate of deposit	—	256
Corporate bonds	—	2,954
Corporate securities	5,067	524
Municipal securities	6,654	7,249
U.S. agencies securities	513	5,211
U.S. treasury note	—	603
Asset-backed securities	—	1,240

Total short-term investments	$28,490	$18,758

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2004 and 2003, the estimated fair value of Roxio’s cash, restricted cash, cash equivalents and short-term investments approximated their carrying value. There were $276,000 of net unrealized losses at March 31, 2004 and $24,000 of net unrealized gains at March 31, 2003. Approximately $27.2 million and $10.2 of the short-term investments mature in less than one year as of March 31, 2004 and 2003, respectively. The remaining short-term investments generally have effective maturity dates between one and two years.

There were no realized gains or losses on short-term investments in fiscal 2002 and approximately $23,000 and $64,000 of realized gains in fiscal 2004 and 2003, respectively.

NOTE 4—BALANCE SHEET DETAIL:

Prepaid expenses and other current assets

	March 31,
	2004	2003
	(in thousands)
Prepaid expenses and other current assets:
Prepaid expenses	$2,448	$3,158
Cash held in escrow	1,125	—
Content advances	2,709	—
Other receivables	11	208

	$6,293	$3,366

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

Property and equipment

		March 31,
		2004	2003
		(in thousands)
Property and equipment, net:	Life
Computer equipment and software	3-5 years	$15,539	$8,206
Furniture and fixtures	3-8 years	776	2,259
Leasehold improvements	Life of lease	1,296	2,885

		17,611	13,350
Less: Accumulated depreciation		(7,678)	(4,292)

Property and equipment, net		$9,933	$9,058

Depreciation expense was $5.1 million in fiscal 2004, $2.7 million in fiscal 2003, and $664,000 in fiscal 2002.

Property and equipment acquired under capital leases

Property and equipment include gross assets acquired under capital leases of $1.8 million at both March 31, 2004 and March 31, 2003. Related depreciation expense included in accumulated depreciation was $1.1 million and $532,000 at March 31, 2004 and March 31, 2003, respectively. Capital leases are included as a component of computer equipment and software.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of fixed assets

During the fiscal year ended March 31, 2004, we incurred $2.4 million of asset impairment charges as a result of our restructurings (see Note 7—Restructuring of Notes to the Consolidated Financial Statements.) The restructuring resulted in the write-off of computer equipment, furniture and fixtures, and leasehold improvements from our U.S., European and Japanese offices.

Accrued liabilities

	March 31,
	2004	2003
	(in thousands)
Accrued liabilities:
Accrued compensation and related expenses	$4,466	$3,733
Accrued legal	2,674	2,524
Accrued technical support	1,016	2,044
Accrued marketing development funds	2,782	1,648
Accrued royalties	2,546	1,891
Accrued affiliate and content liabilities	1,297	—
Accrued restructuring	3,576	363
Accrued sales returns reserve	9,166	5,559
Other	2,579	3,225

	$30,102	$20,987

Total accrued restructuring totaled $5.3 million as of March 31, 2004, of which $1.7 million was reclassified to long-term liability.

NOTE 5—LONG-TERM INVESTMENTS

In August 2002, Roxio made a strategic investment of $3.0 million in YesVideo, a company specializing primarily in video-to-DVD conversion services. Since Roxio owns approximately 10% of YesVideo, does not have significant influence over YesVideo’s operating and financial policies, and is not represented at YesVideo’s board of directors, the investment is accounted for using the cost method of accounting.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS:

The gross carrying amounts and accumulated amortization of intangible assets are as follows for the periods presented (in thousands):

	March 31,
	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Including Effects of Foreign Currency Exchange)
Identified intangible assets:
Patents	$5,627	$5,426	$5,627	$5,301
Covenants not to compete	6,010	6,010	6,010	6,010
Purchased technology	11,158	8,915	10,290	6,049
OEM relationships	1,186	1,186	1,186	1,186
Trademarks	8,116	4,661	7,691	2,299
Capitalized website development costs	1,823	1,823	1,823	1,468

	$33,920	$28,021	$32,627	$22,313

Net book value		$5,899		$10,314

Intangible assets are generally amortized over three years. Amortization of acquired intangible assets was $5.2 million in fiscal 2004, $6.4 million in fiscal 2003, and $6.1 million in fiscal 2002. In addition, amortization of capitalized website development costs of $260,000 in fiscal 2004, $446,000 in fiscal 2003, and $446,000 in fiscal 2002 was included in sales and marketing expense, and $95,000 in fiscal 2004, $174,000 in fiscal 2003 and $174,000 in fiscal 2002 was included in general and administrative expense.

Changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended March 31,
	2004	2003
	(in thousands)
Beginning balance	$55,247	$55,247
Goodwill resulting from the acquisition of Napster, LLC, formerly known as Pressplay	34,709	—
Effect of foreign currency exchange	1,767	—

Ending balance	$91,723	$55,247

In May 2003, Roxio acquired substantially all of the ownership of Napster, LLC, formerly known as Pressplay, provider of an online music service. During fiscal 2004, Roxio recorded $34.7 million of goodwill in connection with this acquisition.

In accordance with the provisions of SFAS No. 142, Roxio performed a transition impairment analysis, which resulted in no impairment as of April 1, 2002. In addition, as required by SFAS No. 142, Roxio performed an annual impairment test in the fourth quarter of fiscal 2004 and 2003 and concluded that its goodwill balances were not impaired as the fair value of our reporting units exceeded their carrying value, including goodwill.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Roxio did not record any impairment of goodwill or other long-lived assets in either fiscal 2004 or 2003. The impairment reviews were performed in accordance with SFAS No. 142 which involves a two-step process as follows:

Step 1—A comparison of the fair value of Roxio’s reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, Roxio will move to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2—An allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. Roxio will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

Roxio currently operates in two reportable segments which also each represent a reporting unit. The tests described above were performed with the assistance of independent valuation experts. The discounted cash flow methodology was the primary method used to determine the fair values for SFAS No. 142 impairment purposes. In performing these analyses, Roxio used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rate used in the analysis for the consumer software division was 17% and 15% for the fiscal year 2004 and 2003 analysis, respectively. The discount rate used in the analysis for the online music division was 30% for the fiscal year 2004 analysis. The discount rate was based on historical risk premiums required by investors for companies of Roxio’s size, industry and capital structure and included risk factors specific to the sectors in which Roxio operates.

The estimated future amortization expense for intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2005	$4,550
2006	$1,349

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

NOTE 7—RESTRUCTURING:

Fiscal 2004 restructuring

In the first quarter of fiscal 2004, Roxio recorded a restructuring charge of $1.5 million. The restructuring charge was primarily due to the reorganization of Roxio’s European operations and the finalization of its consolidation of technical support in its Canadian facility. The restructuring charge included $1.0 million of

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

severance and benefits related to the involuntary termination of approximately 60 employees, $362,000 of equipment write-offs, and $115,000 of miscellaneous expense.

In the second quarter of fiscal 2004, Roxio recorded a restructuring charge of approximately $557,000. The restructuring charge was primarily due to the reorganization of Roxio’s Canadian, Japanese and domestic operations. The restructuring charge included $542,000 of severance and benefits related to the involuntary termination of approximately 37 employees, $75,000 of downward adjustment to the restructuring accrual in the first quarter ended June 30, 2003 due to lower actual costs than originally estimated for certain severance benefits, and $90,000 of equipment write-offs

In the third quarter of fiscal 2004, Roxio recorded a restructuring charge of approximately $4.4 million. The restructuring charge was primarily in connection with the reorganization of Roxio’s European and domestic operations. The restructuring charge included $2.0 million of unused lease facilities write-offs, $1.2 million of equipment write-offs, $806,000 of severance and benefits related to the involuntary termination of approximately 50 employees, and $274,000 of miscellaneous legal and tax expenses.

In the fourth quarter of fiscal 2004, Roxio recorded a restructuring charge of approximately $3.9 million. The restructuring charge was primarily in connection with the reorganization of Roxio’s domestic operations. The restructuring charge included $1.4 million of unused lease facilities write-offs, $719,000 of equipment write-offs, $1.4 million of severance and benefits related to the involuntary termination of approximately 63 employees, and $397,000 of miscellaneous legal and tax expenses.

The following table summarizes Roxio’s restructuring accrual established during fiscal 2004 (in thousands):

	Lease Termination Costs	Severance and Other Benefits	Assets Impairments	Other Costs	Total
	(in thousands)
Balance, March 31, 2003	$—	$—	$—	$363	$363
Additional accrual	3,426	3,789	2,416	786	10,417
Cash payments	—	(2,556)	—	(94)	(2,650)
Non cash items	—	—	(2,416)	—	(2,416)
Adjustment to liability	(186)	—	—	(214)	(400)

Balance, March 31, 2004	$3,240	$1,233	$—	$841	$5,314

Roxio’s estimates of the excess facilities charge may vary significantly depending, in part, on factors, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases, that may be out of our control. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected.

Roxio subleases a portion of its Santa Clara facility to an unrelated third party. Expected future minimum sublease income is $145,000 in fiscal 2005, $158,000 in fiscal 2006 and $106,000 in fiscal 2007.

NOTE 8—TRANSACTIONS WITH ADAPTEC:

Allocated costs

As discussed in Note 1, Roxio’s costs and expenses include allocations from Adaptec for centralized legal, accounting, treasury, real estate, information technology, distribution, customer service, sales, marketing and

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other Adaptec corporate services and infrastructure costs. These allocations have been determined on a basis that Adaptec and Roxio consider to be reasonable reflections of the utilization of services provided or the benefits received by Roxio. The allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value, or the specific level of activity directly related to such costs. No amounts were allocated in fiscal years 2004 and 2003. The amounts for fiscal 2002 represent allocations for the period from April 1, 2001 through the Separation Date, May 5, 2001.

The following summarizes the corporate costs allocated to Roxio (in thousands):

	Year Ended March 31,
	2004	2003	2002
Cost of revenues	$—	$—	$305
Research and development	—	—	—
Sales and marketing	—	—	81
General and administrative	—	—	293

	$—	$—	$679

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Matters Agreement

The Employee Matters Agreement outlines how Adaptec and Roxio allocated responsibility for, and liability related to, the employment of those employees of Adaptec who became Roxio employees under the separation. The agreement also contains provisions describing Roxio’s benefit and equity plans. From the Separation Date to the Distribution Date, Roxio employees participated in various Adaptec benefit plans, including Adaptec’s 401(k) plan, deferred compensation plan, health and welfare plans and equity and other compensation and bonus plans. Roxio incurred actual payroll charges and paid Adaptec an additional fee amounting to 25% of the actual payroll charges. Roxio did not assume any of the options to purchase Adaptec common stock held by the Adaptec employees who became Roxio employees upon legal separation.

Master Transitional Services Agreement

The Master Transitional Services Agreement outlines individual transitional services that Roxio requested Adaptec to provide after separation in order to conduct Roxio’s business. The agreement provides the time period for each service, a summary of the service to be provided and a description of the service. Generally, Roxio has paid Adaptec for direct and indirect charges incurred for services plus five percent. The agreement covers services relating primarily to accounting, finance, taxes, human resources, information technology and operations. This agreement terminated on May 5, 2002.

Real Estate Matters Agreement

The Real Estate Matters Agreement addresses real estate matters relating to the Adaptec properties that Adaptec leased or shared with Roxio and the leases that Adaptec assigned to Roxio. The agreement describes the manner in which Adaptec shared with Roxio an Adaptec leased property, leased one property to Roxio and assigned certain leases to Roxio. The Real Estate Matters Agreement also provides that all costs required to affect the transfers, including landlord consent fees, landlord attorneys’ fees and any costs and expenses relating to re-negotiation of Adaptec’s leases would be incurred and paid by Adaptec.

Indemnification and Insurance Matters

Effective as of the Separation Date, Roxio and Adaptec each released the other from any liabilities arising from events occurring on or before the Separation Date. The agreement also contains provisions governing indemnification. In general, Roxio will indemnify Adaptec from all liabilities arising from Roxio’s business prior to the separation date, unless caused by misconduct of an Adaptec employee, any of its liabilities arising from Roxio’s business after the separation date, any of its contracts, its breach of the Separation Agreement or Ancillary Agreements, or any untrue statement of a material fact or an omission to state a material fact in Roxio’s Form 10 Registration Statement. In general, Adaptec will indemnify Roxio from all liabilities arising from its business or its breach of the Separation Agreement or Ancillary Agreements, or matters for which Roxio has no indemnification responsibility. In addition, Adaptec and Roxio will each indemnify the other against liability for specified environmental matters. Roxio is responsible for obtaining and maintaining its insurance programs and arrangements separate from Adaptec after the separation date.

Manufacturing Services Agreement

The Manufacturing Services Agreement provided that Adaptec would perform manufacturing services with respect to Roxio products (“Products”) for a period of one year at a fee based on Adaptec’s standard cost plus

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ten percent. Additional expenses including freight, insurance and taxes would be billed at actual cost plus five percent. The Manufacturing Services Agreement terminated on May 5, 2002.

Adaptec warranted the media upon which the software is reproduced for 90 days from the date of delivery or pull from Roxio’s warehouse. Adaptec agreed to replace Products reproduced on defective media and returned under Adaptec return merchandise authorization procedures.

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES:

Roxio has entered into a tax allocation agreement with Adaptec. See Note 8 — Transactions with Adaptec of Notes to Consolidated Financial Statements for a description of the agreement.

The components of income (loss) before income taxes are as follows:

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Domestic	$(30,373)	$(4,170)	$5,035
Foreign	(9,094)	(4,864)	4,040

Income (loss) before income taxes	$(39,467)	$(9,034)	$9,075

The components of the provision for income taxes are as follows:

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Federal :
Current	$—	$1,246	$3,498
Deferred	2,915	(1,288)	(831)
Foreign :
Current	1,380	731	3,425
Deferred	227	(76)	(126)
State :
Current	7	481	879
Deferred	417	(184)	(119)

	$4,946	$910	$6,726

Significant components of Roxio’s deferred tax assets and liabilities are as follows:

	March 31,
	2004	2003
	(in thousands)
Compensatory accruals	$273	$445
Accrued liabilities and other provisions	5,962	3,119
Net operating loss	12,851	5,034
Other, net	150	131

Total	19,236	8,729
Less: Valuation allowance	(19,086)	(4,020)

Deferred tax assets	150	4,709
Intangibles	—	(1,190)

Net deferred tax assets	$150	$3,519

Roxio has established a full valuation allowance against its gross deferred tax assets related to losses in foreign subsidiaries that was deemed more likely than not to be recoverable prior to expiration. In establishing the valuation allowance, Roxio considered, among other factors, its historical profitability, projections for future profits and the ability of its foreign subsidiaries to utilize their deferred tax assets. The valuation allowance increased by $15 million, $115,000 and $596,000, respectively, during fiscal years 2004, 2003, and 2002.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2004, Roxio had approximately $29 million in net operating loss carryforwards in foreign jurisdictions with an indefinite expiration period. Additionally, Roxio had approximately $20 million and $6 million in federal and state net operating loss carryforwards with expiration dates of 2024 and 2014, respectively.

The provision for income taxes differs from the amount computed by applying the federal statutory tax rate to income before taxes as follows:

	Year Ended March 31,
	2004	2003	2002
	(in thousands)
Federal statutory rate	35.0%	35.0%	35.0%
State taxes (benefit), net of Federal benefit	(1.1)	(3.3)	8.4
Foreign income at other than U.S. tax rate	(14.1)	(30.7)	(3.9)
Increase in valuation allowance	(26.3)	(1.3)	6.6
Stock based compensation	(1.8)	(4.9)	27.0
In-process research and development	—	—	1.7
Other	(4.2)	(4.9)	(0.7)

Effective income tax rate	(12.5)%	(10.1)%	74.1%

Roxio has not accrued income taxes on accumulated undistributed earnings of its non-U.S. subsidiaries, as these earnings will be reinvested indefinitely.

NOTE 10—SHORT-TERM DEBT:

Short-term debt consists of the following:

	March 31,
	2004	2003
	(in thousands)
Revolving credit agreement	$15,000	$—
Obligations under capital leases with interest rates ranging from 4.83% to 8.65%	420	606

Current portion of long-term debt	$15,420	$606

In March 2004, Roxio entered into an agreement with a U.S. bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit bears interest at a variable rate of prime rate plus 0.50% per annum and expires in March 2006. The line of credit contains a material adverse conditions clause and certain covenants that require Roxio to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $10.0 million, (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 50% of net accounts receivable, less sales returns reserves, to total borrowings under the line of credit of not less than 2.00 to 1.00. At March 31, 2004, we had drawn down $15.0 million under the line of credit.

For details of capital leases, see Note 15—Commitments and Contingencies and Litigation of Notes to the Consolidated Financial Statements.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31,
	2004	2003
	(in thousands)
Revolving credit agreement	$—	$5,000
Obligations under capital leases with interest rates ranging from 4.83% to 8.65%	68	490

	$68	$5,490

In January 2002, Roxio entered into a three-year agreement with a bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit also included a financial covenant that required Roxio to maintain a minimum balance of cash, cash equivalents and short-term investments of $25 million. In November 2003, the line of credit was amended reducing the credit facility to $5.0 million and the maturity date to April 30, 2004 and requiring Roxio to maintain a minimum deposit account of $6.0 million. The line of credit bears interest either at a fixed rate of LIBOR plus 1.75% per annum or at a variable rate of prime plus 0.5% per annum. In March, 2004, this line of credit was replaced with a new revolving line of credit (see Note 10—Short-Term Debt of Notes to the Consolidated Financial Statements).

For details of capital leases, see Note 15—Commitments and Contingencies of Notes to the Consolidated Financial Statements.

NOTE 12—STOCKHOLDERS’ EQUITY:

In January 2004, Roxio issued 5,500,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $4.10 per share with gross proceeds of $22.6 million. The gross proceeds were reduced by placement fees and legal and accounting fees of in total approximately $1.7 million, of which approximately $160,000 remained in accounts payable and accrued liabilities at March 31, 2004.

In June 2003, Roxio issued 4,000,000 shares of common stock in a private equity placement to certain accredited investors. The shares were sold at a price of $5.50 per share with gross proceeds of $22 million. The gross proceeds were reduced by placement fees and legal and accounting fees of approximately $1.8 million, of which approximately $76,000 remained in accounts payable and accrued liabilities at March 31, 2004.

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

In August 2002 the Board of Directors authorized a share repurchase program pursuant to which the officers of Roxio were authorized to purchase up to 10% of the outstanding shares of Roxio for an aggregate price not to exceed approximately $8.0 million. Under this program, Roxio spent $1.1 million to repurchase and retire 245,000 shares during the year ended March 31, 2003.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 18, 2001 the Board of Directors adopted a Stockholders’ Rights Plan. Under the plan, Roxio issued a dividend of one right (the “Rights”) for each share of common stock, par value of $0.001 per share, of Roxio held by stockholders of record as of the close of business on June 15, 2001. Under the plan, each Right entitles stockholders to purchase a fractional share of Roxio’s preferred stock for $77.00. Initially, the Rights are not exercisable and will trade with Roxio’s common stock. Generally, the Right may become exercisable if a person or group acquires beneficial ownership of 15% or more of Roxio’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of Roxio’s common stock. Upon occurrence of these events, unless redeemed for $0.001 per right, the Rights will then become exercisable by holders of the Rights, other than an unsolicited third party acquirer, for common shares of Roxio, or of the third party acquirer, having a value of twice the Right’s then-current exercise price.

On May 17, 2001, Roxio entered into a strategic relationship with Virgin to, among other things, develop technology solutions relating to CD recording technology. As part of the agreement, Virgin provided strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 shares of Roxio’s common stock at a price of $8.50 per share. In the first quarter of fiscal 2002, approximately $1.1 million in deferred stock-based compensation was recorded for the common stock issued. Amortization expense of approximately $0, $175,000 and $961,000 related to the common stock was included in stock-based compensation charges in the consolidated statement of operations for fiscal 2004, 2003 and 2002, respectively. Virgin also received a warrant to purchase 117,647 shares of Roxio’s common stock at a price equal to $8.50 per share. The warrant became exercisable by 25% each quarter following the initial agreement. The warrant expired on May 17, 2004 without being exercised. Stock-based compensation charges of approximately $1.8 million related to the warrant were recorded and were included in the consolidated statement of operations for fiscal 2002. In fiscal 2003, stock-based compensation expense was reduced by approximately $705,000 as a result of the re-measurement of the warrant. No stock-based compensation charges were recorded in fiscal 2004 as the warrant was fully vested.

NOTE 13—EMPLOYEE BENEFIT PLANS:

2003 Stock Plan

On September 18, 2003, the Board of Directors adopted the 2003 Stock Plan. The plan provides for the granting of incentive and non-qualified stock options to officers, directors and employees of Roxio. Roxio initially reserved 1.1 million shares of common stock for issuance under the plan.

During the second quarter of fiscal year 2004, the Board of Directors granted to our chief executive officer additional options to purchase 300,000 shares of common stock. Since the grant was contingent upon the approval by stockholders of the 2003 Stock Plan on September 18, 2003, and the options were granted at a price below the fair market value on the date of the stockholders’ approval of the grant, $897,000 of deferred stock compensation related to these options was recorded in Roxio’s balance sheet in the quarter ended September 30, 2003. This amount is being amortized over the vesting period of the options. The options will vest 25% on the one-year anniversary of August 15, 2003 and 6.25% per quarter thereafter for the next twelve quarters. Approximately $140,000 of amortization expense was recorded and included in stock-based compensation charges in the fiscal year ended March 31, 2004. At March 31, 2004, 800,000 shares remained available for future grant under the 2003 Plan.

The exercise price of each stock option issued under the 2003 Plan will be specified by the Board at the time of grant. However, incentive stock options as well as nonqualified stock options that are intended to qualify as performance-based options may not be granted at less than the fair market value of Roxio’s common stock at the date of grant. For holders of more than 10% of Roxio’s total combined voting power of all classes

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of stock, incentive stock options may not be granted at less than 110% of the fair market value of Roxio’s common stock at the date of grant and for a term not to exceed five years. Options granted under the 2003 Plan generally vest over a four year period, 25% on the first anniversary of grant and 6.25% per quarter thereafter, for employees or over the service period for non-employees and expire ten years from the date of grant. Options granted under the 2003 Plan are subject to a vesting period determined by the Board.

2002 Stock Plan

On January 22, 2002, the Board of Directors adopted the 2002 Stock Plan (“2002 Plan”). The 2002 Plan, which did not require approval by the stockholders, provides for the granting of nonqualified stock options and stock purchase rights to employees and service providers of Roxio. Officers and directors are not eligible to receive option or stock purchase rights under the 2002 Plan. The Board initially reserved 750,000 shares of common stock for issuance under the 2002 Plan. At March 31, 2004, 184,106 shares remained available for future grant under the 2002 Plan.

The exercise price of each stock option and stock purchase right issued under the 2002 Plan will be specified by the Board at the time of grant. However, incentive stock options as well as nonqualified stock options that are intended to qualify as performance-based options may not be granted at less than the fair market value of Roxio’s common stock at the date of grant. For holders of more than 10% of Roxio’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of Roxio’s common stock at the date of grant and for a term not to exceed five years. Options granted under the 2002 Plan generally vest over a four year period, 25% on the first anniversary of grant and 6.25% per quarter thereafter, for employees or over the service period for non-employees and expire ten years from the date of grant. Options and stock purchase rights granted under the 2002 Plan may be fully vested at grant or may be subject to a vesting period determined by the Board. Unvested shares of restricted stock issued upon exercise of stock purchase rights are subject to repurchase by Roxio upon termination of employment. To date, Roxio has not granted stock purchase rights.

Amended and Restated 2001 Stock Plan

On April 19, 2001, the Board of Directors adopted and, as the sole stockholder of Roxio, Adaptec approved, the 2001 Stock Plan (“2001 Plan”). The 2001 Plan provides for the granting of incentive and non-qualified stock options and stock purchase rights to officers, directors, employees and service providers of Roxio. The Board initially reserved 1,000,000 shares of common stock for issuance under the 2001 Plan. On April 1 of each year, the number of shares reserved for issuance under the 2001 Plan will automatically increase by the lesser of 2,000,000 shares, 6% of the common shares outstanding on March 31 of that year or a number of shares determined by the Board. At March 31, 2004, 654,415 shares remained available for future grant under the 2001 Plan. On April 1, 2004, the number of shares reserved for issuance under the 2001 Plan was increased by 2,000,000 shares.

The exercise price of each stock option and stock purchase right issued under the 2001 Plan will be specified by the Board at the time of grant. However, incentive stock options as well as nonqualified stock options that are intended to qualify as performance-based options may not be granted at less than the fair market value of Roxio’s common stock at the date of grant. For holders of more than 10% of Roxio’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of Roxio’s common stock at the date of grant and for a term not to exceed five years. Options granted under the 2001 Plan generally vest over a four year period, 25% on the first anniversary of grant and 6.25% per quarter thereafter, for employees or over the service period for non-employees and expire ten years from the date of grant. Options and stock purchase rights granted under the 2001 Plan may be fully vested at grant or may be subject to a vesting period determined by the Board. Unvested shares of restricted

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock issued upon exercise of stock purchase rights are subject to repurchase by Roxio upon termination of employment. To date, Roxio has not granted stock purchase rights.

On November 9, 2001, the Board of Directors amended the 2001 Plan to provide for certain automatic grants to directors who are not employees of Roxio (“outside directors”). The exercise price of each stock option issued automatically under the 2001 Plan will be 100% of the fair market value of the common stock on the date of grant. Under the amended 2001 Plan, each outside director will be granted an option to purchase 25,000 shares of Roxio common stock (30,000 for Committee Chairman) upon appointment as director. On January 1 of each year, each outside director will receive an additional option to purchase 6,250 shares of Roxio common stock (7,500 shares for Committee Chairman), provided the outside director has served for at least 6 months. All automatic options granted under the 2001 Plan will vest on a quarterly basis over a four-year period and expire ten years from the date of grant.

Amended and Restated 2001 Directors Option Plan

On April 19, 2001, the Board of Directors adopted and, as the sole stockholder of Roxio, Adaptec approved, the 2001 Directors Option Plan (“Directors Plan”). The Directors Plan provides for the granting of nonqualified stock options to outside directors. On November 9, 2001, the Board amended the Directors Plan to increase the options issuable to outside directors upon appointment and annually. The Board initially reserved 100,000 shares of common stock for issuance under the Directors Plan. At March 31, 2004, no shares remained available for future grant under the Directors Plan.

The exercise price of each stock option issued under the Directors Plan will be 100% of the fair market value of the common stock on the date of grant. Under the Directors Plan, each outside director will be granted an option to purchase 25,000 shares of Roxio common stock (30,000 for the Chairman of the Board) on the effective date of the Directors Plan or upon appointment as director. On January 1 of each year, provided there are available shares, each outside director will receive an additional option to purchase 6,250 shares of Roxio common stock (7,500 shares for the Chairman of the Board), provided the outside director has served for at least 6 months. Options granted under the Directors Plan will vest on a quarterly basis over a four-year period and expire ten years from the date of grant.

Amended and Restated 2000 Stock Option Plan

On November 10, 2000, the Board of Directors adopted and, as the sole stockholder of Roxio, Adaptec approved, the 2000 Stock Option Plan (“2000 Plan”). Under the 2000 Plan, options to purchase Roxio’s common stock may be granted to employees, consultants and directors. Options may be granted at an exercise price not less than 100% of the fair market value of Roxio’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value on the date of grant for nonqualified stock options. Options have a term of 10 years from date of grant and generally vest over a four-year period, 25% on the first anniversary of grant and 6.25% per quarter thereafter. The Board initially reserved 1,500,000 shares of common stock for issuance under the 2000 Plan. On February 16, 2001, the Board amended the 2000 Plan to reserve an additional 500,000 shares of common stock and on April 19, 2001, the Board amended the 2000 Plan to reserve an additional 1,600,000 share of common stock. Adaptec, as the sole stockholder of Roxio, approved both of these amendments. At March 31, 2004, 463,513 shares remain available for future grant.

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Approximately $2.1 million, $2.5 million and $4.4 million of amortization of deferred stock compensation related to employee stock options was recorded and was included in stock-based compensation charges in the consolidated statements of operations for the years ended March 31, 2004, 2003 and 2002, respectively.

The following table summarizes information about stock option activity under Roxio’s stock option plans:

	Year Ended March 31, 2004		Year Ended March 31, 2003		Year Ended March 31, 2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	6,254,579	$9.38	4,802,053	$11.60	$—	$—
Granted:
At fair market value	1,294,850	7.24	2,190,024	5.11	2,325,925	15.01
At less than fair market value	300,000	7.47	—	—	3,353,431	8.50
Exercised	(294,846)	5.80	(65,290)	8.50	(470,475)	8.50
Canceled	(1,594,399)	8.83	(672,208)	11.62	(406,828)	9.06

Outstanding, end of year	5,960,184	9.13	6,254,579	9.38	4,802,053	11.6

Exercisable, end of year	3,030,681	$10.22	2,093,828	$10.81	926,370	$9.39

Weighted average fair value of options granted during the year:
At fair market value		$5.22		$3.91		$8.37
At less than fair market value		$7.47		$—		$7.82

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.54–$3.86	111,275	8.62 years	$3.12	34,473	$3.11
$3.87	1,140,820	8.37 years	3.87	380,705	3.87
$3.88–$7.46	313,631	9.34 years	5.18	36,046	5.41
$7.47	915,000	9.38 years	7.47	13,750	7.47
$7.48–$8.49	6,500	9.46 years	7.84	626	7.81
$8.50	1,682,524	7.05 years	8.50	1,481,121	8.50
$8.51–$15.24	647,413	8.00 years	13.18	316,985	13.80
$15.25	913,777	7.48 years	15.25	652,653	15.25
$15.26–$22.69	229,244	7.98 years	19.04	114,322	18.94

	5,960,184	8.02 years	$9.13	3,030,681	$10.22

Employee Stock Purchase Plan

On April 19, 2001, the Board of Directors adopted and, as the sole stockholder of Roxio, Adaptec approved, the 2001 Employee Stock Purchase Plan (“ESPP”). The Board initially reserved 500,000 shares of common stock for issuance under the ESPP. On April 1 of each year, the number of shares reserved for issuance under the ESPP will automatically increase by the lesser of 100,000 shares, 1.5% of the common shares outstanding on March 31 of that year or a number of shares determined by the Board. Offering periods are generally 24 months long, beginning on February 15 and August 15 of each year, and consist of four six-month purchase periods. However, the first offering period began on May 14, 2001 and ended on July 31, 2003. Roxio employees generally may contribute up to 10% of their base compensation to the purchase of Roxio stock at a purchase price equal to 85% of the market price at the beginning of the offering period or the end of the purchase period, whichever price is lower. A total of 259,958 shares, 279,738 shares and 64,319 shares were issued under the ESPP in fiscal year 2004, 2003 and 2002, respectively. At March 31, 2004, 345,985 shares remained available for future issuance. On September 18, 2003, stockholders approved the issuance of 250,000 additional shares. In addition, on April 1, 2004, the number of shares reserved for issuance under the ESPP was increased by 100,000 shares. The weighted average fair value of the stock purchase rights granted under the ESPP in 2004 was $3.32.

NOTE 14—BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

Segment information

Effective with its acquisition of Napster, LLC, formerly known as Pressplay, on May 19, 2003, Roxio operates its business in two reportable segments or divisions: the consumer software product division and the online music distribution division. Prior to this acquisition, Roxio did not have an online music distribution business.

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Roxio’s consumer software product division designs, develops and markets application software products which allow customers to create, manage and move their rich digital media.

Roxio’s online music distribution division provides an online music subscription service that allows consumers to stream, download and burn a wide variety of digital music. With the release of Napster 2.0 in October 2003, Roxio also offers consumers the ability to purchase individual tracks or albums on a-la-carte basis.

Roxio’s CODM evaluates the performance of these divisions based on net revenues and operating income (loss) before income taxes, interest income, interest expenses, gain on sale of GoBack assets, and other income, excluding the effects of nonrecurring charges and the amortization of other intangible assets related to Roxio’s acquisitions. Operating results also include the allocation of certain corporate expenses based on usage. There are no sales transactions between the segments. Restructuring charges, amortization of intangible assets and stock-based compensation charges are not included in management’s evaluation of performance by the operating divisions as they are primarily organizational in nature.

The following table presents financial information for the two reportable segments:

	Year Ended March 31,
	2004	2003	2002
Net revenues by segment:
Consumer software product	$87,332	$120,408	$142,521
Online music distribution	11,964	—	—

Total net revenues	$99,296	$120,408	$142,521

Segment operating income (loss) before restructuring, amortization and stock-based compensation
Consumer software product	$(7)	(3,381)	20,572
Online music distribution	(34,774)	—	—

Total segment operating income (loss) before restructuring, amortization and stock-based compensation	(34,781)	(3,381)	20,572
Corporate and unallocated operating costs and expenses:
Restructuring	(10,417)	(578)	—
Amortization	(2,803)	(3,610)	(4,672)
Stock-based compensation	(2,073)	(1,936)	(8,110)

Income (loss) from operations	$(50,074)	$(9,505)	$7,790

Assets at March 31,
Consumer software product	$150,171	$158,495	$156,632
Online music distribution	53,177	—	—

Total assets at March 31,	$203,348	$158,495	$156,632

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic information

The following table presents net revenues by country based on the location of the customer:

	Year Ended March 31,
	2004	2003
	(in thousands)
United States	$63,223	$61,989
Canada	12,285	22,314
United Kingdom	5,088	5,662
Japan	4,957	9,256
Germany	4,238	4,933
Other countries	9,505	16,254

	$99,296	$120,408

Net revenues by country based on the location of the customer for fiscal 2002 is impracticable to obtain.

The following table presents long-lived assets, excluding goodwill and other intangible assets, by country based on the location of the assets:

	Year Ended March 31,
	2004	2003
	(in thousands)
United States	$12,969	$10,395
Canada	964	876
Germany	—	712
Other countries	748	723

	$14,681	$12,706

NOTE 15—COMMITMENTS AND CONTINGENCIES:

Leases commitments

Roxio leases its operating facilities under non-cancelable operating leases, which expire at various times ranging from the year 2004 through 2008. Upon legal separation, Roxio entered into a leasing agreement with Adaptec for its principal executive office in Milpitas, California. In March 2002, Roxio relocated its principal executive offices to a new leased facility in Santa Clara, California. Roxio has no further obligation under the lease agreement for the Milpitas facility. Also on the Separation Date, Roxio was assigned certain lease agreements that are currently between Adaptec and other third parties for other facilities in Longmont, Colorado; Maple Grove, Minnesota; Silverdale, Washington; Portland, Oregon; Wurselin, Germany; Tokyo, Japan and Maastricht, The Netherlands. Effective with the acquisition of MGI Software in January 2002 and Napster, LLC, formerly known as Pressplay, in May 2003, Roxio’s operating leases also include the facilities in Canada, New York, West Hollywood and San Diego. Rent expense under all operating leases was $5.0 million, $4.3 million and $2.6 million in fiscal 2004, 2003, and 2002, respectively.

Roxio has entered into capital lease agreements that expire on various dates between September 2004 and December 2006 for property and equipment. The cost of property and equipment held under capital leases was $1.8 million at both March 31, 2004 and 2003, and is included in computer equipment and software. Related

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depreciation expense included in accumulated depreciation was $1.1 million and $532,000 at March 31, 2004 and 2003, respectively.

The future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of March 31, 2004 are as follows (in thousands):

	Capital Leases	Operating Leases
2005	$438	3,627
2006	54	3,563
2007	18	2,526
2008	—	323
2009	—	226

Total minimum lease payments	510	$10,265
Less amount representing interest (at 4.83% to 8.65%)	(22)

Obligations under capital leases	488
Less current portion	(420)

Long term capital lease obligation	68

Roxio subleases two of its facilities and a portion of a third facility to unrelated third parties. These subleases expire in October 2004, July 2005 and November 2006, respectively. Expected future minimum sublease income is $503,000 in fiscal 2005, $168,000 in fiscal 2006 and $106,000 in fiscal 2007.

Obligations to content and distribution providers

Roxio has certain royalty commitments associated with the licensing of the music content for its online music division. Future minimum royalty payments under these content agreements are $1.5 million in fiscal 2005 and $833,000 in fiscal 2006.

Litigation

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. During fiscal year ended March 31, 2003, Roxio settled one of these claims for cash payments totaling approximately $600,000. Roxio estimates that the low end of the range of the cost to settle the remaining MGI Software related-claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has accrued $2.5 million as part of the purchase price allocation of MGI Software, which is included in accrued liabilities, related to the settlement of these claims. The amount, if any, necessary to settle patent claims related to Roxio’s products cannot be determined at this time.

Roxio and Pressplay have been notified by a number of companies that the Pressplay and Napster online music distribution services may infringe patents owned by those companies. Roxio is investigating the nature of

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these claims and the extent to which royalties may be owed by it and by Napster, LLC to these entities. The amount of money, if any, necessary to settle these claims cannot be determined at this time.

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

On December 12, 2003, Optima Technology filed a lawsuit against us in U.S. District Court for the Central District of California alleging patent infringement by our Easy CD Creator line of products. We believe the claims are without merit and intend to defend ourselves vigorously. In February 2004, we filed a countersuit against Optima Technology alleging patent infringement by their CD-R Access Pro product. Because the case is at an early stage, the outcome cannot be predicted with any certainty.

Roxio is a party to other litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Roxio believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

NOTE 16—SUBSEQUENT EVENT:

In April 2003, Roxio sold its GoBack product line and related tangible and intangible assets to Symantec. Cash consideration of $10.2 million was received at the date of the sale with a further $2.8 million held in escrow. This escrow was subject to claims for certain potential contingencies. Of the amount held in escrow, $2.7 million was paid to Roxio in May 2004 after the one-year anniversary date of the close of the transaction. A total of $1.1 million of the escrow amount was recognized as consideration at the time of the transaction. The remainder is due to be recognized in April 2004. In the fiscal year ended March 31, 2004, Roxio recorded a gain of $10.6 million from the sale of the GoBack product line.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

Roxio, Inc.

Our audits of the consolidated financial statements referred to in our report dated June 8, 2004, which report and consolidated financial statements are included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

Pricewaterhouse Coopers LLP

San Jose, California

June 8, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at the End of Period
Allowance for bad debt:
Year ended March 31, 2002	155	790	170	775
Year ended March 31, 2003	755	649	554	850
Year ended March 31, 2004	850	799	658	991
Allowance for sales returns and certain sales incentives:
Year ended March 31, 2002	4,602	16,286	15,396	5,492
Year ended March 31, 2003	5,492	18,333	18,266	5,559
Year ended March 31, 2004	5,559	22,226	18,619	9,166
Deferred tax valuation allowance:
Year ended March 31, 2002	3,309	596	—	3,905
Year ended March 31, 2003	3,905	115	—	4,020
Year ended March 31, 2004	4,020	15,066	—	19,086

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROXIO, INC.

By:	/s/ WM. CHRISTOPHER GOROG	By:	/s/ NAND GANGWANI
	Wm. Christopher Gorog Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) June 14, 2004		Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) June 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and appoints Wm. Christopher Gorog and Nand Gangwani, or either of them, as attorneys-in-fact and agents to execute and file with the applicable regulatory authorities any amendment to this report on his or her behalf individually and in each capacity stated below.

Name	Title	Date

/s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 14, 2004

/s/ VERNON E. ALTMAN Vernon E. Altman	Director	June 14, 2004

/s/ RICHARD J. BOYKO Richard J. Boyko	Director	June 14, 2004

/s/ PHILIP J. HOLTHOUSE Philip J. Holthouse	Director	June 14, 2004

/s/ JOSEPH C. KACZOROWSKI Joseph C. Kaczorowski	Director	June 14, 2004

/s/ BRIAN C. MULLIGAN Brian C. Mulligan	Director	June 14, 2004

/s/ ROBERT RODIN Robert Rodin	Director	June 14, 2004

ROXIO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002. (10)

2.2	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003. (12)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (14)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (2)

4.1	Form of Common Stock certificate of the Registrant (14)

4.2	Warrant to Purchase Common Stock dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)

4.3	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)

4.4	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (2)

4.5	Warrant Agreement between the Registrant and Napster, Inc. dated November 27, 2002. (10)

4.6	Form of Purchase Agreement dated as of June 18, 2003 by and between Roxio and certain Purchasers set forth on the signature page thereto (13)

4.7	Form of Purchase Agreement dated as of January 13, 2004 by and between Roxio and certain Purchasers set forth on the signature page thereto (19)

10.1	Amended and Restated 2001 Employee Stock Purchase Plan (16)*

10.2	Amended and Restated 2000 Stock Option Plan (1)*

10.3	Form of 2000 Stock Option Plan Agreements (1)*

10.4	Amended and Restated 2001 Director Option Plan*

10.5	Form of 2001 Director Option Plan Agreements (1)*

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)*

10.7	Employment agreement effective as of August 15, 2003 between Wm. Christopher Gorog and the Registrant (17)*

10.8	Employment agreement dated May 22, 2003 between Thomas J. Shea and the Registrant*(15)

10.9	Employment agreement dated October 22, 2002 between R. Elliot Carpenter and the Registrant (9)*

10.10	Amended and Restated 2001 Stock Plan (17)*

10.11	Form of 2001 Stock Plan Agreements (1)*

10.12	2002 Stock Plan (8)*

10.13	Asset Purchase Agreement dated April 17, 2003 by and between Registrant, Roxio CI Ltd., Wildfile, Inc. Symantec Ltd. and Symantec Corporation (11)

10.14	Lease Agreement between Sobrato Interests II and Entrust Technologies, Inc. dated November 14, 2000 (14)

Exhibit Number	Description of Exhibit

10.15	First Amendment to Lease Agreement between Sobrato Interests II and Entrust Technologies, Inc. dated July 26, 2001 (14)

10.16	Sublease Agreement between Entrust, Inc. and Roxio, Inc. dated October 31, 2001 (14)

10.17	Sublease Amending Agreement between Entrust, Inc. and Roxio, Inc. dated September 30, 2002 (14)

10.18	Loan and Security Agreement between Registrant and Comerica Bank-California dated March 8, 2002 (14)

10.19	First Amendment to Loan and Security Agreement between Registrant and Comerica Bank-California dated April 9, 2003 (14)

10.20	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (14)

10.21	Amended and Restated Employment Agreement dated May 22, 2003 between Michael Bebel and the Registrant (15)*

10.22	2003 Stock Plan (16)*

10.23	Second Amendment to Loan and Security Agreement (the “Amendment”) is made as of November 10, 2003, by and between Registrant and Comerica Bank (18)

10.24	Separation Agreement and General Release dated November 14, 2003 between R. Elliot Carpenter and the Registrant (18)*

10.25	Employment Agreement effective as of November 14, 2003 between Nand Gangwani and the Registrant (18)*

10.26	Separation Agreement and General Release dated March 25, 2004 between Michael Bebel and the Registrant*

10.27	Employment agreement dated January 29, 2004 between Bradford D. Duea and the Registrant*

10.28	Employment agreement dated January 29, 2004 between Laura B. Goldberg and the Registrant*

10.29	Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 25, 2004

10.30	Form of 2003 Stock Plan Agreements*

14.1	Roxio Code of Conduct

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 7, 2002.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 15, 2002.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-81522) as filed with the Securities and Exchange Commission on January 28, 2002.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2003.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2003.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2003.
(16)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on August 18, 2003.
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2003.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 17, 2004.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.