Form 10-K/A
period 2004-03-31
ROXIO INC
filed 2004-07-29
CIK 1122787

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $301.1 million on the last business day of the registrant’s most recently completed second fiscal quarter. For this computation, the company has excluded the market value of all common stock beneficially owned by all executive officers and directors of the company and their associates as a group.

As of July 23, 2004, the number of outstanding shares of common stock of the registrant was approximately 34,670,913.

ROXIO, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, originally filed on June 14, 2004 (the “Original Filing”). The Registrant is refiling Part III to include the information required by items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment certain currently dated certifications. The Registrant will also include the information contained herein in its proxy statement for its 2004 Annual Meeting of Stockholders.

Except as described above, no other changes have been made to the Original Filing.

i

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Vernon E. Altman, age 58, has served as our director since December 2001. Mr.Altman’s initial term as a director expires at the annual meeting in 2004. Mr. Altman is director of Bain & Company, a leading international consulting firm, and Mr. Altman lead the company’s technology/telecommunication practice and the company’s full potential transformation practice. Mr. Altman joined Bain at its founding in 1973. Mr. Altman received Bachelor’s and Master’s degrees in electrical engineering from Massachusetts Institute of Technology (MIT), and a Master’s degree in Management from MIT’s Sloan School.

Richard J. Boyko, age 55, has served as a director since April 2001. Mr. Boyko’s current term as a director expires at the annual meeting in 2005. Since July 2003, Mr. Boyko has served as the managing director of the VCU School of Mass Communications graduate program in advertising. Prior to that Mr. Boyko served as co-president and chief creative officer of Ogilvy & Mather, an advertising agency. He joined Ogilvy & Mather in November 1989. Mr. Boyko majored in advertising at Art Center College of Design.

Wm. Christopher Gorog, age 51, has served as our chief executive officer and director since August 2000. Mr. Gorog’s term as a director expires at the annual meeting in 2004. Mr. Gorog has served as our chairman of the board since September 2001. From February 1999 to September 2000, Mr. Gorog served as a consultant in the entertainment and media industry, including serving as advisor to J.H. Whitney, an asset management company, in HOB Entertainment, Inc.’s acquisition of Universal Concerts. From November 1995 to February 1999, Mr. Gorog served as president of new business development at Universal Studios, an entertainment company. From January 1995 to November 1995, Mr. Gorog served as executive vice president of group operations at Universal Studios. Mr. Gorog is a director of Guitar Center, Inc., a music instrument retail chain. Mr. Gorog earned a B.A.S. in Telecommunications and Film from San Diego State University.

Philip J. Holthouse, age 45, has served as a director since January 2004. Mr. Holthouse’s current term as a director expires at the annual meeting in 2005. Mr. Holthouse is a partner with Holthouse Carlin & Van Trigt LLP, which he co-founded in 1991. Mr. Holthouse also serves as a part-time faculty member for USC’s Graduate Taxation Program. Mr. Holthouse holds a master’s degree in business taxation and a bachelor’s degree in business administration, both from the University of Southern California, a law degree from Loyola Law School in Los Angeles and is a certified public accountant.

Joseph C. Kaczorowski, age 48, has served as a director since April 2001. Mr. Kaczorowski’s current term as a director expires at the annual meeting in 2006. Mr. Kaczorowski currently serves as president of HOB Entertainment, Inc. (House of Blues), an entertainment company. He joined HOB Entertainment, Inc. in August 1996 as executive vice president, chief financial officer and secretary. Mr. Kaczorowski holds a B.S. in Accounting from St. John’s University.

Brian C. Mulligan, age 45, has served as a director since March 2003. Mr. Mulligan’s current term as a director expires at the annual meeting in 2006. Mr. Mulligan is currently working as a consultant for LEK Consulting, Inc. In 2001, Mr. Mulligan served as chairman of Fox Television. From November 1999 to December 2000, Mr. Mulligan was the chief financial officer of The Seagram Company Ltd., parent company of Universal Music and Universal Studios, Inc. From June 1999 to December 1999, he was co-chairman of Universal Pictures, Inc. Prior to that, Mr. Mulligan served in several positions at Universal Studios, Inc., including, executive vice president, operations and finance from December 1998 to June 1999 and senior vice president, business development and strategic planning from June 1995 to December 1998. Mr. Mulligan is a director and member of the audit committee of Ascent Media Group, Inc., a creative and technical media services company. Mr. Mulligan holds a Bachelor’s degree in Business Administration from the University of Southern California and a Master’s degree in Business Administration from the John E. Anderson Graduate School of Management from the University of California, Los Angeles.

Robert Rodin, age 50, has served as a director since April 2001. Mr. Rodin’s current term as a director expires at the annual meeting in 2005. Since October 2002, Mr. Rodin has been the founder and chief executive officer of the RDN Group, a management consulting firm. From 1999 through October, 2002, Mr. Rodin was the founder, chairman of the board and chief executive officer of eConnections, a provider of extended supply chain intelligence solutions. From 1991 through 1999, Mr. Rodin served as chief executive officer and president of Marshall Industries, a $1.7 billion industrial electronics distributor. Following the sale of Marshall to Avnet in 1999, Mr. Rodin served as president of global supply chain management and electronic commerce solutions and as a member of the Avnet global managing board. Mr. Rodin holds a B.A. in Psychology from University of Connecticut.

Information concerning our executive officers and key employees is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the SEC on June 14, 2004.

DIRECTOR COMPENSATION

Upon first becoming a member of our Board of Directors, each non-employee director receives an automatic grant of an option to purchase up to 25,000 shares of our common stock, or 30,000 shares if the director serves as our chairman of the board, or chairman of our audit, compensation or nominating and corporate governance committee. In addition, all non-employee directors who have served for at least six months receive an annual option to purchase 6,250 shares or, if the non-employee director is our chairman of the board or chairman of the audit, compensation or nominating and corporate governance committee, 7,500 shares. The options granted to non-employee directors vest quarterly at the rate of 6.25% of the shares underlying the options. We reimburse our directors for costs associated with attending board meetings.

In October 2002, we approved a non-employee director compensation plan pursuant to which non-employee directors are entitled to an annual salary equal to $30,000 plus $10,000 for service on each of the audit and compensation committees. In August 2003, the plan was extended to include the nominating and corporate governance committee.

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

Based solely on our review of these reports and written representations from our directors and executive officers, we believe each of our directors, executive officers and 10% securityholders complied with all applicable Section 16(a) filing requirements during the fiscal year ended March 31, 2004.

AUDIT COMMITTEE

The Audit Committee of our Board of Directors consists of three non-employee directors, Messrs. Kaczorowski, Holthouse and Rodin. Our Audit Committee operates under a written charter that was originally adopted in 2001 and amended in August 2003. The amended Audit Committee Charter requires that the Audit Committee consist of three or more board members who satisfy the “independence” requirements of Nasdaq and applicable law. Each of the members of the Audit Committee satisfy these requirements. In addition, our Board of Directors believes that Mr. Kaczorowski is an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. The Audit Committee reviews our auditing, accounting, financial reporting and internal control functions and makes recommendations to our Board of Directors for the selection of independent accountants. The Audit Committee has also considered whether the provision of services by PricewaterhouseCoopers LLP (PWC) under the caption “All Other Fees” below is compatible with maintaining the independence of PWC.

In discharging its duties, the Audit Committee oversees the following matters:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the independent auditors’ qualifications and independence, and

•	the performance of our independent auditors.

CODE OF CONDUCT

We have adopted a Code of Conduct applicable to all employees, officers and Board members. A copy of the Code of Conduct is available on our website at www.roxio.com and may be obtained upon request, without charge, by writing to us at Roxio, Inc. 455 El Camino Real, Santa Clara, CA 95050, Attn: Secretary. Amendments to the Code of Conduct and any waivers from provisions of the Code of Conduct requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on our website at www.roxio.com.

ITEM 11.	EXECUTIVE COMPENSATION

We first hired employees as a separate legal entity from our former parent company, Adaptec, Inc., on May 11, 2001. Prior to that date Messrs. Gorog, Shea and Duea were employees of Adaptec. On May 19, 2003, we acquired substantially all of the membership interests of Napster, LLC. As a result, the information set forth in the following table reflects compensation earned by our chief executive officer and our four most highly compensated executive officers, or our Named Executive Officers, for services, if any, they rendered to us during fiscal years ended March 31, 2004 and March 31, 2003, as well as for services Messrs. Gorog, Shea and Duea rendered to us as Roxio employees and as Adaptec employees during our fiscal year ended March 31, 2002. Information for Mr. Bebel has been included since he would have been a Named Executive Officer for the fiscal year ended March 31, 2004 but for the fact that he ceased to be an executive officer effective January 29, 2004.

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)		Other Annual Compensation ($)(2)	Securities Underlying Options	All Other Compensation ($)
Wm. Christopher Gorog Chief Executive Officer	2004 2003 2002	575,673 490,000 430,289	500,000 0 764,000		80,388 45,756 19,128	300,000 399,142 1,075,000	0 0 0
Thomas J. Shea President and Chief Operating Officer, Software Division	2004 2003 2002	334,615 270,000 298,934	350,000 0 340,000	(3)	19,068 31,651 176,730	0 136,512 305,688	0 0 0
Nand Gangwani(4) Vice President and Chief Financial Officer	2004 2003 2002	202,423 160,000 26,462	190,000 0 12,500	(3) (5)	21,913 3,125 56	50,000 0 0	0 0 0
Bradford D. Duea President, Napster Division	2004 2003 2002	230,577 215,000 181,923	25,000 0 228,000	(5)	28,840 15,376 12,967	50,000 0 0	0 0 0
Laura B. Goldberg(6) Chief Operating Officer, Napster Division	2004	225,557	0		6,442	35,000	0
Michael J. Bebel(7) President and Chief Operating Officer, Napster Division	2004	543,652	0		645	165,000	1,025,000

(1)	Salary includes Adaptec’s salary paid to Messrs. Gorog, Shea and Duea from April 1, 2001 until the spin-off of Roxio in May 2001, as well as Roxio’s salary through fiscal year ended March 31, 2003.

(2)	Other compensation includes auto allowance, deferred compensation, referral bonus, and relocation bonus.

(3)	Includes bonus earned in fiscal 2004 but not paid until after the end of that fiscal year.

(4)	Mr. Gangwani joined Roxio in January 2002.

(5)	Includes bonus earned in fiscal 2002 but not paid until after the end of that fiscal year.

(6)	Ms. Goldberg was an employee of Napster, LLC upon the acquisition of Napster, LLC by Roxio on May 19, 2003 and became an employee of Roxio, Inc. and Chief Operating Officer of the Napster division on January 29, 2004.

(7)	Mr. Bebel was an employee of Napster, LLC upon the acquisition of Napster, LLC by Roxio on May 19, 2003 and served as President and Chief Operating Officer of the Napster division until January 29, 2004. His employment with Napster, LLC, a majority-owned subsidiary of Roxio, terminated on March 31, 2004. In connection with the termination of his employment with Napster, LLC, Mr. Bebel received severance payments in the amount of $1,025,000.

Option Grants During Fiscal Year 2004

The following table sets forth information regarding options to purchase Roxio common stock (as noted in the table), granted during the fiscal year ended March 31, 2004 to each of our Named Executive Officers. The percentage of total options granted to Roxio employees in the last fiscal year is based on options to purchase an aggregate of 1,511,100 shares of common stock granted to Roxio employees during fiscal year 2004. We do not have any outstanding stock appreciation rights.

Name	Number of Securities Underlying Options Granted (#)		% of Total Options Granted to Employees in Fiscal Year (%)	Exercise or Base Price per Share ($/SH)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
						5%	10%
Wm. Christopher Gorog	300,000		19.8%	$7.47	8/15/2013	$1,409,353	$3,571,577
Thomas J. Shea	0		—	—	—	—	—
Nand Gangwani	50,000		3.3	$7.47	8/15/2013	234,892	595,263
Bradford D. Duea	50,000		3.3	$7.47	8/15/2013	234,892	595,263
Laura B. Goldberg	35,000		2.3	$7.47	8/15/2013	164,425	416,684
Michael J. Bebel	165,000	(2)	10.9	$7.47	8/15/2013	775,144	1,964,367

(1)	The potential realizable values are based on an assumption that the stock price of Roxio’s common stock will appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect an estimate of future stock price growth of shares of our common stock.

(2)	This option terminated on June 29, 2004 without having been exercised.

Option Exercises in Fiscal Year 2004 And

Fiscal Year End Option Values

The following table contains information regarding our Named Executive Officers’ unexercised options to acquire shares of our common stock for the fiscal year ended March 31, 2004.

Name	Number of Shares Underlying Unexercised Options as of March 31, 2004 (#) Exercisable/Unexercisable	Value of Unexercised in-the-Money Options as of March 31, 2004($)(1) Exercisable/Unexercisable
Wm. Christopher Gorog	1,003,865/757,277	$119,742/$199,571
Thomas J. Shea	326,411/115,789	40,954/68,256
Nand Gangwani	20,750/76,250	4,600/9,000
Bradford D. Duea	82,289/108,946	4,831/24,157
Laura B. Goldberg	0/35,000	0/0
Michael J. Bebel	0/165,000	0/0

(1)	Based on the closing sale price of our common stock on March 31, 2004 ($4.47), as reported by the Nasdaq National Market, less the option exercise price.

TRANSACTIONS WITH CERTAIN EXECUTIVE OFFICERS

EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

Employment Agreement with Wm. Christopher Gorog

Mr. Gorog serves as our chief executive officer and as a member of the Board of Directors. We entered into a new employment agreement with Mr. Gorog effective August 15, 2003. Under the terms of his new employment arrangement, Mr. Gorog’s annual base compensation is $625,000. Mr. Gorog also received a $500,000 bonus in connection with the execution of his employment agreement and is also eligible for annual bonuses and annual stock option grants in amounts to be determined by our Compensation Committee. Mr. Gorog is entitled to certain other benefits including a car allowance of $1,500 per month, life insurance premiums of up to $15,000 per year, and financial planning assistance of up to $7,500 per year.

Mr. Gorog will be entitled to severance benefits under his employment agreement if (1) we terminate Mr. Gorog’s employment without Cause (as defined in the agreement) before a Change of Control, or (2) if we terminate Mr. Gorog’s employment, or if Mr. Gorog resigns, upon or following a Change of Control. In the event Mr. Gorog’s employment is terminated without Cause prior to a Change of Control: (a) all of Mr. Gorog’s then-outstanding stock options granted by us will become fully vested, (b) Mr. Gorog is entitled to receive a severance payment equal to the amount payable under his Agreement through the end of the term of the agreement, provided however that such amount shall not be lower than 165% of his base compensation and may not exceed more than 300% of his base compensation, and (c) Mr. Gorog will be entitled to continued participation in our welfare benefit plans (or similar benefits) for a period of 18 months. In the event we terminate Mr. Gorog’s employment, or Mr. Gorog resigns, upon or following a Change of Control: (a) Mr. Gorog is entitled to receive a severance payment equal to 299% of his base compensation plus the average of the three prior cash bonuses received by Mr. Gorog, and (b) Mr. Gorog will be entitled to continued participation in our welfare benefit plans (or similar benefits) for a period of 18 months. Mr. Gorog’s employment agreement provides that, in the event of a Change of Control (as defined in our 2000 Stock Option Plan), all then-outstanding stock options that we have granted to Mr. Gorog will fully vest regardless of whether accelerated vesting would otherwise be required under the terms of the applicable stock option plan and will be exercisable for twenty-four months thereafter. For purposes of Mr. Gorog’s employment agreement, “Cause” generally means that Mr. Gorog has been grossly negligent in the performance of his duties for Roxio, that he has engaged in willful misconduct, or that he has been convicted of a felony or any crime involving moral turpitude.

Mr. Gorog’s employment agreement will be effective until August 14, 2008. Ninety days before a scheduled expiration date of the employment agreement, such agreement will automatically extend for an additional year unless either party has previously notified the other that such an extension will not occur.

Employment Agreement with Thomas J. Shea

Mr. Shea serves as our president and chief operating officer, software division. Under the terms of his employment arrangement, Mr. Shea’s annual base compensation is $350,000 and he is eligible for a cash bonus of up to 50% of his annual base compensation per year pursuant to our annual bonus program, which is tied to our results of operations. Mr. Shea is entitled to certain other benefits including a car allowance of $650 per month and financial planning assistance of up to $2,500 per year. Mr. Shea will be entitled to the following severance benefits under his employment agreement if we terminate his employment without Cause (as defined in the agreement): (a) Mr. Shea will receive a cash lump sum severance payment equal to 100% of his annualized base salary, (b) 25% of Mr. Shea’s outstanding stock options will vest, (c) the exercise period for Mr. Shea’s stock options will be extended to one (1) year from the date of termination, and (d) Mr. Shea will be entitled to continued coverage in our welfare benefit plans for the twelve-month period following his termination. For purposes of Mr. Shea’s employment agreement, “Cause” generally means that Mr. Shea has been grossly negligent in the performance of his duties for Roxio, that he has engaged in willful misconduct, or that he has been convicted of a felony or any crime involving moral turpitude.

Employment Agreement with Michael J. Bebel

Mr. Bebel served as our president and chief operating officer, Napster division through January 29, 2004. His employment agreement expired on March 31, 2004. In connection with the expiration of his employment agreement, Mr. Bebel received a cash severance payment of $1,025,000.

Other Employment and Change in Control Arrangements with Executive Officers.

Messrs. Duea and Gangwani and Ms. Goldberg serve as our president, Napster division; vice president and chief financial officer; and chief operating officer, Napster division; respectively. Under the terms of their respective employment arrangement, they are entitled to annual base salary levels of $300,000, $275,000 and $265,000, respectively. Messrs. Duea and Gangwani are also eligible for a cash bonus of up to 50% and 45%, respectively, of their annual base compensation per year pursuant to our annual bonus program, which is tied to our results of operations. In the case of involuntary termination of one of these officers other than for Cause, death, or disability, the respective employment agreements entitle them to the following severance payments: (a) Mr. Duea will receive continued salary benefits and COBRA reimbursement for the earlier of six months or until he finds other employment, (b) Mr. Gangwani continued salary, benefits and stock option vesting for a period of six months, and (c) Ms. Goldberg will receive a lump sum payment equal to one year of her salary plus continued benefits for twelve months from the date of termination. For purposes of their respective employment agreements, “Cause” generally means that the officer has been grossly negligent in the performance of his or her duties for Roxio, that he or she has engaged in willful misconduct, or that he or she has been convicted of a felony or any crime involving moral turpitude.

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

Adjustments upon Change of Control. Our 2001 Stock Plan provides that in the event of a change of control of us, including our merger with or into another corporation or a sale of substantially all of our assets, the successor corporation will assume or substitute an equivalent award for each option or stock purchase right. In addition, 25% of all outstanding and unvested options will automatically become vested and exercisable upon a change of control. If following such an assumption or substitution, the holder of an option or stock purchase right is terminated without cause within 12 months following a change of control, then the vesting and exercisability of 100% of the then unvested shares subject to his or her option or stock purchase right shall accelerate. In addition, on the 12-month anniversary of a change of control, each optionee who remains a service provider since the change of control will have his or her vesting exercisability accelerated as to 25% of his or her unvested shares. For non employee directors receiving automatic stock option grants under the 2001 Stock Plan, all such options shall immediately become 100% vested and exerciseable in the event of a change of control of us. If the outstanding options or stock purchase rights are not assumed or substituted for in connection with a change of control, the administrator will provide notice to the optionee that he or she has the right to exercise the option or stock purchase right as to all of the shares subject to the option or stock purchase right, including shares which would not otherwise be exercisable, for a period of 15 days from the date of the notice. The option or stock purchase right will terminate upon the expiration of the 15-day period.

2001 Director Option Plan

General. The 2001 Director Option Plan, referred to as the Director Plan, was adopted by our Board of Directors and approved by Adaptec, our sole stockholder, in April 2001. The Director Plan was amended in November 2001 by the Board of Directors. The Director Plan provides for the periodic grant of nonstatutory stock options to our non-employee directors.

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

2003 Stock Plan

General. The 2003 Stock Plan was adopted by our Board of Directors in August 2003 and approved by our stockholders at our annual meeting held on September 18, 2003. Our 2003 Stock Plan provides for the grant of nonstatutory stock options and stock purchase rights to employees and consultants, other than officers and directors.

Adjustments upon Change of Control. Our 2003 Stock Plan provides that in the event of a change of control of us, including our merger with or into another corporation or a sale of substantially all of our assets, the successor corporation will assume or substitute an equivalent award for each option or stock purchase right. In addition, 25% of all outstanding and unvested options will automatically become vested and exercisable upon a change of control. If following such an assumption or substitution, the holder of an option or stock purchase right is terminated without cause within 12 months following a change of control, then the vesting and exercisability of 100% of the then unvested shares subject to his or her option or stock purchase right shall accelerate. In addition, on the 12-month anniversary of a change of control, each optionee who remains a service provider since the change of control will have his or her vesting exercisability accelerated as to 25% of his or her unvested shares. If the outstanding options or stock purchase rights are not assumed or substituted for in connection with a change of control, the administrator will provide notice to the optionee that he or she has the right to exercise the option or stock purchase right as to all of the shares subject to the option or stock purchase right, including shares which would not otherwise be exercisable, for a period of 15 days from the date of the notice. The option or stock purchase right will terminate upon the expiration of the 15-day period.

COMPENSATION COMMITTEE INTERLOCKS AND

INSIDER PARTICIPATION

The Compensation Committee of our Board of Directors is composed of Messrs. Altman, Kaczorowski and Rodin. All decisions regarding the compensation of our executive officers have been made by the Board of Directors upon the recommendation of the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 23, 2004, certain information with respect to the beneficial ownership of our common stock by:

•	each person or group of affiliated persons known by us to own beneficially more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all of our directors and executive officers as a group.

Unless otherwise indicated below, the persons in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise specified, the address of each beneficial owner is 455 El Camino Real, Santa Clara, CA 95050.

Name	Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares Owned
5% or Greater Stockholders
Entities affiliated with Barclays Global Investors, NA(2)	2,018,916	5.8%
Entities affiliated with Universal Music Group, Inc.(3)	1,957,262	5.6
Entities affiliated with RS Investment Management Co. LLC(4)	1,883,220	5.4
Executive Officers and Directors
Wm. Christopher Gorog(5)	1,268,383	3.5
Thomas J. Shea(6)	373,763	1.1
Nand Gangwani(7)	42,375	*
Bradford D. Duea(8)	118,649	*
Michael J. Bebel	500	*
Laura B. Goldberg(9)	9,500	*
Vernon E. Altman(10)	20,313	*
Richard J. Boyko(11)	27,781	*
Philip J. Holthouse(12)	3,125	*
Joseph C. Kaczorowski(13)	30,940	*
Brian C. Mulligan(14)	8,594	*
Robert Rodin(15)	30,940	*
All directors and executive officers as a group (11 persons)(16)	1,934,363	5.3

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person and the percentage ownership of that person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of July 23, 2004. As of July 23, 2004, there were 34,670,913 outstanding shares of common stock. The shares beneficially owned include shares that may be purchased through the Roxio 2001 Employee Stock Purchase Plan on August 15, 2004.

(2)	Share ownership for Barclays Global Investors, N.A. and related parties is given as of December 31, 2003, and was obtained from a Schedule 13G, filed on February 18, 2004 with the Securities and Exchange Commission. According to the Schedule 13G, Barclays Global Investors, NA has sole voting and dispositive power with respect to 845,470 of these shares, Barclays Global Fund Advisors has sole voting and dispositive power with respect to 489,421 of these shares, Barclays Bank PLC has sole voting and dispositive power with respect to 6,300 of these shares and Barclays Capital Securities Limited has sole voting and dispositive power with respect to of these 600,000 shares. The address of Barclays Global Investors, NA and Barclays Global Fund Advisors is 45 Fremont Street, San Francisco, CA 94105, the address of Barclays Bank PLC is 54 Lombard Street, London, England EC3P 3AH and the address of Barclays Capital Securities Limited is 5 The North Colonmade, Canary Wharf, London, England E14 4BB.

(3)	Share ownership for UMG Duet Holdings, Inc. (“UMG”) and related parties is given as of May 19, 2003, and was obtained from a Schedule 13D, filed on May 29, 2003 with the Securities and Exchange Commission. According to the Schedule 13D, filed jointly by UMG, Universal Music Group, Inc. and Vivendi Universal S.A., UMG shares with each of Universal Music Group, Inc. and Vivendi Universal S.A. voting and dispositive power with respect to these 1,957,262 shares. The address of UMG and Universal Music Group, Inc. is 2220 Colorado Avenue, Santa Monica, California 90404. The address of Vivendi Universal S.A. is 42 Avenue de Friedland, 75380 Paris, Cedex 08, France.

(4)	Share ownership for RS Investment Management Co. LLC and related parties is given as of December 31, 2003, and was obtained from a Schedule 13G, filed on February 18, 2004 with the Securities and Exchange Commission. According to the Schedule 13G, RS Investment Management Co. LLC shares with each of RS Investment Management, L.P. and G. Randall Hecht voting and dispositive power with respect to these 1,883,220 shares. The address of RS Investment Management Co. LLC, RS Investment Management, L.P. and G. Randall Hecht is 388 Market St., San Francisco, CA 94111

(5)	Includes options to purchase 1,263,133 shares of our common stock within 60 days of July 23, 2004 and 750 purchasable through the Roxio 2001 Employee Stock Purchase Plan on August 15, 2004.

(6)	Includes options to purchase 367,694 shares of our common stock within 60 days of July 23, 2004 and 750 purchasable through the Roxio 2001 Employee Stock Purchase Plan on August 15, 2004.

(7)	Includes options to purchase 42,375 shares of our common stock within 60 days of July 23, 2004.

(8)	Includes options to purchase 113,953 shares of our common stock within 60 days of July 23, 2004 and 750 purchasable through the Roxio 2001 Employee Stock Purchase Plan on August 15, 2004.

(9)	Includes options to purchase 8,750 shares of our common stock within 60 days of July 23, 2004 and 750 purchasable through the Roxio 2001 Employee Stock Purchase Plan on August 15, 2004.

(10)	Includes options to purchase 20,313 shares of our common stock within 60 days of July 23, 2004.

(11)	Includes options to purchase 25,781 shares of our common stock within 60 days of July 23, 2004.

(12)	Includes options to purchase 3,125 shares of our common stock within 60 days of July 23, 2004.

(13)	Includes options to purchase 30,940 shares of our common stock within 60 days of July 23, 2004.

(14)	Includes options to purchase 8,594 shares of our common stock within 60 days of July 23, 2004.

(15)	Includes options to purchase 30,940 shares of our common stock within 60 days of July 23, 2004.

(16)	Includes options to purchase 1,915,598 shares of our common stock within 60 days of July 23, 2004 and 3,000 purchasable through the Roxio 2001 Employee Stock Purchase Plan on August 15, 2004. See notes 5-15 above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. PUBLIC REGISTERED INDEPENDENT ACCOUNTING FIRM FEES AND SERVICES

During the fiscal years ended March 31, 2004 and 2003, PricewaterhouseCoopers, LLP provided various audit, audit related, tax and other services to the Company as follows:

	2004	2003
Audit fees (1)	$549,000	$477,000
Audit-related fees (2)	124,000	230,000
Tax fees (3)	177,000	332,000
All other fees (4)	28,000	21,000

Total	$878,000	$1,060,000

(1) Audit Fees. This category includes the audit of Roxio’s annual financial statements, review of financial statements included in Roxio’s Form 10-K, quarterly reports, statutory audits required by non-U.S. jurisdictions, and services that generally only the principal auditor reasonably can provide, primarily consents and review of SEC filings for those fiscal years.

(2) Audit-Related Fees. This category includes primarily fees related to services performed in connection with the acquisitions of Napster, LLC in May 2003 and MGI Software Corp. in January 2002.

(3) Tax Fees. This category consists of fees billed for tax-related services, including compliance, planning, tax advice, and preparation of tax returns in certain overseas jurisdictions.

(4) All Other Fees. This category consists of fees billed for miscellaneous other services not included in categories above.

All of the audit fees, audit-related fees and tax fees, and all other fees described above, were approved by the Audit Committee of the our Board of Directors. The Audit Committee has delegated to Mr. Kaczorowski, the Chair of our Audit Committee, the authority to approve audit-related and non-audit services not prohibited by law to be performed by our independent accountants and associated fees on behalf of the Audit Committee in accordance with Rule 10A-3 under the Securities Exchange Act of 1934.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this annual report:

3.	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

ROXIO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROXIO, INC.

By:	/s/ WM. CHRISTOPHER GOROG	By:	/s/ NAND GANGWANI
	Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer) July 29, 2004		Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) July 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog	Chairman and Chief Executive Officer (Principal Executive Officer)	July 29, 2004

* Vernon E. Altman	Director	July 29, 2004

* Richard J. Boyko	Director	July 29, 2004

* Joseph C. Kaczorowski	Director	July 29, 2004

* Philip J. Holthouse	Director	July 29, 2004

* Brian C. Mulligan	Director	July 29, 2004

* Robert Rodin	Director	July 29, 2004

* By /s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog Attorney-in-Fact	Chairman and Chief Executive Officer (Principal Executive Officer)	July 29, 2004