Form 10-Q
period 2004-06-30
ROXIO INC
filed 2004-08-09
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒    No ☐

As of August 1, 2004, there were 34,670,913 shares of the Registrant’s Common Stock outstanding, par value $0.001.

ROXIO, INC.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Quarterly Report under the caption “Risk Factors” which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report.

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

ROXIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$19,283	$36,911
Restricted cash	735	1,735
Short-term investments	43,395	28,490
Accounts receivable, net of allowance for doubtful accounts of $905 at June 30, 2004 and $991 at March 31, 2004	15,566	16,279
Prepaid expenses and other current assets	15,230	7,480
Deferred income taxes	146	150

Total current assets	94,355	91,045
Long-term investment	3,000	3,000
Property and equipment, net	9,063	9,933
Goodwill	91,623	91,723
Identifiable intangible assets, net	4,565	5,899
Other assets	1,180	1,748

Total assets	$203,786	$203,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,895	$6,085
Income taxes payable	2,803	2,841
Accrued liabilities	27,403	30,627
Deferred revenues	2,707	1,545
Current portion of long-term debt	15,491	15,420

Total current liabilities	54,299	56,518
Long term liabilities:
Deferred revenues	85	85
Long-term capital lease obligations	155	68
Other long term liabilities	2,268	2,296

Total liabilities	56,807	58,967

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000 shares; Issued and outstanding: none at June 30, 2004 and at March 31, 2004	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and outstanding: 34,671 shares at June 30, 2004 and 33,543 shares at March 31, 2004	35	34
Additional paid-in capital	200,737	195,503
Deferred stock-based compensation	(1,034)	(1,386)
Accumulated deficit	(57,728)	(55,088)
Accumulated other comprehensive income	4,969	5,318

Total stockholders’ equity	146,979	144,381

Total liabilities and stockholders’ equity	$203,786	$203,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Net revenues :
Consumer software	$22,048	$23,395
Online music	7,867	781

Total net revenues	29,915	24,176
Cost of revenues :
Consumer software (1)	4,625	6,986
Online music	6,416	620
Amortization of purchased technologies	696	587

Total cost of revenues	11,737	8,193

Gross profit	18,178	15,983

Operating expenses:
Research and development (2)	6,478	6,934
Sales and marketing (3)	10,390	9,407
General and administrative (4)	4,861	5,277
Restructuring charges	(153)	1,536
Amortization of intangible assets	576	617
Stock-based compensation charges	382	519

Total operating expenses	22,534	24,290

Loss from operations	(4,356)	(8,307)
Gain on sale of GoBack product line	1,682	10,592
Other income, net	219	67

Income (loss) before provision for income taxes	(2,455)	2,352
Provision for income taxes	185	2,722

Net loss	$(2,640)	$(370)

Net loss per share:
Basic and Diluted	$(0.08)	$(0.02)

Weighted average shares used in computing net loss per share
Basic and Diluted	33,726	21,864

(1)	Excludes stock-based compensation charges of $6 and $10 for the three months ended June 30, 2004 and 2003, respectively.
(2)	Excludes stock-based compensation charges of $95 and $151 for the three months ended June 30, 2004 and 2003, respectively.
(3)	Excludes stock-based compensation charges of $85 and $135 for the three months ended June 30, 2004 and 2003, respectively.
(4)	Excludes stock-based compensation charges of $196 and $223 for the three months ended June 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,640)	$(370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,552	2,347
Stock-based compensation charges	382	519
Bad debt expense (benefit)	(81)	38
Loss on retirement of property and equipment	—	320
Gain on sale of GoBack product line	(1,682)	(10,592)
Deferred income taxes	—	2,372
Change in operating assets and liabilities, net of effects of acquisition of Napster, LLC and sale of GoBack product line:
Accounts receivable	829	4,063
Prepaid expenses and other current assets	(3,993)	543
Other long term assets	661	(228)
Accounts payable	(700)	(4,583)
Income taxes payable	35	(1,052)
Accrued liabilities	(2,512)	(1,729)
Deferred revenues	1,247	1,827
Other liabilities	(113)	295

Net cash used in operating activities	(6,015)	(6,230)

Cash flows from investing activities:
Purchases of property and equipment, net	(81)	(1,113)
Proceeds from sale of GoBack product line	2,760	10,250
Purchases of other intangible assets	—	(63)
Purchases of short-term investments	(33,601)	(2,792)
Proceeds from sale of short-term investments	12,812	350
Maturities of short-term investments	5,809	2,390
Transfer from restricted cash account	1,000	—
Acquisition of Napster, LLC, net of cash acquired	—	(13,473)

Net cash used in investing activities	(11,301)	(4,451)

Cash flows from financing activities:
Principal payment of capital lease obligations	(174)	(154)
Issuance of common stock under employee stock plan	109	—
Issuance of common stock	1	20,613

Net cash provided by (used in) financing activities	(64)	20,459

Effect of exchange rates on cash	(248)	(2)

Change in cash and cash equivalents :	(17,628)	9,776
Cash and cash equivalents at beginning of period	36,911	36,820

Cash and cash equivalents at end of period	$19,283	$46,596

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2004	2003
Supplemental cash flow information:
Cash paid for interest	$147	$61

Cash paid for income taxes	$115	$1,313

Non-cash disclosure of investing and financing activities:
Unrealized losses on short-term investments	$(75)	$(46)

Issuance of common stock	$4,999	$23,486

Assets acquired under capital leases	$332	$—

Adjustment to goodwill resulting from the acquisition of Napster, LLC	$51	$—

Adjustment to additional paid-in-capital in connection with issuance of common stock from private equity financing	$186	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared by Roxio, Inc., a Delaware company (“Roxio”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Roxio believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Roxio’s annual report on Form 10-K for the year ended March 31, 2004.

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

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation, namely the separate presentation of online music revenues and restructuring charges on the statements of operations, the reclassification of certain amortization expenses to cost of revenues, and the reclassification of certain accrued professional fees from accounts payable to accrued liabilities on the balance sheets. These reclassifications do not have an effect on Roxio’s consolidated financial condition, results of operation or cash flows.

Restricted cash

At June 30, 2004, Roxio has $735,000 of restricted cash. The restricted cash serves as collateral for irrevocable standby letter of credit that provides financial assurance that Roxio will fulfill its obligation to one of its lessors. The cash is held in custody by the issuing bank and is restricted as to withdrawal or use. Unless renewed, the restriction will lapse within twelve months.

Stock-based compensation

Roxio accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of Roxio’s common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years.

Roxio accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date of grant. No non-employee compensation expense has been recognized in Roxio’s Condensed Consolidated Statement of Operations.

The following table illustrates the effect on net loss and earnings per share if Roxio had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,
	2004	2003
Net loss, as reported	$(2,640)	$(370)
Add:
Unearned stock-based compensation expense included in reported net loss	382	519
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,301)	(2,732)

Pro forma net loss	$(4,559)	$(2,583)

Net loss per share:
Basic and diluted—as reported	$(0.08)	$(0.02)
Basic and diluted—pro forma	$(0.14)	$(0.12)

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

The fair value of stock option and ESPP stock purchase rights was estimated on the date of grant using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Roxio uses historical volatility rates for this calculation. Because Roxio’s employee stock options and ESPP purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing option-pricing models do not necessarily provide a reliable single measure of the fair value of our options and purchase rights. Under the Black-Scholes option-pricing model, the weighted average fair value of stock options at date of grant was $3.17 and $4.18 per share for options granted during the three months ended June 30, 2004 and 2003, respectively. The weighted average fair value of purchase rights under ESPP was $2.85 and $3.09 per share during the three months ended June 30, 2004 and 2003, respectively.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and ESPP stock purchase rights:

	Three Months Ended June 30,
	2004	2003
Stock options:
Expected volatility	100%	108%
Risk-free interest rate	3.04%	2.17%
Expected life	4 years	4 years
Expected dividend yield	zero	zero

ESPP stock purchase rights:
Expected volatility	108%	115%
Risk-free interest rate	1.67%	1.89%
Expected life	1.6 years	1.2 years
Expected dividend yield	zero	zero

NOTE 2—BUSINESS ACQUISITION AND DIVESTITURE

Acquisition of Napster, LLC, formerly known as Pressplay

In May 2003, Roxio acquired substantially all of the ownership of Napster, LLC, provider of an online music service formerly known as Pressplay. Napster, LLC was not affiliated with Napster, Inc. Pressplay served as the foundation for Roxio’s online music service which was launched on October 29, 2003 under the Napster brand. Pressplay’s results of operations were included in Roxio’s financial statements from the date of acquisition. In consideration of the acquisition, Roxio paid $12.5 million in cash, issued 3.9 million shares of Roxio’s common stock valued at $23.5 million and obligated itself to pay up to $12.4 million in contingent payments based on Roxio’s future cash flows from the Napster business. The common stock issued was valued in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 99-12, “Determination of the Measurement Date for the Market Price of Acquiror Securities Issued in a Purchase Business Combination” using the average of the market values of Roxio’s common stock for five days prior to the date of the consummation of the acquisition. Roxio incurred approximately $1.8 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price of the transaction.

Roxio accounted for the acquisition of Napster, LLC using the purchase method of accounting. The results of operations and the estimated assets acquired and liabilities assumed have been included in Roxio’s financial statements from the date of acquisition. The allocation of the purchase price to the tangible and identifiable intangible assets acquired is summarized below. Management determined the allocation and estimate of fair value with the assistance of a third party independent appraiser.

(in thousands)
Calculation of purchase price:
Value of stock consideration	$23,487
Cash consideration	12,500
Acquisition costs	1,821

Total costs	$37,808

Allocation of purchase price:
Current assets	$3,067
Property and equipment	4,144
Other assets	1,096
Identifiable intangible assets—Trademark	300
Goodwill	34,658

Total assets acquired	43,265
Current liabilities	(5,457)

Net assets acquired	$37,808

The identifiable intangible asset was amortized on a straight line basis over its estimated useful life of one year. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested annually for impairment.

The following unaudited pro forma results of operations are calculated as if Pressplay had been acquired at the beginning of the period presented (in thousands, except per share amounts):

Three Months Ended June 30, 2003
Net revenues	$24,970
Net loss	$(3,896)
Basic and diluted net loss per share	$(0.19)
Weighted average shares used in computing net loss per share	21,036

Sale of Goback product line

In April 2003, Roxio sold its GoBack product line and related tangible and intangible assets to Symantec. Cash consideration of $10.2 million was received at the date of the sale with a further $2.8 million held in escrow. This escrow was subject to claims for certain potential contingencies and was paid to Roxio after the one-year anniversary date of the close of the transaction. A total of $1.1 million of the escrow amount was recognized as consideration at the time of the transaction. The remainder was recognized in April 2004, the one-year anniversary date of the close of the transaction after satisfaction of the conditions specified in the purchase agreement. Roxio recorded a total gain of $12.3 million from the sale of the GoBack product line, including $1.7 million recognized in the quarter ended June 30, 2004.

NOTE 3—SHORT-TERM INVESTMENTS:

Roxio’s short-term investments consist of the following (in thousands):

	June 30, 2004 Fair Value	March 31, 2004 Fair Value
Commercial paper	$15,895	$16,256
Corporate securities	16,076	5,067
Municipal securities	8,918	6,654
U.S. agencies securities	2,506	513

Total short-term investments	$43,395	$28,490

At June 30, 2004 and March 31, 2004, the estimated fair value of Roxio’s short-term investments approximated their carrying value. There were $351,000 and $276,000 of net unrealized losses at June 30, 2004 and March 31, 2004, respectively. Approximately $30.1 million and $27.2 of the short-term investments mature in less than one year as of June 30, 2004 and March 31, 2004, respectively. The remaining short-term investments generally have effective maturity dates between one and two years.

NOTE 4—BALANCE SHEET DETAIL

Prepaid expenses and other current assets

	June 30, 2004	March 31, 2004
	(in thousands)
Prepaid marketing expense	$9,000	$—
Other prepaid expenses	2,484	2,448
Content advances	2,317	2,709
Other receivables	1,004	11
Inventories	425	1,187
Cash held in escrow	—	1,125

	$15,230	$7,480

Prepaid marketing expense consists of amounts paid to strategic marketing partners for future marketing services. $5.0 million of the balance at June 30, 2004 relates to stock issued to Best Buy Enterprise Services, Inc. during June 2004 as described in Note 11. The recoverability of this balance is subject to regular review by management.

Content advances are advances paid to third-party content providers as part of an agreement to make digital content available to Roxio. These advances are being expensed as content fees become due in accordance with the terms of the related agreements, generally based on usage. Advances that are not expected to be recovered by the end of their contractual terms are expensed if they are not refundable. The recoverability of these balances is subject to regular review by management.

Accrued liabilities

	June 30, 2004	March 31, 2004
	(in thousands)
Accrued sales returns reserve	$7,822	$9,166
Accrued compensation and related expenses	4,027	4,466
Accrued litigation and professional fees	3,054	3,218
Accrued marketing development funds	2,692	2,782
Accrued royalties	2,318	2,546
Accrued affiliate and content liabilities	1,615	1,297
Accrued restructuring	1,775	3,576
Accrued technical support	860	1,016
Other	3,240	2,560

	$27,403	$30,627

NOTE 5—LONG-TERM INVESTMENTS

In August 2002, Roxio made a strategic investment of $3.0 million in YesVideo, a company specializing primarily in video-to-DVD conversion services. Roxio owns approximately 11% of YesVideo, does not have significant influence over YesVideo’s operating and financial policies, and is not represented at YesVideo’s board of directors. As a result, the investment is accounted for using the cost method of accounting.

NOTE 6—IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets

The gross carrying amounts and accumulated amortization of identifiable intangible assets are as follows for the periods presented (in thousands):

	June 30, 2004		March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Including Effects of Foreign Currency Exchange)
Identifiable intangible assets:
Patents	$5,627	$5,457	$5,627	$5,426
Covenant not to compete	6,010	6,010	6,010	6,010
Purchased technology	11,289	9,736	11,158	8,915
OEM relationships	1,186	1,186	1,186	1,186
Trademark	8,196	5,354	8,116	4,661
Capitalized website development costs	1,823	1,823	1,823	1,823

	$34,131	$29,566	$33,920	$28,021

Net book value		$4,565		$5,899

Identifiable intangible assets are generally amortized over three years. Amortization of identifiable intangible assets was $1.3 million and $1.2 million for the quarters ended June 30, 2004 and 2003, respectively.

The estimated remaining amortization expense for identifiable intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2005 (9 months)	$3,216
2006	1,349

Total	$4,565

Goodwill

Changes in the carrying amount of goodwill are as follows (in thousands):

	For the Quarter Ended June 30, 2004	For the Year Ended March 31, 2004
Balance at beginning of fiscal year	$91,723	$55,247
Goodwill resulting from the acquisition of Napster, LLC, formerly known as Pressplay	51	34,709
Effect of foreign currency exchange	(151)	1,767

Balance at end of period	$91,623	$91,723

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” Roxio annually evaluates the carrying value of goodwill and adjusts the carrying value if the asset’s value has been impaired. In addition, Roxio periodically evaluates if there are any events or circumstances that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. Roxio completed its most recent annual goodwill impairment review as of March 31, 2004 and concluded that goodwill was not impaired. Since March 31, 2004 there have been no events or circumstances that would require an updated impairment assessment.

NOTE 7—RESTRUCTURING

The following table summarizes Roxio’s total restructuring accrual as of March 31, 2004 and the activity during the quarter ended June 30, 2004 (in thousands):

	Lease Termination Costs	Severance and Other Benefits	Other Costs	Total
Total provision at March 31, 2004	$3,240	$1,233	$841	$5,314
Adjustment to provision	(316)	—		(316)
Additional provision	—	52	111	163
Reclassification of costs	294		(294)	—
Cash payments	(280)	(1,235)	(242)	(1,757)
Non cash items	33	—	—	33

Total provision at June 30, 2004	$2,971	$50	$416	$3,437

Short term portion of provision	$1,309	$50	$416	$1,775

Long term portion of provision	$1,662	$—	$—	$1,662

The $294,000 reclassification of costs in the table above relates to future lease payments for facilities assigned to Roxio when it acquired MGI Software in January 2002. These costs were included in other costs at March 31, 2004.

NOTE 8—SHORT-TERM DEBT

Short-term debt consists of the following (in thousands):

	June 30, 2004	March 31, 2004
Revolving credit agreement	$15,000	$15,000
Obligations under capital leases with interest rates ranging from 4.83% to 12.00%	491	420

Current portion of long-term debt	$15,491	$15,420

Roxio has an agreement with a bank to provide a $17.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit bears interest at a variable rate of prime plus 0.50% per annum and expires in March 2006. The line of credit contains a material adverse conditions clause and certain covenants that require Roxio to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $10.0 million, (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 50% of net accounts receivable, less sales returns reserves, to total borrowings under the line of credit of not less than 2.00 to 1.00. At June 30, 2004, Roxio was in compliance with all covenants and had drawn down $15.0 million under the line of credit.

NOTE 9—REVENUE RECOGNITION

Roxio recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements,” American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition” and Emerging Issues Task Force (“EITF”) 01-09, “Accounting for Consideration Given by a Vendor to a Customer” including subsequent interpretations.

Online music

Online music revenue is comprised of revenues from online subscriptions, individual music downloads, delivery of associated hardware and licenses of merchandising rights. Subscription and download fees are paid by customers in advance either via credit card or redemption of pre-paid cards, gift certificates or promotional codes.

Online music subscription revenue is recognized as the subscribed services are made available to the end user. Revenues from sales of individual songs or albums by download are recognized at the time the music is delivered, digitally, to the end user. Revenues from shipments of hardware are recognized when the hardware is shipped to the customer, provided that all revenue recognition criteria are met. Revenues from licensees of Napster merchandising rights are recognized upon receipt of royalty reports from the licensee.

Revenues from pre-paid cards, gift certificates or promotional codes are deferred and recognized upon delivery of products or services obtained through redemption of the cards, gift certificates or promotions. Credit card fees are recognized as a cost of revenues in the period that the associated billing is earned.

On arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate elements provided the elements can be divided into separate units in accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” Consideration from multiple element arrangements is allocated among the separate units based on their relative fair values, provided the elements have value on a stand alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. In the event that there is no objective and reliable evidence of fair value for the delivered elements, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

Roxio has arrangements with certain customers whereby the customer provides goods or services to Roxio. Our revenue and the charges for the goods or services provided by a customer are accounted for in accordance with EITF 01-09. The costs of separately identifiable goods or services received by Roxio from a customer are valued at the cost Roxio would incur to procure the same goods or services from a non-customer third party. To the extent the goods or services cannot be separated, the total consideration is recorded as a reduction of revenues. Consideration paid to customers under these arrangements that exceed the separately identifiable value of the goods or services provided would be reflected as a reduction of the customer’s revenue.

Direct costs of online music content delivered to customers through subscriptions or downloads are expensed to cost of revenues as incurred.

Consumer software

Roxio sells its consumer software products through original equipment manufacturers (“OEMs”) and retail channels via distributors and direct to end users.

For software product sales to OEMs, revenues are recognized based on reported product shipments from OEMs to their customers provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. For arrangements in which all elements are not delivered at the point of reported product shipment, revenues associated with the undelivered element are deferred and amortized over the fulfillment period.

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

Revenues from licenses of technology are recognized in accordance with SAB 104 upon delivery of the licensees, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectability is probable.

Costs related to post-contract customer support (“PCS”) are accrued at the date the related revenues are recognized. PCS obligations relate to telephone support, and minor bug fixes and updates are downloadable from our website. As no separate charge is made for the PCS and the PCS is available for a period of less than one year, Roxio does not ascribe any value to the PCS or defer any portion of revenues for it. If PCS services become a more significant portion of Roxio’s costs or Roxio makes it available for more than one year, Roxio may be required to assign a portion of its revenues to PCS and recognizes those revenues over the period of the PCS services.

NOTE 10—OTHER COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Other comprehensive income for the periods presented represents foreign currency translation items associated with Roxio’s operations in the Europe, Japan and Canada. No tax effect has been provided on the foreign currency translation items for any period shown, as the undistributed earnings of Roxio’s foreign investments will continue to be reinvested. The tax effect of the unrealized loss on marketable securities was immaterial for the quarters ended June 30, 2004 and 2003, respectively.

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Net loss	$(2,640)	$(370)
Foreign currency translation adjustment	(274)	487
Net unrealized loss on short-term investments	(75)	(46)

Total comprehensive loss	$(2,989)	$(71)

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	June 30, 2004	March 31, 2004
Cumulative translation adjustment	$5,320	$5,594
Net unrealized loss on short-term investments	(351)	(276)

Accumulated other comprehensive income	$4,969	$5,318

NOTE 11—STOCKHOLDERS’ EQUITY

On June 17, 2004, Roxio entered into a Common Stock Purchase Agreement with Best Buy Enterprise Services, Inc. (“Best Buy”). Under the terms of a related multi-year agreement, Best Buy Stores, L.P., an affiliate of Best Buy will promote Napster as its leading digital music service through comprehensive in-store marketing activities as well as extensive broadcast, print and online advertising. Best Buy will also market a co-branded version of Napster which will be made available to customers via retail locations and online through Bestbuy.com. In connection with the transaction, Best Buy will receive Roxio stock with a value of up to $10 million over the term of the agreement and Napster will engage with Best Buy in jointly funded marketing activities. On June 17, 2004, Roxio issued approximately 1.1 million shares of common stock valued at $5.0 million to Best Buy at a cash purchase price of $0.01 per share. The difference between the fair value of the shares and the cash purchased price was recorded as prepaid marketing expenses upon issuance of the shares in June 2004.

Changes in the common stock and additional paid-in-capital are as follows (in thousands):

	Common Stock		Additional Paid-in Capital
	Shares	Amount
Balance at March 31, 2004	33,543	$34	$195,503
Issuance of common stock under employee stock plan	28	—	109
Issuance of common stock in connection with Best Buy agreement	1,100	1	4,909
Adjustment to additional paid-in capital	—	—	186
Stock-based compensation	—	—	30

Balance at June 30, 2004	34,671	$35	$200,737

Adjustment to additional paid-in-capital was a result of adjustment of stock issuance costs related to the common stock issuances during fiscal 2004.

NOTE 12—BUSINESS SEGMENT, GEOGRAPHIC INFORMATION AND CONCENTRATIONS

Segment information

Effective with its acquisition of Napster, LLC, formerly known as Pressplay, on May 19, 2003, Roxio operates its business in two reportable segments or divisions: the consumer software division and the online music distribution division. Prior to this acquisition, Roxio did not have an online music distribution business.

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

Roxio’s consumer software division designs, develops and markets application software products which allow customers to create, manage and move their rich digital media.

Roxio’s CODM evaluates the performance of these divisions based on net revenues and operating income (loss) before income taxes, interest income, interest expenses, gain on divestitures, and other income, excluding the effects of nonrecurring charges and the amortization of identifiable intangible assets related to acquisitions. Operating results also include the allocation of certain corporate expenses based on usage. There are no sales transactions between the segments. Restructuring charges, amortization of identifiable intangible assets and stock-based compensation charges are not included in management’s evaluation of performance by the operating divisions as they are primarily organizational in nature.

The following table presents financial information for the two reportable segments (in thousands):

	Three Months Ended June 30,
	2004	2003
Net revenues by segment:
Consumer software	$22,048	$23,395
Online music	7,867	781

Total net revenues	$29,915	$24,176

Segment operating income (loss) before restructuring, amortization and stock-based compensation
Consumer software	$4,585	$(3,317)
Online music	(8,136)	(2,318)

Total segment operating loss before restructuring, amortization and stock-based compensation	(3,551)	(5,635)
Corporate and unallocated operating costs and expenses:
Restructuring	153	(1,536)
Amortization	(576)	(617)
Stock-based compensation	(382)	(519)

Loss from operations	$(4,356)	$(8,307)

	June 30, 2004	March 31, 2004
Total assets
Consumer software	$142,104	$150,171
Online music	61,682	53,177

Total assets	$203,786	$203,348

Geographic information

The following table presents net revenues by country based on the location of customers (in thousands):

	Three Months Ended June 30,
	2004	2003
United States	$18,807	$15,215
Canada	3,318	2,366
United Kingdom	1,832	1,108
Japan	1,783	1,685
Germany	1,234	1,052
Other countries	2,941	2,750

	$29,915	$24,176

The following table presents long-lived assets, excluding goodwill and identifiable intangible assets, by country based on the location of the assets (in thousands):

	June 30, 2004	March 31, 2004
United States	$11,682	$12,969
Canada	879	964
Other countries	682	748

	$13,243	$14,681

The following individual customers accounted for a significant portion of our net revenues:

	Three Months Ended June 30,
	2004	2003
Ingram Micro	16%	15%
Navarre Corporation	10%	18%
Dell Computer Corporation	*	16%

* Less than 10%.

The following individual customers accounted for a significant portion of our net accounts receivable:

	June 30, 2004	March 31, 2004
Navarre Corporation	20%	27%
Gem Distribution	13%	13%

NOTE 13—LITIGATION

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Roxio estimates that at the low end of the range, there may not be any additional payments required to settle the pending MGI Software related-claims. The upper end of the range cannot be reasonably estimated at this time. Roxio accrued $2.4 million for possible litigation settlements as part of the purchase price allocation of MGI Software. Because no amount in the range is more likely than any other to be the actual amount of any settlement, and because there have been no specific triggering events related to these possible claims, Roxio has not adjusted the original provision. The amount, if any, necessary to settle patent claims related to Roxio’s products cannot be determined at this time.

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

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS

Shared-Based Payments

On March 31, 2004, the Financial Accounting Standard Board (“FASB”) issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the vesting period. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use. The recommended effective date of the proposed standard for public companies is for fiscal years beginning after

December 15, 2004. Roxio has not completed its assessment of the impact of the proposed standard on its financial condition, results of operations or cash flow.

NOTE 15—SUBSEQUENT EVENTS

On August 9, 2004 Roxio signed a definitive agreement to sell substantially all the assets and liabilities of its Consumer Software Division, including all the assets and liabilities of certain international subsidiaries, to Sonic Solutions (“Sonic”). Sonic has agreed to pay a total of $70 million in cash and $10 million in stock consideration, and to assume certain working capital liabilities and long term leases. The disposition will be accounted for as a discontinued operation in accordance with FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below, in “Risk Factors” and elsewhere in this quarterly report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Executive Summary—a high level discussion of the business including a discussion of our strategy, opportunities, challenges and risks.

•	Significant Agreements and Transactions—a discussion of our significant acquisitions, divestiture, or other agreements.

•	Critical Accounting Policies—a discussion of accounting policies that require critical judgments and estimates.

•	Results of Operations—an analysis of our Company’s consolidated results of operations for the three years presented in our financial statements.

•	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, and contractual obligations.

•	Litigation—a discussion of pending litigation, claims and other matters.

•	Recent Accounting Pronouncements—information on recent accounting pronouncements.

Executive Summary

Roxio is a leading provider of digital media software and services for the consumer market. We have pioneered the development of consumer software products and services that allow our customers to create, acquire, manage and move rich digital media. Through our Napster service, users can legally stream, download and copy, or “burn” a wide variety of digital music. The software division provides software that enables individuals to record digital content onto CDs and DVDs and we offer photo and video editing products. Taken together, these products enable customers to access, archive, create, customize and share digital materials in formats compatible with the growing number of digital entertainment devices such as personal computers (PCs), CD and DVD players, and compressed audio players.

Effective with our acquisition of Napster, LLC (f/k/a Pressplay) on May 19, 2003, we operate our business in two segments or divisions, the consumer software division and the online music distribution division. To date, we have derived the majority of our revenues from sales of consumer software products.

Consumer software division

We derive consumer software revenues primarily through distributors and direct sales to end users through our Website and toll-free number. Distributors resell our products to retailers of computer software products. We also sell our software products to OEMs such as PC manufacturers and CD- and DVD-recordable drive manufacturers and integrators. Generally, OEMs bundle a standard (not fully featured) version of our software together with their products pursuant to licensing agreements with us.

Historically our revenues originated primarily through OEM’s, however the OEM distribution channels have become increasingly competitive over time, resulting in increasing price pressure and lower revenue. To maintain growth, we have broadened our distribution through retail channels and direct sales through our Roxio web store.

Our consumer software products have earned numerous product recognition awards due to our innovative technology and feature sets, which give us a competitive advantage. We intend to continue to invest in product development to improve our technology, expand the breadth of our product offering and maintain compatibility with technology standards. In the future, if technology standards or the digital entertainment devices with which we are compatible change, our revenues could be adversely impacted.

We expect that the consumer software space will remain competitive, but that revenues will grow incrementally as we launch new products. In the future, if we lose access to our various OEM and retail distribution channels, our revenues could be adversely impacted. Additionally, if our competitors develop more advanced technology, we could lose our competitive advantage.

The consumer software business is seasonal with lows in the summer and highs in the fall and winter due to the holidays and consumer winter spending. Management expects that revenues in the quarter ending September 30, 2004 will be lower than the prior three quarters due to this seasonality.

Online Music

Our online music division derives its primary revenues from online subscriptions and individual music downloads, via our Napster service. This service offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded as well as the ability to purchase individual tracks or albums on an a-la-carte basis. Subscription and download fees are paid by customers in advance either via credit card or redemption of pre-paid cards, gift certificates or partner promotional codes. This division also periodically licenses merchandising rights and resells hardware that our end users may utilize to store and replay their digital music content.

The online music division was launched under the Napster brand in the United States in October 2003. Prior to this launch we had online music revenue from the acquisition of a business, Napster, LLC, formerly known as Pressplay. During May 2004 the online music division expanded its service to be available in both the United Kingdom and Canada.

We sell our online music services directly to end users through our Napster.com website, but also leverage retail distribution channels to promote and bundle the Napster services with other products they sell. If we lost access to our retail distribution partners, our revenues could be adversely impacted.

The market for online music is rapidly growing and we expect our online music business to continue to grow as the industry expands. This market is highly competitive and we expect competition to continue to increase in the future as the market expands. However, we believe that our unique technology positions us ahead of many of our competitors. We plan to drive increased demand and stay ahead of our competition by adding additional features and functionality to expand the portability of our Napster service and to improve our customers online music experience in the future.

Our overall strategy for both divisions is to expand our offerings for both products and services to allow for even easier management of and access to rich digital entertainment and personal media, including music, photos and video, and to continue global expansion.

During fiscal year 2004, we undertook a number of restructurings, particularly workforce reductions and real estate consolidations, to react to market conditions, reducing expenses through strong cost cutting measures and consolidating operations. These activities included the sale of our GoBack product line to Symantec in a transaction accounted for as a sale of assets. As a result of these restructurings, we have significantly reduced costs, and the consumer software division is now profitable and cash flow positive. The online music division continues to operate at a loss and net cash burn due to our significant investments to expand the service capabilities and ensure world-wide growth.

Significant Agreements and Transactions

Acquisitions

In May 2003, Roxio acquired substantially all of the ownership of Napster, LLC (formerly known as Pressplay), a provider of an online music service. Napster, LLC was not affiliated with Napster, Inc. Pressplay served as the foundation for Roxio’s online music service which was launched on October 29, 2003 under the Napster brand. In consideration of the acquisition, Roxio exchanged $12.5 million in cash, issued 3.9 million shares of Roxio’s common stock valued at $23.5 million and obligated itself to pay up to $12.4 million in contingent payments based on Roxio’s future cash flows from the Napster business. Roxio incurred approximately $1.8 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price of the transaction. This acquisition was accounted for as a purchase and Napster, LLC’s (f/k/a Pressplay) results of operations are included in our financial statements from the date of acquisition. Prior to the launch of the Napster branded online music services in October 2003, online music revenues were minimal.

Divestitures

In April 2003, Roxio sold its GoBack product line and related tangible and intangible assets to Symantec. Cash consideration of $10.2 million was due at the date of the sale with a further $2.8 million held in escrow. This escrow was subject to claims for certain potential contingencies and was paid to Roxio after the one-year anniversary date of the close of the transaction. A total of $1.1 million of the escrow amount was recognized as consideration at the time of the transaction. The remainder was recognized in April 2004, the one-year anniversary date of the close of the transaction after satisfaction of the conditions specified in the purchase agreement. Roxio recorded a total gain of $12.3 million from the sale of the GoBack product line, including $1.7 million recognized in the quarter ended June 30, 2004.

On August 9, 2004 Roxio signed a definitive agreement to sell substantially all the assets and liabilities of its Consumer Software Division, including all the assets and liabilities of certain international subsidiaries, to Sonic Solutions (“Sonic”). Sonic has agreed to pay a total of $70 million in cash and $10 million in stock consideration, and to assume certain working capital liabilities and long term leases. The disposition will be accounted for as a discontinued operation in accordance with FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The sale transaction will be final once certain regulatory and stockholder approvals have been obtained, estimated to be during our quarter ending December 31, 2004.

Common Stock Purchase Agreement

On June 17, 2004, Roxio entered into a Common Stock Purchase Agreement with Best Buy Enterprise Services, Inc. (“Best Buy”). Under the terms of a related multi-year agreement, Best Buy’s affiliates, Best Buy Stores, L.P., will promote Napster as its leading digital music service through comprehensive in-store marketing activities as well as extensive broadcast, print and online advertising. Best Buy Stores, L.P. will also market a co-branded version of Napster which will be made available to customers via retail and online through Bestbuy.com. In connection with the transaction, Best Buy will receive Roxio stock with a value of up to $10 million over the term of the agreement and Napster will engage with Best Buy Shares, L.P. in jointly funded marketing activities. On June 17, 2004, Roxio issued approximately 1.1 million shares of common stock valued at $5.0 million to Best Buy at a cash purchase price of $0.01 per share. The difference between the fair value of the shares and the cash purchase price was recorded as prepaid marketing expenses upon issuance of the shares in June 2004.

Critical Accounting Policies & Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to: sales returns and allowances, bad debt allowances, provisions for excess and obsolete inventory, warranty reserves, intangible assets, restructure provisions and deferred income taxes. Actual results could differ from these estimates. Certain of our critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Financial Statements.

These critical accounting policies and the effect that changes in management’s estimates could have on our consolidated financial statements are further described below.

Prepaid Content Advances and Marketing Fees

We recognize up front advance payments for digital content and marketing fees in Prepaids and Other Current Assets. Prepaid Content Advances are expensed as content fees and become due in accordance with the terms of the related agreements, generally based on usage. Marketing Fees are expensed as we receive separately identifiable marketing services from our strategic marketing partners. Advances that are not recovered by the end of their contractual terms may be non-refundable. The recoverability of these balances is subject to regular review by management considering expected future content fees and marketing services. The estimates of expected future benefits include judgments about growth in demand for our products, performance by our strategic partners and fair values for the related services. Changes in these estimates could require us to write down the carrying value of these advances and could materially impact our financial position and results of operations.

Revenue Recognition, Returns and Allowances & Post-Contract Customer Support

Roxio recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements,” and American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition” including subsequent interpretations.

Online Music

On arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units in accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values. In the event that there is no objective and reliable evidence of fair value, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Management applies significant judgment in establishing the fair value of multiple elements within revenue arrangements. Estimates of fair value represent our best estimate, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time revenue charges as future elements of the arrangements are delivered.

Roxio has arrangements with certain customers whereby the customer provides goods or services to Roxio. Our revenue and the charges for the goods or services provided by a customer are accounted for in accordance with EITF 01-09. The costs of separately identifiable goods or services received by Roxio from a customer are valued at the cost Roxio would incur to procure the same goods or services from a non-customer third party. To the extent the goods or services cannot be separated, the total consideration is recorded as a reduction of revenues. Consideration paid to customers under these arrangements that exceed the separately identifiable value of the goods or services provided would be reflected as a reduction of the customer’s revenue. Management exercises significant judgment in determining the fair value of separately identified goods or services. Estimates of fair value represent our best estimate, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time expense or revenue charges.

Consumer Software

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

Management applies significant judgment and relies on historical experience in establishing these allowances. If future return or “MIR” patterns differ from past patterns, due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues. If at any point in the future we become unable to estimate returns reliably, we could be required to defer recognizing revenues until the distributor notifies us that the product has been sold to an end user.

Costs related to post-contract customer support (“PCS”) are accrued at the date the related revenues are recognized. PCS obligations relate to telephone support, and minor bug fixes and updates that are downloadable from our website. As no separate charge is made for the PCS and the PCS is available for a period of less than one year, Roxio does not ascribe any value to the PCS or defer any portion of revenues for it. If PCS services become a more significant portion of Roxio’s costs or Roxio makes it available for more than one year, Roxio may be required to assign a portion of its revenues to PCS and recognize those revenues over the period of the PCS services.

Allowance for doubtful accounts.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is appropriate based on the risk category using the factors described above. Generally, our customer payment terms do not exceed 45 days. In addition, our allowance is calculated by applying to all unpaid invoices a percentage based on the age category and an analysis of our historical experience of bad debts. The allowance for doubtful accounts represents our best estimate, but changes in circumstances relating to accounts receivable, including changes in general economic conditions, may result in a requirement for additional allowances in the future.

Long-lived assets

Our long-lived assets consist primarily of goodwill and identifiable intangible assets, property and equipment, an investment in a private company and advances of content fees for our online music business. We review long-lived assets for impairment in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such events or circumstances include, but are not limited to, significant changes in general economic conditions, a significant decrease in the fair value of the underlying business, difficulty or delays in integrating an acquired business or a significant change in the operations of our business.

Management applies significant judgment when determining whether events or changes in circumstances indicate that a long lived asset may not be realizable and makes significant estimates while assessing the recoverability if an impairment evaluation is deemed necessary. These estimates included judgments about growth in demand for our products, sustainability of gross margins and our ability to integrate acquired companies and achieve economies of scale. Changes in these estimates could require us to write down the carrying value of our long-lived assets and could materially impact our financial position and results of operations.

Restructure Provisions

We record restructure provisions in accordance with SFAS No. 146, “Accounting for Exit Costs Associated with Exit or Disposal Activities” (“SFAS 146”). In order to determine our restructuring liability, SFAS 146 requires us to make a number of assumptions. These assumptions include estimated sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We develop these assumptions based on our understanding of the current real estate market as well as current market interest rates. The assumptions used are our management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained.

Roxio’s estimates of the excess facilities charge may vary significantly depending, in part, on factors, such as our success in negotiating with our lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases, which may be out of our control. Adjustments to the facilities accrual will be made if further consolidations are required or if actual lease exit costs or sublease income differ from amounts currently expected. Such adjustments could materially impact our financial position and results of operations.

Income Taxes

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $19.1 million as of June 30, 2004, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating losses and accrued liabilities and other provisions, not currently deductible for tax purposes. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

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

	As a Percentage of Net Revenues For the Three Months Ended June 30,
	2004	2003
Net revenues	100%	100%
Cost of revenues	39	34

Gross margin	61	66

Operating expenses:
Research and development	22	29
Sales and marketing	35	39
General and administrative	16	22
Restructuring charges	(1)	6
Amortization of intangible assets	2	2
Stock-based compensation charges	2	2

Total operating expenses	76	100

Loss from operations	(15)	(34)
Gain on sale of GoBack product line	6	44
Other income, net	1	—

Income (loss) before provision for income taxes	(8)	10
Provision for income taxes	1	12

Net loss	(9%)	(2%)

Net Revenues

The following table sets forth, for the periods indicated, our consumer software and online music revenues as a percentage of net revenues:

	For the Three Months Ended June 30,		As a Percentage of Net Revenues For the Three Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Consumer software revenues:
Retail	$18,273	$16,920	61%	70%
OEM	3,775	6,475	13%	27%

	22,048	23,395	74%	97%
Online music revenues :
Content	6,708	781	22%	3%
Product and licenses	1,159	—	4%	—

	7,867	781	26%	3%

Total net revenues	$29,915	$24,176	100%	100%

Consumer Software Revenues

Retail revenues consist of sales to distributors and direct sales to end-users. Retail revenues increased 8% to $18.3 million for the quarter ended June 30, 2004 from $16.9 million for the comparable quarter in the prior year. This increase was primarily due to sales of products that were previously reserved. Gross revenue was flat quarter over quarter, while offsetting returns & allowances decreased $1.4 million, resulting in a net $1.4 million revenue increase. Gross revenue remained flat due to the benefit of new product releases, offset by seasonality, lower volume sales and intense price competition during the quarter ended June 30, 2004. Returns and allowances decreased because we maintained fewer inventories in the channel requiring fewer reserves for returns.

OEM revenues decreased 42% to $3.8 million for the quarter ended June 30, 2004 from $6.5 million for the comparable quarter in the prior year. The decrease was primarily due to lower per-unit royalty rates and a decrease in the number of units shipped by Dell Computer Corporation, one of our significant customers. Beginning in October 2003 Dell Computer Corporation stopped bundling our CD and DVD-recording technology with their consumer desktops, and now only bundles our CD and DVD-recording technology on their commercial desktops. Previously Dell had bundled our CD and DVD-recording technology on both their consumer and commercial desktops. Revenues from this customer declined by $3.5 million in the quarter ended June 30, 2004 compared to the same quarter in the prior year. The unit decrease from Dell was partially offset by the addition of new OEM agreements.

In the future, we anticipate that OEM software revenues will continue to decline in total, and on a per-unit basis, as a result of increased price competition, and that retail and direct revenues will grow incrementally as we launch new products.

Online Music Revenues

We began to generate online music revenues with the acquisition of Napster, LLC in May 2003. Revenues increased approximately 900% to $7.9 million in the quarter ended June 30, 2004 from $781,000 in the quarter ended June 30, 2003 due to the US launch of the Napster service in October 2003 and the subsequent UK and Canadian launches in May 2004. We had no license or product revenue in the same quarter of the prior year.

We anticipate that net revenues from our online music distribution division will continue to increase in the future as a result of continued marketing activities and initiatives to drive customer growth and international expansion, and as the overall online music market expands.

Geographic Revenues

The following table sets forth, for the periods indicated, our revenues per geographic area:

	For the Three Months Ended June 30,		As a Percentage of Net Revenues For the Three Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Consumer software revenues:
North America (including Canada)	$14,595	$16,808	49%	70%
EMEA (Europe, Middle East and Africa)	5,343	4,460	18%	18%
Asia	2,110	2,127	7%	9%

Total consumer software revenues	22,048	23,395	74%	97%
Online music revenues:
North America (including Canada)	7,530	781	25%	3%
EMEA	337	—	1%	—

Total online music revenues	7,867	781	26%	3%
Total net revenues:	$29,915	$24,176	100%	100%

Revenues in geographies outside of North America comprise 26% of our total revenues and increased 5% to $7.8 million for the quarter ended June 30, 2004 from $7.4 million (or 27% of our total revenues) for the comparable quarter in the prior year. The increase in revenues outside North America was primarily due to product launches, higher OEM and Retail sales. We anticipate that in the future international revenues will not fluctuate significantly as a percentage of our total sales.

Gross Margin

The following table sets forth, for the periods indicated, our gross margins:

	Gross Margin For the Three Months Ended June 30,		As a Percentage of Comparable Revenues For the Three Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Consumer software :
Retail	$13,867	$10,085	76%	60%
OEM	3,556	6,324	94%	98%
Amortization of purchased technology	(665)	(572)	—	—

Total consumer software margin	16,758	15,837	76%	68%
Online music :
Content	1,392	161	21%	21%
Product and license	59	—	5%	—
Amortization of purchased technology	(31)	(15)	—	—

Total online music margin	1,420	146	18%	19%

Total blended gross margin	$18,178	$15,983	61%	66%

Consumer software gross margin

Gross margin on consumer software is the percentage of profit from net revenues after deducting cost of revenues, which includes costs related to the physical goods shipped, third party licensed intellectual property, freight, warranty, end user technical support, scrap, royalties and amortization of purchased technology. Our gross margin from OEM revenues is generally significantly higher than our gross margin from retail revenues primarily due to lower product costs and to a lesser extent due to a different level of product support effort associated with OEM sales compared to retail sales. For sales of our products through OEMs, the OEMs are responsible for the first level of product support and we only provide a second level of support to the OEM. Our technical support costs as a percentage of our revenues have declined as a result of the consolidation of these services into our Canadian facility during fiscal 2004 as well as changes in the levels of support currently provided to end users.

Gross margin for the consumer software division increased to 76% for the quarter ended June 30, 2004 from 68% for the comparable quarter in the prior year. The eight percentage points increase was primarily a result of the positive impact of: (1) cost control measures of approximately four percentage point, (2) lower technical support costs of approximately one percentage point, (3) reduced royalties of approximately one percentage point, and (4) better inventory management of approximately two percentage points.

In the future we anticipate that margin levels may fluctuate based on seasonality and price competition.

Online music gross margin

Gross margin on online music is the percentage of profit from net revenues after deducting the cost of royalties to content providers, end user technical support, costs associated with physical goods shipped, depreciation of infrastructure assets related to the delivery of our on-line services and any other direct costs of the net revenues.

Gross margin for the online music division decreased slightly to 18% for the quarter ended June 30, 2004 from 19% for the comparable quarter in the prior year. The decrease in the margin was primarily a result of promotions during the quarter, which had lower margins than ongoing content revenues. During the quarter ended June 30, 2004 the online music division offered two hardware promotions that involved deep discounts, as well as free initial subscription periods, both of which drove down overall division gross margins. Considering only the margins on content distribution, our gross margins as a percentage of revenues were flat.

We expect online music gross margins to remain low near term as we do promotions to drive expansion. We expect gross margins to improve long term as we grow in the various geographies and as promotional efforts become a smaller percentage of our overall revenues.

Operating Expenses

We classify operating expenses as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, travel, telephone, communications, rent and allocated facilities and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials and expenditures specific to the sales group, such as commissions. In addition, we include restructuring charges, certain amortization of identifiable intangible assets and stock-based compensation charges associated with individuals in operating expense departments as operating expenses.

The following table sets forth, for the periods indicated, our operating costs (in thousands and as a percentage of net revenues):

	For the Three Months Ended June 30,		As a Percentage of Net Revenues For the Three Months Ended June 30,
	2004	2003	2004	2003
Research and development	$6,478	$6,934	22%	29%
Sales and marketing	10,390	9,407	34%	39%
General and administrative	4,861	5,277	16%	22%
Restructuring charges	(153)	1,536	(1%)	6%
Amortization of intangible assets	576	617	2%	2%
Stock-based compensation charges	382	519	1%	2%

	$22,534	$24,290	74%	100%

Research and Development

Research and development expenses consist primarily of salary, benefits and contractors’ fees for our development and other costs associated with the enhancements of existing products and development of new products.

Research and development expenses decreased $456,000 or 7% to $6.5 million for the quarter ended June 30, 2004 from $6.9 million for the comparable quarter in the prior year. This $456,000 decrease was the result of a $2.0 million reduction in research and development for the consumer software division offset by a $1.6 million increase in research and development for the online music division, which had virtually no research and development expense in the quarter ended June 20, 2003. The $2.0 million decrease in the consumer software division was a result of cost reductions due to our fiscal 2004 restructuring efforts.

Research and development headcount decreased to 173 at June 30, 2004 from 224 at June 30, 2003. We anticipate that research and development expenses will increase in the future as we continue to invest in online music features and services.

Sales and Marketing

Sales and marketing expenses consist primarily of salary, commissions and benefits for sales and marketing personnel and costs associated with advertising and promotions.

Sales and marketing expenses increased $983,000 or 10% to $10.4 million for the quarter ended June 30, 2004 from $9.4 million for the comparable quarter in the prior year. This increase was primarily due to increased marketing activities related to online music. Consumer software sales and marketing expenses decreased $2.0 million in the quarter ended June 30, 2004 compared to the same quarter of the prior year, while online music sales and marketing expenses increased $2.7 million. Overall sales and marketing headcount decreased to 72 at June 30, 2004 from 97 at June 30, 2003.

We expect sales and marketing expenses to increase in the future as a result of continued marketing activities and initiatives and planned expansion of the online music business.

General and Administrative

General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities.

General and administrative expenses decreased $416,000, or 8% to $4.9 million for the quarter ended June 30, 2004 from $5.3 million for the comparable quarter in the prior year. This decrease was primarily a result of cost reductions due to our restructuring efforts of $1.4 million, partially offset by a $900,000 increase in headcount and other related expenses for the online music division.

General and administrative headcount decreased to 66 at June 30, 2004 from 85 at June 30, 2003. We believe that general and administrative expenses will remain flat going forward.

Restructuring Charges

During the quarter ended June 30, 2004, we signed subleases to sublet previously vacated facilities for which we had provisions at March 31, 2004. The $153,000 restructure benefit in the quarter ended June 30, 2004 includes the benefit of $316,000 as a result of signing subleases at rates more favorable than originally anticipated, offset by professional service fees of $163,000 incurred during the period related to the restructuring of the European entities.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets, before reclassification of purchased technologies amortization to cost of revenues, was $1.3 million for the quarter ended June 30, 2004 compared to $1.2 million for the comparable quarter in the prior year. This increase was primarily due to fluctuations in foreign currency exchange rates. Amortization of identifiable intangible assets is anticipated to be $3.2 million and $1.4 million for the nine months ending March 31, 2005 and for the year ending March 31, 2006, respectively.

Stock Based Compensation Charges.

Stock-based compensation charges relate to the amortization of costs associated with stock options issued to employees and the commitment of Roxio stock options to Adaptec employees who became Roxio employees.

Stock based compensation charges decreased $137,000, or 26% to $382,000 for the quarter ended June 30, 2004 from $519,000 for the comparable quarter in the prior year. This decrease was primarily due to lower headcount that resulted in $193,000 lower amortization, partially offset by additional $56,000 amortization expense related to stock options granted to our chief executive officer on September 18, 2003. We believe that stock-based compensation charges will decline in future periods. A substantial portion of the deferred charges will be fully amortized in the second quarter of fiscal 2005.

Gain on Sale of GoBack Product Line.

In April 2003, Roxio sold its GoBack product line and related tangible and intangible assets to Symantec. Cash consideration of $10.2 million was received at the date of the sale with a further $2.8 million held in escrow. This escrow was subject to claims for certain potential contingencies and was paid to Roxio at the one-year anniversary date of the close of the transaction. A total of $1.1 million of the escrow amount was recognized as consideration at the time of the transaction. The remainder was recognized in April 2004, the one-year anniversary date of the close of the transaction after satisfaction of the conditions specified in the purchase agreement. Roxio recorded a total gain of $12.3 million from the sale of the GoBack product line, including $1.7 million recognized in the quarter ended June 30, 2004.

Other Income, Net.

Other income, net, consists primarily of interest income on our cash equivalents and short-term investments, interest expense, realized gain (loss) on foreign transactions, and other miscellaneous income.

Interest income increased $69,000, or 30% to $292,000 for the quarter ended June 30, 2004 from $225,000 for the comparable quarter in the prior year. This increase was primarily due to increased short-term investments. Short-term investments balance was $43.4 million at June 30, 2004 compared to $16.7 million at June 30, 2003.

Interest expense increased $127,000, or 208% to $188,000 for the quarter ended June 30, 2004 from $61,000 for the comparable quarter in the prior year. This increase was primarily due to interest on the cash borrowings through our revolving line of credit.

In the quarter ended June 30, 2004, we realized gains on foreign transactions of $66,000, compared to realized losses of $88,000 for the comparable quarter of the prior year. This change was due to fluctuations in foreign currency exchange rates.

Provision for Income Taxes

We have recorded a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. In the event that deferred tax assets would be realizable in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Therefore for the three months ended June 30, 2004, our tax provision consists solely of foreign income taxes. We have a mix of tax rates across the various jurisdictions in which we do business, and this estimate does not take into account any future benefit from loss carry forwards, which we may realize once we again achieve profitability and begin generating taxable income. Consolidated income tax provisions were accrued at $185,000 for the three month period ended June 30, 2004.

Liquidity and Capital Resources

Roxio ended the first quarter of fiscal 2005 with $63.4 million in cash, cash equivalents, restricted cash and short-term investments, consisting principally of commercial paper, corporate bonds, U.S. government securities and money market funds, a decrease of $3.7 million as compared to fiscal 2004 year end. Our primary ongoing source of cash is receipts from revenues. This quarter we had a one time proceed from the divestiture of the GoBack software in 2004. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments for the production of our products including royalties payable to content providers, and purchases of property and equipment. Our working capital was $40.1 million at June 30, 2004.

Operating Activities

Net cash used in operating activities was $6.0 million for the quarter ended June 30, 2004, primarily due to a net loss of $2.6 million, net non-cash related expenses of $2.9 million, a decrease in accrued liabilities of $2.5 million, and an increase in prepaid expenses and other current assets of $4.0 million. The decrease in accrued liabilities was primarily due to payments of employee severance accrued at March 31, 2004 and a decrease in sales reserve resulted from claims received in the quarter ended June 30, 2004 related to item price protection and end-of-life reserved at March 31, 2004. The increase in prepaid and other current assets is primarily due to marketing advances paid to strategic partners.

Net cash used in operating activities was $6.2 million for the quarter ended June 30, 2003, primarily due to a net loss of $370,000 (which included a gain on the sale of our GoBack product line of $10.6 million), net non-cash related expenses of $5.6 million, a decrease in accounts payable of $4.6 million and a decrease in income taxes payable of $1.1 million. The decrease in accounts payable was primarily due to decreased spending and faster payments to our customers during the first quarter of fiscal 2005. The decrease in income tax payable was primarily due to cash paid for income taxes of $1.3 million during the quarter ended June 30, 2003. These decreases were partially offset by a decrease in accounts receivable of $4.1 million and an increase in deferred revenues of $1.8 million. The decrease in accounts receivable was primarily due to our improved collections during the first quarter of fiscal 2005. In the quarter ended June 30, 2003, net cash used in operating activities was $4.6 million for the software division and $1.6 million for the online music distribution division.

Roxio expects to continue to use cash for operations as cash provided by the software division does not fully fund the investments we are making in the online music division.

Investing Activities

Net cash used in investing activities was $11.3 million for the quarter ended June 30, 2004, primarily as a result of $33.6 million used to purchase short-term investments, slightly offset by proceeds of $2.8 million received from final installment from the sale of our GoBack product line and $18.6 million from the sales and maturities of our marketable securities.

Net cash used in investing activities was $4.5 million for the quarter ended June 30, 2003, primarily as a result of $1.1 million used to purchase capital equipment, primarily for the online music distribution division, $2.8 million used to purchase short-term investments, $13.5 million used to acquire Napster, LLC, formerly known as Pressplay.

The outflows of cash were offset by proceeds of $10.2 million received from the sale of our GoBack product line and $2.7 million from the sales and maturities of our marketable securities.

We expect investment activities to continue to provide funds as we release short term investments to pay for the investments in the online music division.

Financing Activities

Net cash used in financing activities was $64,000 for the quarter ended June 30, 2004, primarily as a result of $174,000 of principal cash payments made on our capital lease obligations, slightly offset by $109,000 of net proceeds from the exercise of stock options and the employee stock purchase plan.

Net cash provided by financing activities was $20.5 million for the quarter ended June 30, 2003, primarily as a result of $20.6 million of net proceeds from the issuance of common stock through our first private equity financing in June 2003. The inflows of cash were partially offset by $154,000 of principal cash payments made on our capital lease obligations.

Line of Credit

In March 2004, Roxio entered into an agreement with a U.S. bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. During June 2004, Roxio amended the line of credit agreement to increase the available funding to $17.0 million. The line of credit bears interest at a variable rate of prime plus 0.5% per annum and expires in March 2006. The line of credit contains a material adverse conditions clause and certain covenants that require Roxio to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $10.0 million, (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 50% of net accounts receivable, less sales returns reserves, to total borrowings under the line of credit of not less than 2.00 to 1.00. At June 30, 2004, Roxio was in compliance with all covenants and had drawn down $15.0 million under the line of credit.

Financial Position

We believe that the liquidity provided by existing cash, cash equivalents, restricted cash, short-term investments, and expected cash generated from operations will provide sufficient capital to meet our requirements for at least the next 12 months. The consumer software division currently operates at a profit and generates positive cash flows. The online music division operates and will continue to operate in the near term at a loss and incurs net cash burn due to significant investments to expand the service capabilities and ensure worldwide growth.

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

Litigation

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Roxio estimates that at the low end of the range, there may not be any additional payments required to settle the pending MGI Software related-claims. The upper end of the range cannot be reasonably estimated at this time. Roxio accrued $2.4 million for possible litigation settlements as part of the purchase price allocation of MGI Software. Because no amount in the range is more likely than any other to be the actual amount of any settlement, and because there have been no specific triggering events related to these possible claims, Roxio has not adjusted the original provision. The amount, if any, necessary to settle patent claims related to Roxio’s products cannot be determined at this time.

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

Recent Accounting Pronouncements

On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the vesting period. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use. The recommended effective date of the proposed standard for public companies is for fiscal years beginning after December 15, 2004. We have not completed our assessment of the impact of the proposed standard on our financial condition, results of operations or cash flows.

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

Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total amortization of acquired intangible and purchased technology assets was $1.3 million in the three months ended June 30, 2004. Additional acquisitions and any additional impairment of the value of purchased assets could have a significant negative impact on future operating results.

A significant portion of our revenues is derived from international revenues. Economic, political, regulatory and other risks associated with international revenues and operations could have an adverse effect on our revenues.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. International net revenues accounted for approximately 37% of our net revenues for each of the quarters ended June 30, 2004 and 2003. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues especially as we expand our Napster service abroad. Accordingly, our future revenues could decrease based on a variety of factors, including:

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

Our inability to protect our proprietary rights, and the costs of failing to do so, could harm our business. Our success and ability to compete partly depend on the superiority, uniqueness or value of our technology, including both internally developed technology and technology licensed from third parties. To protect our proprietary rights, we rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. These efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology. These efforts also may not prevent the development and design by others of products or technologies similar to, competitive with or superior to those we develop. Any of these results could reduce the value of our intellectual property. We may be forced to litigate to enforce or defend our intellectual property rights and to protect our trade secrets. Any such litigation could be very costly and could distract our management from focusing on operating our business.

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

Although we currently anticipate that our available funds and expected cash flows from operations will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We expect to spend significant amounts of cash in connection with the recent launch of our Napster service and expect to experience operating losses from such service in at least the short term. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states, and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and/or different regulations than that which has been proposed in the United States, thus furthering the complexity of regulation. The United States, for example, has recently enacted an e-mail marketing law that, among other things, permits consumers to choose not to receive unsolicited e-mail from specified senders and subjects violators to certain civil penalties. As we have in the past utilized, and will likely continue in the future to utilize e-mail marketing, such laws will affect our future marketing efforts and, although we intend to comply with such laws, any inadvertent violation of such laws could subject us to penalties. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulations.

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

Risks Relating to the Proposed Sale of Our Consumer Software Products Division

If we fail to complete the sale of our Consumer Software Products Division, our business may be harmed.

We plan to sell all of the assets related to our Consumer Software Products Division to Sonic Solutions. We cannot assure you that the sale of our Consumer Software Products Division will be completed. As a result of our announcement of the sale of our Consumer Software Products Division, we may be unable to enter into material additional agreements with respect to our Consumer Software Products Division. The failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations and financial condition if the sale is not completed.

Selling our Consumer Software Products Division will constitute a sale of substantially all of our historical operating assets.

To date, our Consumer Software Products Division has accounted for the majority of our revenues. Upon consummation of the sale of our Consumer Software Products Division, all of our revenues will be generated by our Online Music Distribution Division. As described below in Risks Related to Our Online Music Services Business, we have limited experience in the Online Music Distribution Division and cannot assure you that we will be successful in operating and growing such business. If we are not successful in operating and growing our Online Music Distribution Division, our business, results of operations and financial condition will be adversely affected.

We will require the approval of our stockholders and certain regulatory and other approvals and consents in order to complete the sale of our Consumer Software Products Division and we may not be able to obtain such approvals and consents.

Under Delaware Law, the sale of the Consumer Software Products Division is deemed the sale of substantially all of our assets, requiring the approval of the majority of our stockholders. We plan to solicit stockholder approval at our upcoming annual meeting of stockholders. Because the sale of the Consumer Software Products Division will constitute a significant change in our business strategy, some of our stockholders may choose to vote against the transaction, which could make it impossible to obtain majority stockholder approval and to close the sale of our Consumer Software Products Division to Sonic Solutions.

Additionally, the sale of the Consumer Software Products Division is subject to the reporting and waiting period requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and may be subject to our receipt of approval by certain state and foreign regulatory bodies. Further, the sale of the Consumer Software Products Division is subject to our obtaining consents of various third parties. We cannot assure you that we will be able to obtain these approvals or consents in a timely manner or at all. Because the asset purchase agreement contains a deadline for the closing of the transaction and because these approvals and consents are necessary conditions to the closing of the transaction, a substantial delay in obtaining any of these approvals or consents, or failure to obtain any such approval or consent may make it impossible to complete the sale of our Consumer Software Products Division.

If we are unable to complete the sale of our Consumer Software Products Division, we may, under certain circumstances be liable to Sonic Solutions for termination fees and expenses.

If we and Sonic Solutions are unable to close this acquisition, the terms of the asset purchase agreement provide that, under certain circumstances, we may be liable to Sonic Solutions for a termination fee and certain expenses, which may have a material adverse effect on our business, results of operations and financial condition. The circumstances under which we would be liable to Sonic Solutions for a termination fee and expenses include termination of the asset purchase agreement:

•	By us if our Board of Directors determines in good faith that it is required to do so to comply with its fiduciary duties to our stockholders under applicable law because it has received a superior competing offer;
•	By us or Sonic Solutions if the transaction does not receive the approval of a majority of our stockholders; or
•	By Sonic Solutions if our Board of Directors withdraws or modifies, in a manner adverse to Sonic Solutions, its approval of or recommendation for the transaction or the asset purchase agreement.

The purchase price for our Consumer Software Products Division is subject to adjustment, and we may receive less proceeds than we expect.

Under the asset purchase agreement, the purchase price will be reduced by the amount the net tangible working capital (as defined in the asset purchase agreement) of the Consumer Software Products Division as of the closing date is less than the net tangible working capital of the Consumer Software Products Division as of March 31, 2004. In addition, the purchase price is subject to additional adjustments based on certain reserves and channel inventory levels. To the extent the purchase price is reduced, we will have less cash available to operate the Online Music Distribution Division. If we are required to seek additional financing, such financing may not be available on acceptable terms, if at all.

The asset purchase agreement will expose us to contingent liabilities.

Under the asset purchase agreement, we have retained various liabilities relating to the Consumer Software Products Division and have agreed to indemnify Sonic Solutions for any breach of our representations and warranties contained in the asset purchase agreement and for other matters, including all liabilities retained by us under that agreement. For example, an indemnification claim by Sonic Solutions might result if we breach or default on any of our representations about the assets comprising our Consumer Software Products Division. If any claim is made by Sonic Solutions, we may be required to expend significant cash resources in defense and settlement of the claim, which may adversely affect our business, results of operations and financial condition.

Management could spend or invest the proceeds from the sale of our Consumer Software Products Division in ways with which our stockholders may not agree.

Our management could spend or invest the proceeds from the sale of our Consumer Software Products Division in ways with which our stockholders may not agree. We currently intend to invest the proceeds from the sale of our Consumer Software Products Division into our Online Music Distribution Division. The investment of these proceeds may not yield a favorable return. Furthermore, because our Online Music Distribution Division is evolving, in the future we may discover new opportunities that are more attractive. As a result, we may commit resources to these alternative market opportunities. If we change our business focus, we may face risks that are different from the risks currently associated with our Online Music Distribution Division.

Risks Related to Our Software Business

Our Digital Media Suite software accounts for the majority of our revenues. If demand for this software declines, our sales could be significantly reduced and our operating results may be adversely affected.

Historically, the majority of our operating revenues have come from sales of our Digital Media Suite software. We expect that this product will continue to account for a significant portion of our software license revenues for the foreseeable future. Any factors adversely affecting the pricing of, or demand for or market acceptance of our recording software products, such as competition or technological change, would materially adversely affect our business and operating results. Our future operating results depend on the continued market acceptance of our Digital Media Suite software, including future enhancements. If our Digital Media Suite product fails to successfully integrate the applications or if consumers do not see enough value in these improvements, our revenues will suffer and our business will be harmed. Competition, technological change or other factors could decrease demand for these products or make these products obsolete.

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

One of our distributors, Navarre Corporation, accounted for 10% of net revenues for the quarter ended June 30, 2004, as compared to 18% for the same quarter of the prior year. A second distributor, Ingram Micro, accounted for 16% of net revenues for the quarter ended June 30, 2004, compared to 15% for the same quarter of the prior year.

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

Historically, we have derived a significant percentage of our revenues from sales of our products to OEMs, such as PC, digital still camera, digital video camera and drive manufacturers and integrators. These OEMs typically license and include a standard version of our software with their hardware. As a result, these relationships also serve an important role in distributing our software to the end user and positioning the market for upgrades to our more full featured software products. These OEMs may decline to include our software with their hardware for a number of reasons, including if our competitors offer these OEMs more favorable terms, if our competitors are able to take advantage of their existing relationships with these OEMs, or if these OEMs decide not to bundle any software with their products. The loss of any of our relationships with OEMs could harm our operating results. One OEM customer, Dell Computer Corporation, accounted for 4% of net revenues for the quarter ended June 30, 2004, as compared to 16% for the quarter of the prior year. Beginning in October 2003, Dell Computer Corporation, now only bundles our CD and DVD-recording technology with their commercial desktop sales. As a result, revenues from this customer have significantly declined.

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

We compete in providing solutions for editing, moving, managing and protecting digital content. The markets for providing products and services offering these solutions are highly competitive, and we expect competition to increase in the future. Key competitors for sales of our CD and DVD recording software include Ahead, BHA, Sonic Solutions, and Pinnacle Systems. Key competitors for our digital photo and video editing software include Microsoft, Adobe, Pinnacle Systems, Ulead, Intervideo and Arcsoft. Additionally, Microsoft and Apple have included CD recording software and video editing software in their respective operating systems and Apple has included DVD recording software in its operating system.

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

On May 19, 2003 we acquired substantially all of the ownership interest of Napster, LLC (f/k/a Pressplay). We used the Pressplay-branded service as a technology platform to roll-out our online music services division in October 2003. The business models, technologies and market for online music services are new and unproven. Prior to our acquisition of Napster, LLC, consumer adoption and usage of the Pressplay-branded service had not been significant. You should consider the online music distribution business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. Napster has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and may experience net losses thereafter. No assurance can be made that our Napster division will ever contribute net income to our statement of operations. If our Napster division is not successful, our business and business prospects could be harmed. Napster, LLC (f/k/a Pressplay) has incurred cumulative losses of approximately $52.6 million from inception (April 2001) through May 19, 2003. Napster has incurred cumulative losses of approximately $46.7 million from May 20, 2003 through June 30, 2004.

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

Our online music services competitors include Listen.com, the provider of the Rhapsody service and a subsidiary of RealNetworks, Inc., Apple Computer’s iTunes Music Store, MusicMatch, Sony Connect, Walmart.com and online music services powered by MusicNet such as AOL Music and Virgin. We anticipate competition for online music distribution service revenue from a wide range of companies, including broadband

Internet service providers such as Yahoo! and MSN. Internationally we currently compete with OD2 and Puretracks as well as with a number of the other competitors described above.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of August 1, 2004, we had outstanding 34,670,913 shares of common stock of which 33,555,522 shares are freely tradable and 1,099,626 shares are currently in the process of being registered on Form S-3. The remaining 15,765 shares of common stock outstanding are “restricted securities” as defined in Rule 144 held by our “affiliates” (as those terms are defined in Rule 144 under the Securities Act). These restricted securities may be sold in the future pursuant to registration statements filed with the SEC or without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. Pursuant to the terms of a common stock purchase agreement with Best Buy Enterprise Services, up to an additional 3,925,374 shares may be sold in separate closings on July 17, 2005 and December 17, 2005.

As of August 1, 2004, there was an aggregate of 5,899,229 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 5,799,229 shares issuable upon exercise of options outstanding under our option plans, and 100,000 shares of common stock issuable upon exercise of an outstanding warrant issued to the trustee in the Napster bankruptcy in connection with our acquisition of the Napster assets. We may register additional shares in the future in connection with acquisitions, compensation or otherwise. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2004. Our cash equivalents are invested in money market funds, commercial paper and municipal securities, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities.

	Maturing in
	Less than One Year	More than One Year	Total	Estimated Fair Value
	(Dollars in thousands)
Short-term investments	$30,128	$13,267	$43,395	$43,395
Weighted-average interest rate	1.94%	4.94%

We do not currently hold any derivative instruments and do not engage in hedging activities. We have available to us a $17 million revolving line of credit. Currently, there is $15.0 million outstanding under the line of credit, which bears interest at a variable rate of prime plus 0.50% per annum and expires in March 2006. We do not hold any other variable interest rate debt. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004, as required by Exchange Act Rules 13a-15(b) and 15d-15(b).

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Roxio estimates that at the low end of the range, there may not be any additional payments required to settle the pending MGI Software related-claims. The upper end of the range cannot be reasonably estimated at this time. Roxio accrued $2.4 million for possible litigation settlements as part of the purchase price allocation of MGI Software. Because no amount in the range is more likely than any other to be the actual amount of any settlement, and because there have been no specific triggering events related to these possible claims, Roxio has not adjusted the original provision. The amount, if any, necessary to settle patent claims related to Roxio’s products cannot be determined at this time.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 17, 2004, Roxio entered into a Common Stock Purchase Agreement with Best Buy Enterprise Services, Inc. (“Best Buy”). Under the terms of a multi-year agreement, Best Buy’s affiliate, Best Buy Stores, L.P., will promote Napster as its leading digital music service through comprehensive in-store marketing activities as well as extensive broadcast, print and online advertising. Best Buy Stores, L.P. will also market a co-branded version of Napster which will be made available to customers online through Bestbuy.com. In connection with the transaction, Best Buy will receive Roxio stock with a value of up to $10.0 million over the term of the agreement and Napster will engage with Best Buy Stores, L.P. in jointly funded marketing activities. On June 17, 2004, Roxio issued approximately 1.1 million shares of common stock with a value of $5.0 million to Best Buy at a cash purchase price of $0.01 per share. The issuance of these securities were exempt from registration under the Securities Act, by virtue of Regulation D and Section 4(2) of the Securities Act, on the basis that the transaction did not involve any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2004.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this Quarterly Report.

(b)	Reports on Form 8-K

We filed a Current Report on Form 8-K on June 25, 2004 under Items 5 and 7, regarding the Common Stock Purchase Agreement dated June 17, 2004 with Best Buy Enterprise Services, Inc., pursuant to which Best Buy purchased $5.0 million of Roxio’s common stock on June 17, 2004 and will purchase up to an additional $5.0 million in two closings over the next eighteen months. The Common Stock Purchase Agreement was entered into in connection with a Strategic Marketing Agreement between Roxio and Best Buy Stores, L.P., an affiliate of Best Buy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROXIO, INC. (Registrant)

Date: August 9, 2004

By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer)

By:	/s/ NAND GANGWANI
Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

ROXIO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002. (1)

2.2	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003. (2)

2.3	Asset Purchase Agreement dated April 17, 2003 by and between Registrant, Roxio CI Ltd., Wildfile, Inc. Symantec Ltd. and Symantec Corporation (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant (5)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant (6)

4.1	Form of Common Stock certificate of the Registrant (5)

4.2	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (7)

4.3	Preferred Stock Rights Agreement, dated as of May 18, 2001, between the Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (6)

4.4	Warrant Agreement between the Registrant and Napster, Inc. dated November 27, 2002 (1)

4.5	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (8)

4.6	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between the Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (5)

4.7	Form of Purchase Agreement dated as of January 13, 2004 by and between the Registrant and certain Purchasers set forth on the signature page thereto (9)

4.8	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (10)

4.9	Common Stock Purchase Agreement between the Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (10)

10.1	The Loan Modification Agreement dated June 8, 2004 to the Loan and Security Agreement dated March 25, 2004 between the Registrant and Silicon Valley Bank

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2003.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.