Form 10-Q
period 2004-09-30
ROXIO INC
filed 2004-11-09
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 4, 2004, there were 34,799,790 shares of the Registrant’s Common Stock outstanding, par value $0.001.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2004	March 31, 2004
ASSETS		(As restated)
Current assets:
Cash and cash equivalents	$20,580	$36,911
Restricted cash	735	1,735
Short-term investments	40,600	28,490
Accounts receivable, net of allowance for doubtful accounts of $679 at September 30, 2004 and $991 at March 31, 2004	11,899	16,279
Prepaid expenses and other current assets	9,844	7,480
Deferred income taxes	989	996

Total current assets	84,647	91,891

Long-term investments	3,200	3,000
Property and equipment, net	7,885	9,933
Goodwill	89,548	89,516
Identifiable intangible assets, net	3,382	5,899
Other assets	1,036	1,748

Total assets	$189,698	$201,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,030	$6,085
Income taxes payable	2,848	2,841
Accrued liabilities	27,559	30,627
Deferred revenues	3,480	1,545
Current portion of long-term debt	15,271	15,420

Total current liabilities	56,188	56,518

Long term liabilities:
Long-term capital lease obligations	119	68
Other long term liabilities	2,237	2,381

Total liabilities	58,544	58,967

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000 shares; Issued and outstanding: none at September 30, 2004 and none at March 31, 2004	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and outstanding: 34,787 shares at September 30, 2004 and 33,543 shares at March 31, 2004	35	34
Additional paid-in capital	201,555	195,970
Deferred stock-based compensation	(734)	(1,386)
Accumulated deficit	(74,869)	(56,916)
Accumulated other comprehensive income	5,167	5,318

Total stockholders’ equity	131,154	143,020

Total liabilities and stockholders’ equity	$189,698	$201,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net revenues :
Online music	$9,315	$1,518	$17,182	$2,299
Consumer software	18,115	21,280	40,163	44,675

Total net revenues	27,430	22,798	57,345	46,974

Cost of revenues :
Online music	7,477	1,175	13,893	1,795
Consumer software (1)	4,486	5,665	9,111	12,651
Amortization of purchased technologies	703	604	1,399	1,191

Total cost of revenues	12,666	7,444	24,403	15,637

Gross profit	14,764	15,354	32,942	31,337

Operating expenses:
Research and development (2)	7,026	8,600	13,504	15,534
Sales and marketing (3)	14,439	9,353	24,829	18,760
General and administrative (4)	7,532	7,438	12,393	12,715
Restructuring charges	73	557	(80)	2,093
Amortization of intangible assets	537	655	1,113	1,272
Stock-based compensation charges	299	519	681	1,038

Total operating expenses	29,906	27,122	52,440	51,412

Loss from operations	(15,142)	(11,768)	(19,498)	(20,075)

Gain on sale of GoBack product line	—	—	1,682	10,592
Other income, net	(16)	230	203	297

Loss before provision for income taxes	(15,158)	(11,538)	(17,613)	(9,186)
Provision for income taxes	155	342	340	3,064

Net loss	$(15,313)	$(11,880)	$(17,953)	$(12,250)

Other comprehensive gain, net of tax :
Foreign currency translation adjustment	247	305	(27)	792
Unrealized loss on short-term investment	(49)	(77)	(124)	(123)

Comprehensive loss	$(15,115)	$(11,652)	$(18,104)	$(11,581)

Net loss per share:
Basic and Diluted	$(0.44)	$(0.43)	$(0.52)	$(0.49)

Weighted average shares used in computing net loss per share
Basic and Diluted	34,729	27,641	34,230	24,768

(1)	Excludes stock-based compensation charges of $5 and $10 for the three months ended September 30, 2004 and 2003, respectively, and $11 and $20 for the six months ended September 30, 2004 and 2003, respectively.
(2)	Excludes stock-based compensation charges of $70 and $142 for the three months ended September 30, 2004 and 2003, respectively, and $165 and $293 for the six months ended September 30, 2004 and 2003, respectively.
(3)	Excludes stock-based compensation charges of $63 and $128 for the three months ended September 30, 2004 and 2003, respectively, and $148 and $263 for the six months ended September 30, 2004 and 2003, respectively.
(4)	Excludes stock-based compensation charges of $161 and $239 for the three months ended September 30, 2004 and 2003, respectively, and $357 and $462 for the six months ended September 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2003 (as restated)	19,574	$20	$128,271	$(2,886)	$(12,503)	$1,929	$114,831

Net loss					(12,250)		(12,250)
Foreign currency translation adjustment	—	—	—	—	—	792	792
Unrealized loss on short-term investments	—	—	—	—	—	(123)	(123)
Issuance of common stock in connection with the acquisition of Napster, LLC	3,914	3	23,483	—	—	—	23,486
Issuance of common stock from private equity financing	4,000	4	20,205	—	—	—	20,209
Issuance of common stock under employee stock plans	306	1	1,305	—	—	—	1,306
Deferred stock-based compensation on stock options issued to employees			897	(897)
Amortization of deferred stock-based compensation	—	—	—	1,038	—	—	1,038
Employee termination adjustment to deferred stock-based compensation	—	—	(210)	210	—	—	—

Balance at September 30, 2003 (as restated)	27,794	$28	$173,951	$(2,535)	$(24,753)	$2,598	$149,289

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2004 (as restated)	33,543	$34	$195,970	$(1,386)	$(56,916)	$5,318	$143,020

Net loss					(17,953)		(17,953)
Foreign currency translation adjustment	—	—	—	—	—	(27)	(27)
Unrealized loss on short-term investments	—	—	—	—	—	(124)	(124)
Issuance of common stock to Best Buy, Inc.	1,100	1	4,909	—	—	—	4,910
Issuance of common stock under employee stock plans	144	—	461	—	—	—	461
Amortization of deferred stock-based compensation	—	—	—	681	—	—	681
Adjustment to deferred employee stock-based compensation	—	—	29	(29)	—	—	—
Adjustment to additional paid-in-capital in connection with issuance of common stock	—	—	186	—	—	—	186

Balance at September 30, 2004	34,787	$35	$201,555	$(734)	$(74,869)	$5,167	$131,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss from operations	$(17,953)	$(12,250)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	5,109	5,084
Stock-based compensation charges	681	1,038
Bad debt expense (benefit)	(9)	(87)
Loss on retirement of assets	—	410
Non-cash gain on sale of assets	(200)	—
Gain on sale of Goback product line	(1,682)	(10,592)
Deferred income taxes	—	2,371
Change in operating assets and liabilities, net of effect of purchase acquisition and sale of GoBack product line
Accounts receivable	4,416	4,761
Prepaid expenses and other current assets	1,501	(598)
Other long term assets	706	24
Accounts payable	974	(3,955)
Income taxes payable	20	(1,181)
Accrued liabilities	(3,014)	(1,842)
Deferred revenues	2,117	1,267
Other liabilities	(285)	436

Net cash used in operating activities	(7,619)	(15,114)

Cash flows from investing activities:
Purchases of property and equipment	(213)	(2,919)
Proceeds from sale of GoBack product line	2,760	10,250
Purchases of other intangible assets	—	(63)
Purchases of short-term investments	(61,005)	(4,534)
Proceeds from sale of short-term investments	13,316	754
Maturities of short-term investments	35,455	4,094
Transfer from restricted cash account	1,000	—
Acquisition of Napster, LLC, net of cash acquired	—	(14,539)

Net cash used in investing activities	(8,687)	(6,957)

Cash flows from financing activities:
Principal payment of capital lease obligations	(427)	(302)
Proceeds from short-term borrowings	—	305
Issuance of common stock under employee stock plan	461	1,306
Issuance of common stock	1	20,472

Net cash provided by financing activities	35	21,781

Effect of exchange rates on cash	(60)	34

Change in cash and cash equivalents :	(16,331)	(256)
Cash and cash equivalents at beginning of period	36,911	36,820

Cash and cash equivalents at end of period	$20,580	$36,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

ROXIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2004	2003
Supplemental cash flow information:
Cash paid for interest	$336	$126

Cash paid for income taxes	$115	$482

Non-cash disclosure of investing and financing activities:
Unrealized losses on short-term investments	$(124)	$(123)

Issuance of common stock in connection with strategic marketing agreement and purchase acquisition	$4,999	$23,486

Assets acquired under capital leases	$332	$—

Adjustment to goodwill resulting from the acquisition of Napster, LLC	$51	$—

Adjustment to additional paid-in-capital in connection with issuance of common stock from private equity financing	$186	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1—BASIS OF PRESENTATION

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared by Roxio, Inc., a Delaware company (“Roxio”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Roxio believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Roxio’s annual report on Form 10-K/A for the year ended March 31, 2004.

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

On August 9, 2004, Roxio entered into an Asset Purchase Agreement (the “Agreement”) with Sonic Solutions (“Sonic”), a publicly listed California corporation, pursuant to which the parties contemplate a sale by Roxio, to Sonic, of substantially all of the assets and liabilities constituting Roxio’s Consumer Software Division (“CSD”), including all of the capital stock of certain international subsidiaries historically included in CSD. Sonic has agreed to pay a total of $70 million in cash and 653,837 shares of Sonic’s common stock. The cash purchase price is subject to certain adjustments as described in the Agreement. The closing of this transaction is subject to the fulfillment of closing conditions, including approval by the stockholders of Roxio, the absence of a material adverse effect on Roxio as defined in the Agreement, regulatory approvals and the receipt of third-party consents to assignment. On October 25, 2004, Roxio was informed by the Federal Trade Commission that the waiting period prescribed by the Hart-Scott Rodino Antitrust Improvements Act of 1976 had expired. The transaction is structured as an asset sale and will be accounted for in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, CSD’s results of operations and cash flows will be classified separate from Roxio’s ongoing results and cash flows following shareholder approval of the transaction.

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation, namely, the separate presentation of online music revenues and restructuring charges on the statement of operations, the reclassification of certain amortization expenses to cost of revenues, and the reclassification of certain accrued professional fees from accounts payable to accrued liabilities on the balance sheets. These reclassifications do not have an effect on Roxio’s consolidated net loss on or stockholders’ equity for any of the periods presented.

Restatement

On November 2, 2004, the Audit Committee of the Board of Directors of Roxio, Inc. determined that the valuation of a warrant issued in May 2002 and the purchase accounting related to the acquisition of MGI Software in January 2002 should be corrected. The revisions increase fiscal 2003 net losses by $1.7 million and decrease fiscal 2002 net income by $123,000. The revision of purchase accounting for MGI Software results in a downward adjustment of goodwill by $2.2 million and an upward adjustment of additional paid-in-capital of $467,000 as of March 31, 2004. These revisions all relate to the consumer software segment and have no impact on the statements of operations or cash flows for the six month period ended September 30, 2004 and 2003, respectively.

The originally reported and restated amounts as of March 31, 2004 are as follows (in thousands):

	(As reported)	(As restated)
Deferred income taxes	$150	$996

Total current assets	$91,045	$91,891

Goodwill, net	$91,723	$89,516

Total assets	$203,348	$201,987

Additional paid-in capital	$195,503	$195,970
Accumulated deficit	$(55,088)	$(56,916)

Total stockholders’ equity	$144,381	$143,020

Total liabilities and stockholders’ equity	$203,348	$201,987

ROXIO, INC.

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

The following table illustrates the effect on net loss and earnings per share if Roxio had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(15,313)	$(11,880)	$(17,953)	$(12,250)
Add:
Unearned stock-based compensation expense included in reported net loss	299	519	681	1,038
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,203)	(2,831)	(4,504)	(5,563)

Pro forma net loss	$(17,217)	$(14,192)	$(21,776)	$(16,775)

Net loss per share:
Basic and diluted - as reported	$(0.44)	$(0.43)	$(0.52)	$(0.49)
Basic and diluted - pro forma	$(0.50)	$(0.51)	$(0.64)	$(0.68)

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

Options: Under the Black-Scholes option-pricing model, the weighted average fair value of stock options at date of grant was $2.86 and $5.48 per share for options granted during the three months ended September 30, 2004 and 2003, respectively, and $2.89 and $5.42 per share for options granted during the six months ended September 30, 2004 and 2003, respectively.

Purchase Rights: The weighted average fair value of purchase rights under ESPP was $1.96 and $4.33 per share during the three months ended September 30, 2004 and 2003, respectively, and $1.96 and $4.33 per share during the six months ended September 30, 2004 and 2003, respectively.

ROXIO, INC.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and ESPP stock purchase rights:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Stock options:
Expected volatility	98%	105%	98%	105%
Risk-free interest rate	3.21%	2.67%	3.20%	2.65%
Expected life	4 years	4 years	4 years	4 years
Expected dividend yield	zero	zero	zero	zero

ESPP stock purchase rights:
Expected volatility	98%	105%	98%	105%
Risk-free interest rate	2.27%	1.59%	2.27%	1.59%
Expected life	1.2 years	1.2 years	1.2 years	1.2 years
Expected dividend yield	zero	zero	zero	zero

NOTE 2—BUSINESS ACQUISITION AND DIVESTITURE

Acquisition of Napster, LLC, formerly known as Pressplay

In May 2003, Roxio acquired substantially all of the ownership of Napster, LLC, provider of an online music service formerly known as Pressplay. Napster, LLC was not affiliated with Napster, Inc. Pressplay served as the foundation for Roxio’s online music service which was launched on October 29, 2003 under the Napster brand. Pressplay’s results of operations were included in Roxio’s financial statements from the date of acquisition. In consideration of the acquisition, Roxio paid $12.5 million in cash, issued 3.9 million shares of Roxio’s common stock valued at $23.5 million and obligated itself to pay up to $12.4 million in contingent payments based on Roxio’s future cash flows from the Napster business. The common stock issued was valued in accordance with the provisions of EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquiror Securities Issued in a Purchase Business Combination” using the average of the market values of Roxio’s common stock for five days prior to the date the acquisition was both announced & consumated. In accordance with EITF 99-12, paragraph 9, the Company considered only the stock prices for a reasonable period of time (five days) before the date the acquisition was consummated. Roxio incurred approximately $1.8 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price of the transaction.

Roxio accounted for the acquisition of Napster, LLC using the purchase method of accounting. The results of operations and the estimated assets acquired and liabilities assumed have been included in Roxio’s financial statements from the date of acquisition. Management determined the allocation and estimate of fair value with the assistance of a third party independent appraiser. The allocation of the purchase price to the tangible and identifiable intangible assets acquired is summarized below (in thousands).

Calculation of purchase price:
Value of stock consideration	$23,487
Cash consideration	12,500
Acquisition costs	1,821

Total costs	$37,808

Allocation of purchase price:
Current assets	$3,067
Property and equipment	4,144
Other assets	1,096
Identifiable intangible assets—Trademark	300
Goodwill	34,658

Total assets acquired	43,265
Current liabilities	(5,457)

Net assets acquired	$37,808

ROXIO, INC.

The Trademark was amortized on a straight-line basis over its estimated useful life of one year. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is tested annually for impairment.

Current assets and other assets include content advances paid to third-party content providers as part of agreements to make digital content available to Roxio. These advances are expensed as content fees become due in accordance with the terms of the related agreements, generally based on usage.

The following unaudited pro forma results of operations are calculated as if Pressplay had been acquired at the beginning of the period presented (in thousands, except per share amount):

Six Months Ended September 30, 2003
Net revenues	$47,770
Net loss	$(15,776)
Basic and diluted net loss per share	$0.63
Weighted average shares used in computing net loss per share	24,847

Sale of GoBack product line

In April 2003, Roxio sold its GoBack product line and related tangible and intangible assets to Symantec, Inc. Cash consideration of $10.2 million was received at the date of the sale with a further $2.8 million held in escrow. This escrow was subject to claims for certain potential contingencies and was paid to Roxio after the one-year anniversary date of the close of the transaction. A total of $1.1 million of the escrow amount was recognized as consideration at the time of the transaction. The remainder was recognized in April 2004, the one-year anniversary date of the close of the transaction after satisfaction of the conditions specified in the purchase agreement. Roxio recorded a total gain of $12.3 million from the sale of the GoBack product line, including $1.7 million recognized in the quarter ended June 30, 2004.

NOTE 3—RESTRICTED CASH AND SHORT-TERM INVESTMENTS:

Restricted cash

At September 30 and March 31, 2004, Roxio had $735,000 of restricted cash, which serves as collateral for irrevocable standby letter of credit that provides financial assurance that Roxio will fulfill its obligation to the lessor of a facility used by CSD. The cash is held in custody by the issuing bank and is restricted as to withdrawal or use. The restriction on this cash is expected to lapse upon the consummation of the divestiture to Sonic because, pursuant to the Agreement, Sonic will assume this lease.

Short-term investments

Roxio’s short-term investments consist of the following (in thousands):

	September 30, 2004 Fair Value	March 31, 2004 Fair Value
Commercial paper	$12,560	$16,256
Corporate securities	15,463	5,067
Municipal securities	7,753	6,654
U.S. agencies securities	4,824	513

Total short-term investments	$40,600	$28,490

There were $400,000 and $276,000 of net unrealized losses at September 30, 2004 and March 31, 2004, respectively. Approximately $28.2 million and $27.2 of the short-term investments mature in less than one year as of September 30, 2004 and March 31, 2004, respectively. The remaining short-term investments generally have effective maturity dates between one and two years. As the short-term investments represent the investment of cash available to fund current operation, the entire balance has been classified as short-term in the balance sheet.

ROXIO, INC.

Realized gains (losses) were approximately $3,000 and $1,000 for the three months ended September 30, 2004 and 2003, respectively, and ($203,000) and ($6,000) for the six months ended September 30, 2004 and 2003, respectively.

Long-term investments

Roxio’s long-term investments consist of the following (in thousands):

	September 30, 2004 Fair Value	March 31, 2004 Fair Value
Investment in YesVideo	$3,000	$3,000
Other investment	200	—

Total short-term investments	$3,200	$3,000

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

NOTE 4—BALANCE SHEET DETAIL

Prepaid expenses and other current assets

	September 30, 2004	March 31, 2004
	(in thousands)
Prepaid marketing expense	$4,395	$—
Other prepaid expenses	3,630	2,952
Content advances	1,390	2,709
Finished goods inventories	429	694
Cash held in escrow	—	1,125

Total prepaid expenses and other current assets	$9,844	$7,480

Prepaid marketing expense consists of amounts paid to a strategic marketing partner for future marketing services. These prepayments are expensed as marketing services are received, based on third party fair values of the services received. In accordance with Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer” to the extent that any service received from a customer does not have a separately identifiable benefit and/or fair value can not be determined, the contractual value of the service is reported as a reduction of revenue. To-date the amount of prepaid marketing consideration recognized as a reduction in revenue has been immaterial. The recoverability of this balance is subject to regular review by management.

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

ROXIO, INC.

Property and equipment

		September 30, 2004	March 31, 2004
	Life	(in thousands)
Property and equipment, net:
Computer equipment and software	3-5 years	$16,067	$15,539
Furniture and fixtures	3-8 years	767	776
Leasehold improvements	Life of lease	1,352	1,296

		18,186	17,611
Less: Accumulated depreciation		(10,301)	(7,678)

Property and equipment, net		$7,885	$9,933

Of these amounts, approximately $3.0 million and $4.1 million of property and equipment, net, relate to CSD as of September 30, 2004 and March 31, 2004, respectively.

Depreciation expense was $1.3 million each for the three months ended September 30, 2004 and 2003 and $2.6 million and $2.7 million for the six months ended September 30, 2004 and 2003, respectively.

Property and equipment acquired under capital leases

Computer equipment and software include $2.2 million and $1.9 million of gross assets acquired under capital leases at September 30, 2004 and March 31, 2004, respectively. Related depreciation expense included in accumulated depreciation was $159,000 and $131,000 for the three months ended September 30, 2004 and 2003, respectively, and $294,000 and $260,000 for the six months ended September 30, 2004 and 2003, respectively.

Accrued liabilities

	September 30, 2004	March 31, 2004
	(in thousands)
Accrued sales returns reserve	$7,041	$9,166
Accrued litigation and professional fees	5,378	4,466
Accrued compensation and related expenses	3,826	3,218
Accrued affiliate and content liabilities	2,507	1,297
Accrued royalties	2,259	2,546
Accrued marketing development funds	2,099	2,782
Accrued restructuring	1,545	3,576
Accrued technical support	878	1,016
Other	2,026	2,560

Total accrued liabilities	$27,559	$30,627

ROXIO, INC.

NOTE 5—IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets

The gross carrying amounts and accumulated amortization of identifiable intangible assets are as follows for the periods presented (in thousands):

	September 30, 2004		March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Including Effects of Foreign Currency Exchange)
Online music:
Patents	$376	$229	$376	$167
Trademark	5,982	3,769	5,982	2,780

	6,358	3,998	6,358	2,947

Consumer Software Division:
Patents	5,251	5,251	5,251	5,251
Covenant not to compete	6,010	6,010	6,010	6,010
Purchased technology	11,289	10,354	11,158	8,914
OEM relationships	1,186	1,186	1,186	1,186
Trademark	2,214	2,127	2,134	1,890
Capitalized website development costs	1,823	1,823	1,823	1,823

	27,773	26,751	27,562	25,074

Total	$34,131	$30,749	$33,920	$28,021

Net book value		$3,382		$5,899

Identifiable intangible assets are generally amortized over three years. Amortization of identifiable intangible assets was $1.2 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively, and $2.5 million and $2.5 million for the six months ended September 30, 2004 and 2003, respectively.

The estimated remaining amortization expense for identifiable intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,

2005 (remaining 6 months)	$2,033
2006	1,349

Total	$3,382

Goodwill

Changes in the carrying amount of goodwill are as follows (in thousands):

	For the Six Months Ended September 30, 2004	For the Year Ended March 31, 2004

		(As restated)
Balance at beginning of fiscal year	$89,516	$87,749
Adjustment to goodwill of Napster, LLC.	(51)	—
Effect of foreign currency exchange	83	1,767

Balance at end of period	$89,548	$89,516

ROXIO, INC.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” Roxio annually evaluates the carrying value of goodwill and adjusts the carrying value if the asset’s value has been impaired. In addition, Roxio periodically evaluates if there are any events or circumstances that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. Roxio completed its most recent annual goodwill impairment review as of March 31, 2004 and concluded that goodwill was not impaired. Since March 31, 2004 there have been no events or circumstances that would require an updated impairment assessment. No element of goodwill is deductible for tax purposes.

NOTE 6—RESTRUCTURING

The following table summarizes Roxio’s total restructuring accrual as of March 31, 2004 and the activity during the six months ended September 30, 2004 (in thousands):

	Lease Termination Costs	Severance and Other Benefits	Other Costs	Total
Total accrual at March 31, 2004	$3,603	$1,233	$478	$5,314
Additional accrual	—	52	184	236
Adjustment to accrual	(316)	—	—	(316)
Cash payments	(634)	(1,285)	(425)	(2,344)
Non cash items	82	—	1	83

Total provision at September 30, 2004	$2,735	$—	$238	$2,973

Short term portion of accrual	$1,307	$—	$238	$1,545

Long term portion of accrual	$1,428	$—	$—	$1,428

The following table summarizes Roxio’s total restructuring accrual as of March 31, 2003 and the activity during the six months ended September 30, 2003 (in thousands):

	Equipment Write Off Accrual	Severance and Other Benefits	Other Costs	Total
Total accrual at March 31, 2003	$—	$—	$—	$—
Additional accrual	452	1,716	—	2,168
Adjustment to accrual	—	(75)	—	(75)
Cash payments	—	(1,551)	—	(1,551)
Non cash items	(452)	—	—	(452)

Total accrual at September 30, 2003	$—	$90	$—	$90

Short term portion of accrual	$—	$90	$—	$90

ROXIO, INC.

NOTE 7—SHORT-TERM DEBT

Short-term debt consists of the following (in thousands):

	September 30, 2004	March 31, 2004
Revolving credit agreement	$15,000	$15,000
Obligations under capital leases with interest rates ranging from 4.83% to 12%	271	420

	$15,271	15,420

Roxio has an agreement with a bank to provide a $17.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit bears interest at a variable rate of prime plus 0.50% per annum and expires in March 2006. The line of credit contains a material adverse conditions clause and certain covenants that require Roxio to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $10.0 million, (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 50% of net accounts receivable, less sales returns reserves, to total borrowings under the line of credit of not less than 2.00 to 1.00. At September 30, 2004, Roxio was in compliance with all covenants and had drawn down $15.0 million under the line of credit.

NOTE 8 —REVENUE RECOGNITION

Roxio recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements,” American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition” and EITF 01-09 including subsequent interpretations. In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

Online music

Online music revenue is comprised of revenues from online subscriptions, individual music downloads, delivery of associated hardware and licenses of merchandising rights. Subscription and download fees are paid by end user customers in advance either via credit card or redemption of pre-paid cards, gift certificates or promotional codes.

Online music subscription revenue is recognized as the subscribed services are made available to the end user. Revenues from sales of individual songs or albums by download are recognized at the time the music is delivered, digitally, to the end user.

Revenues from shipments of hardware are recognized when the hardware is shipped to the customer, provided that all revenue recognition criteria are met. Non-refundable up front payments for licensees of Napster merchandising rights are recognized in accordance with SAB 104 upon delivery of the licensees, provided that the earnings process is complete and all revenue recognition criteria are met. Royalties on licenses of Napster merchandising rights are recognized upon receipt of royalty reports from the licensee, provided that all revenue recognition criteria are met.

Revenues from pre-paid cards, gift certificates or promotional codes sold to distributors and promoters are deferred when billed, and are recognized upon delivery of products or services obtained through redemption of the cards, gift certificates or promotions to end users. Credit card fees are recognized as a cost of revenues in the period of the associated billing.

Roxio has arrangements whereby customers pay one price for multiple products and services. In some cases these arrangements involve a combination of hardware and services. In other cases, the customer pays a single price for a combination of multiple music downloads and/or multiple months of music subscriptions. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate elements provided the elements can be divided into separate units in accordance with,” EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” Consideration from multiple element arrangements is allocated among the separate units based on their relative fair values, provided the elements have value on a stand alone basis, there is objective and reliable evidence of fair value, the arrangement does not include a general right of return relative to the delivered item and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. In the event that there is no objective and reliable evidence of fair value for the delivered elements, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

ROXIO, INC.

Roxio has arrangements with certain customers whereby the customer provides goods or services to Roxio. Our revenue and the charges for the goods or services provided by a customer are accounted for in accordance with EITF 01-09. The costs of separately identifiable goods or services received by Roxio from a customer are valued at the cost Roxio would incur to procure the same goods or services from a non-customer third party. If the goods or services cannot be separated, the total consideration is recorded as a reduction of revenues. Consideration paid to customers under these arrangements that exceed the separately identifiable value of the goods or services provided would be reflected as a reduction of the customer’s revenue.

Direct costs of online music content delivered to customers through subscriptions or downloads are expensed to cost of revenues as incurred.

Consumer software

Roxio sells its consumer software products through original equipment manufacturers (“OEMs”), retail channels via distributors and direct to end users.

For software product sales to OEMs, revenues are recognized based on reported product shipments from OEMs to their customers provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. For arrangements in which all elements are not delivered at the point of reported product shipment, revenues associated with the undelivered element are recognized when all revenue recognition criteria are met for the undelivered elements.

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

Roxio has other programs whereby customers are reimbursed for promotional activities. In accordance with EITF 01-09, the costs of separately identifiable promotions are valued at the cost Roxio would incur to obtain the same promotion from a non-customer third party and are charged to marketing expense. If the promotion cannot be separated, the total consideration is recorded as a reduction of revenue.

Revenues from licenses of technology are recognized in upon delivery of the licenses, provided that all fees are fixed or determinable, evidence of an arrangement exists, and collectibility is reasonably assured and there are no undelivered elements in the arrangement.

In connection with the retail sale of our products, Roxio provides to customers a limited amount of free technical support assistance including bug fixes, work-arounds, patches and compatibility updates that are downloadable from our website. In accordance with SOP 97-2, Roxio does not defer the recognition of any revenue associated with this free technical support assistance but accounts for this obligation by accruing the estimated cost of providing such assistance as the associated revenue is recognized.

ROXIO, INC.

NOTE 9—STOCKHOLDERS’ EQUITY

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Other comprehensive income for the periods presented represents foreign currency translation items associated with Roxio’s operations in Europe, Canada and Japan. No tax effect has been provided on the foreign currency translation items for any period shown, as we have recorded a full valuation allowance.

Common Stock

On June 17, 2004, Roxio entered into a Common Stock Purchase Agreement with Best Buy Enterprise Services, Inc. (“Best Buy”). Under the terms of a related multi-year agreement, Best Buy Stores, L.P., an affiliate of Best Buy will promote Napster as its leading digital music service through comprehensive in-store marketing activities as well as extensive broadcast, print and online advertising. Best Buy will also market a co-branded version of Napster which will be made available to customers via retail locations and online through Bestbuy.com. In connection with the transaction, Best Buy will receive Roxio stock with a value of up to $10 million over the term of the agreement and Napster will engage with Best Buy in jointly funded marketing activities. On June 17, 2004, Roxio issued approximately 1.1 million shares of common stock valued at approximately $5.0 million to Best Buy at a cash purchase price of $0.01 per share. The shares of common stock were valued based on the closing selling price per share as reported by the National Association of Securities Dealers on the NASDAQ National Market and published in The Wall Street Journal on June 16, 2004. The difference between the fair value of the shares and the cash purchase price was recorded as a prepaid marketing expense upon issuance of the shares in June 2004.

The adjustment to additional paid-in-capital of $186,000 during the six-month period ended September 30, 2004 was a result of adjustment of stock issuance costs related to the common stock issuances during fiscal 2004.

NOTE 10—BUSINESS SEGMENT, GEOGRAPHIC INFORMATION AND CONCENTRATIONS

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

Roxio has management service agreements between the two segments. Pursuant to these management service agreements, the actual costs incurred by CSD to support the online music segment are charged to the online music segment plus a fixed mark up rate. Roxio management believes that the charge represents a reasonable approximation of what it would have cost for the online music segment to obtain these services from an outside third party.

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

ROXIO, INC.

The following tables present financial information for the two reportable segments (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net revenues by segment:
Online music distribution	$9,315	$1,518	$17,182	$2,299
Consumer software product	18,115	21,280	40,163	44,675

Total net revenues	$27,430	$22,798	$57,345	$46,974

Segment operating income (loss) before restructuring, amortization and stock-based compensation
Online music distribution	$(16,458)	$(13,148)	$(26,974)	$(19,449)
Consumer software product	2,225	3,111	9,190	3,777

Total segment operating loss before restructuring, amortization and stock-based compensation	(14,233)	(10,037)	(17,784)	(15,672)
Corporate and unallocated operating costs and expenses:
Restructuring	(73)	(557)	80	(2,093)
Amortization	(537)	(655)	(1,113)	(1,272)
Stock-based compensation	(299)	(519)	(681)	(1,038)

Loss from operations	$(15,142)	$(11,768)	$(19,498)	$(20,075)

	September 30, 2004	March 31, 2004
		(As restated)
Total assets
Online music distribution	$48,925	$51,041
Consumer software product	78,172	84,960
Corporate	62,601	65,986

Total assets	$189,698	$201,987

Geographic information

Net revenue by countries -

The following table presents net revenues by geography based on the location of customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
United States	$19,779	$15,799	$38,247	$31,014
Canada	2,863	2,806	6,181	5,172
United Kingdom	2,024	1,278	4,195	2,386
Japan	704	602	2,487	2,287
Germany	715	908	1,949	1,960
Other countries	1,345	1,405	4,286	4,155

	$27,430	$22,798	$57,345	$46,974

ROXIO, INC.

Long-lived assets –

The following table presents long-lived assets, excluding goodwill and identifiable intangible assets, by country based on the location of the assets (in thousands):

	September 30, 2004	March 31, 2004
United States	$10,693	$12,969
Canada	787	964
United Kingdom	344	416
Japan	297	332

	$12,121	$14,681

Cash and investments –

The following table presents cash and short-term investments by country (in thousands):

	September 30, 2004	March 31, 2004
United States	$49,461	$59,215
United Kingdom	3,554	145
Canada	1,674	2,234
Denmark	5,141	12
The Netherlands	54	2,691
Other countries	1,296	1,104

	$61,180	$65,401

Roxio does not anticipate that it will incur any material U.S. income or foreign withholding taxes when such cash is repatriated to the United States.

Significant customers -

The following individual customers accounted for a significant portion of Roxio’s net revenues:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Ingram Micro	10%	15%	13%	15%
Navarre Corporation	11%	11%	11%	15%
Dell Computer Corporation	*	26%	*	21%

*	Less than 10%

ROXIO, INC.

Significant accounts receivable -

The following individual customers accounted for a significant portion of Roxio’s net accounts receivable:

	September 30, 2004	March 31, 2004
Ingram Micro	18%	*
Navarre Corporation	21%	27%
Activision Publishing	10%	*
Gem Distribution	*	13%

*	Less than 10%

NOTE 11—LITIGATION

Roxio and Napster, LLC have been notified by a number of companies that the Pressplay and Napster online music distribution services may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by Napster, LLC to these entities. The amount of money, if any, necessary to settle these claims cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against Roxio and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549 alleging infringement of certain of their patents by the Napster service. The case is at an early stage and the outcome cannot be predicted with any certainty.

Roxio is a party to other litigation matters and claims that are normal in the course of its operations and, while the results of such litigation and claims cannot be predicted with certainty, Roxio believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

Litigation associated with CSD

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Roxio estimates that at the low end of the range, there may not be any additional payments required to settle the pending MGI Software related-claims. The upper end of the range cannot be reasonably estimated at this time. Roxio has accrued $2.5 million for possible litigation settlements of which 2.4 million was recorded as part of the purchase price allocation of MGI Software. Because no amount in the range is more likely than any other to be the actual amount of any settlement, and because there have been no specific triggering events related to these possible claims, Roxio has not adjusted the original provision. The amount, if any, necessary to settle patent claims related to Roxio’s products cannot be determined at this time.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. The patent at issue in the case has expired, and Roxio intends to continue to defend the action. Because the case is not active, the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima Technology Corporation filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx alleging infringement of certain of their patents by our Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. We believe the claims are without merit and intend to defend ourselves vigorously. On February 20, 2004, we filed a countersuit against Optima Technology Corporation alleging infringement of certain of our patents by their CD-R Access Pro product. We are seeking unspecified damages and injunctive relief. We recently obtained a favorable ruling of the court on the definition of certain key terms in the claims of Optima’s patent.

All litigation matters associated with CSD will be assumed by Sonic upon the closing of the sale of CSD to Sonic.

ROXIO, INC.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payments

On March 31, 2004, the Financial Accounting Standard Board (“FASB”) issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which was amended on October 13, 2004. This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the vesting period. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use. The recommended effective date of the proposed standard for public companies is for fiscal periods beginning after June 15, 2005. Roxio has not completed its assessment of the impact of the proposed standard on its financial condition and results of operations.

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115 and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

ROXIO, INC.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Executive Summary—a high level discussion of the business including a discussion of our strategy, opportunities, challenges and risks.

•	Significant Agreements and Transactions—a discussion of our significant acquisitions, divestitures, and other agreements.

•	Critical Accounting Policies and Estimates—a discussion of accounting policies that require critical judgments and estimates.

•	Results of Operations—an analysis of our consolidated results of operations for the periods presented in our financial statements.

•	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, and contractual obligations.

•	Litigation—a discussion of pending litigation, claims and related matters.

•	Recent Accounting Pronouncements—information on recent accounting pronouncements.

Executive Summary

Roxio owns the Napster service, which allows users to legally stream, download and copy, or “burn” a wide variety of digital music. Roxio launched the Napster service in October 2003, following the May 2003 acquisition of Napster, LLC (f/k/a Pressplay.)

CSD provides consumer software that enables individuals to manage and play digital content, record digital content onto CDs and DVDs, and to edit photos and videos. CSD pioneered the development of consumer software products and services that allow our customers to create, acquire, manage and move rich digital media. On August 9, 2004, Roxio entered into an agreement with Sonic pursuant to which the parties contemplate a sale by Roxio, to Sonic, of substantially all of the assets and liabilities of CSD, including all of the capital stock of certain international subsidiaries historically included in CSD.

Online Music

Our online music business derives its primary revenues from online subscriptions and individual music downloads, via our Napster service. This service offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded as well as the ability to purchase individual tracks or albums on an a-la-carte basis. Subscription and download fees are paid by end user customers in advance either via credit card or redemption of pre-paid cards, gift certificates or partner promotional codes. This division also periodically licenses merchandising rights and resells hardware that our end users may utilize to store and replay their digital music content.

The online music business was launched under the Napster brand in the United States in October 2003. Prior to this launch we had online music revenue from the acquisition of a business, Napster, LLC, formerly known as Pressplay. During May 2004 the online music division expanded its service to be available in both the United Kingdom and Canada.

We sell our online music services directly to end users through our Napster.com website, but also leverage retail distribution channels to promote and bundle the Napster services with other products they sell. If we lost access to our retail distribution partners, our revenues could be adversely impacted.

The market for online music is rapidly growing and we expect our online music business to continue to grow as the industry expands. This market is highly competitive and we expect competition to continue to increase in the future as the market expands. However, we believe that our unique technology positions us ahead of many of our competitors. We plan to drive increased demand and stay ahead of our competition by expanding the portability of our Napster service and providing our customers the best user experience.

ROXIO, INC.

Our overall strategy is to expand our offerings for both products and services to allow for even easier management of and access to online music content and to continue global expansion.

The online music division continues to operate at a loss and net cash burn due to our significant investments to expand its service capabilities and ensure world-wide growth.

Consumer Software

On August 9, 2004, Roxio entered into an agreement to sell substantially all of the consumer software division to Sonic. When this divestiture is consummated, CSD will produce no further operating results and the historical results of operations of CSD will become a discontinued operation.

CSD derives consumer software revenues primarily through distributors and direct sales to end users through our website and toll-free number. Distributors resell our products to retailers of computer software products. We also sell our software products to OEMs such as PC manufacturers and CD- and DVD-recordable drive manufacturers and integrators. Generally, OEMs bundle a standard (not fully featured) version of our software together with their products pursuant to licensing agreements with us.

Historically, our revenues originated primarily through OEMs, however the OEM distribution channels have become increasingly competitive over time, resulting in increasing price pressure and lower revenue. To maintain growth, we have broadened our distribution through retail channels and direct sales through our Roxio web store.

Our consumer software products have earned numerous product recognition awards due to our innovative technology and feature sets, which give us a competitive advantage.

The consumer software business is seasonal with lows in the summer and highs in the fall and winter due to the holidays and consumer winter spending.

During fiscal year 2004, we undertook a number of restructurings, particularly workforce reductions and real estate consolidations, to react to market conditions, reducing expenses through strong cost cutting measures and consolidating operations. These activities included the sale of our GoBack product line to Symantec, Inc. in a transaction accounted for as a sale of assets. As a result of these restructurings, we have significantly reduced costs, and the CSD is now profitable and cash flow positive.

Significant Agreements and Transactions

Sale of Consumer Software Division

On August 9, 2004, Roxio entered into the Agreement with Sonic pursuant to which the parties contemplate a sale by Roxio, to Sonic, of substantially all of the assets and liabilities of CSD, including all of the capital stock of certain international subsidiaries historically included in CSD. Sonic has agreed to pay a total of $70 million in cash and 653,837 shares of Sonic’s common stock. The cash purchase price is subject to certain adjustments as described in the Agreement. The closing of this transaction is subject to the fulfillment of closing conditions, including approval by the stockholders of Roxio, the absence of a material adverse effect on Roxio as defined in the Agreement, regulatory approvals and the receipt of third-party consents to assignment. On October 25, 2004, Roxio was informed by the Federal Trade Commission that the waiting period prescribed by the Hart-Scott Rodino Antitrust Improvements Act of 1976 had expired. The transaction is structured as an asset sale.

Acquisition of Napster, LLC.

In May 2003, Roxio acquired substantially all of the ownership of Napster, LLC (formerly known as Pressplay), a provider of an online music service. Napster, LLC was not affiliated with Napster, Inc. Pressplay served as the foundation for Roxio’s online music service which was launched on October 29, 2003 under the Napster brand. In consideration of the acquisition, Roxio exchanged $12.5 million in cash, issued 3.9 million shares of Roxio common stock valued at $23.5 million and obligated itself to pay up to $12.4 million in contingent payments based on Roxio’s future cash flows from the Napster business. Roxio incurred approximately $1.8 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price of the transaction. This acquisition was accounted for as a purchase and Napster, LLC’s (f/k/a Pressplay) results of operations are included in our financial statements from the date of acquisition. Prior to the launch of the Napster branded online music services in October 2003, online music revenues were minimal.

ROXIO, INC.

Divestiture of GoBack product line

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

Common Stock Purchase Agreement

On June 17, 2004, Roxio entered into a Common Stock Purchase Agreement with Best Buy. Under the terms of a related multi-year agreement, Best Buy’s affiliates, Best Buy Stores, L.P., will promote Napster as its leading digital music service through comprehensive in-store marketing activities as well as extensive broadcast, print and online advertising. Best Buy Stores, L.P. will also market a co-branded version of Napster which will be made available to customers via retail and online through Bestbuy.com. In connection with the transaction, Best Buy will receive Roxio stock with a value of up to $10 million over the term of the agreement and Napster will engage with Best Buy Shares, L.P. in jointly funded marketing activities. On June 17, 2004, Roxio issued approximately 1.1 million shares of common stock valued at approximately $5.0 million to Best Buy at a cash purchase price of $0.01 per share. The difference between the fair value of the shares and the cash purchase price was recorded as prepaid marketing expenses upon issuance of the shares in June 2004.

Critical Accounting Policies & Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to: sales returns and allowances, bad debt allowances, provisions for excess and obsolete inventory, warranty reserves, intangible assets, restructuring provisions and deferred income taxes. Actual results could differ from these estimates. Certain of our critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

These critical accounting policies and the effect that changes in management’s estimates could have on our consolidated financial statements are further described below.

Revenue Recognition, Returns and Allowances & Post-Contract Customer Support

Roxio recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements,” EITF 00-21, EITF 01-09 and American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition including subsequent interpretations.”

Online Music

Roxio has arrangements where customers pay one price for multiple products and services. In some cases these arrangements involve a combination of hardware and services. In other cases, the customer pays a single price for multiple music downloads and months of music subscriptions. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units in accordance with EITF 00-21. Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values. In the event that there is no objective and reliable evidence of fair value, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Management applies significant judgment in establishing the fair value of multiple elements within revenue arrangements. Estimates of fair value represent our best estimate, but changes in circumstances relating to the products and services sold in these arrangements may result in fluctuations in future revenues.

Roxio has arrangements with certain customers whereby the customer provides goods or services to Roxio. Our revenue and the charges for the goods or services provided by a customer are accounted for in accordance with EITF 01-09. The costs of separately identifiable goods or services received by Roxio from a customer are valued at the cost Roxio would incur to procure the same goods or services from a non-customer third party. If the goods or services cannot be separated, the total consideration is recorded as a

ROXIO, INC.

reduction of revenues. Consideration paid to customers under these arrangements that exceed the separately identifiable value of the goods or services provided would be reflected as a reduction of the customer’s revenue. Management exercises significant judgment in determining the fair value of separately identified goods or services. Estimates of fair value represent our best estimate, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time expense or revenue charges.

Consumer Software

For software product sales to distributors, revenues are recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees are fixed or determinable, evidence of an arrangement exists and collectibility is probable. Roxio’s distributor arrangements provide distributors with certain product rotation rights. Additionally, Roxio permits its distributors to return products in certain circumstances, generally during periods of product transition. End users additionally have the right to return their product within 30 days of the purchase. Roxio establishes allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition when Right of Return Exists” and SAB 104. These allowances are computed based on historical experience and recorded as a direct reduction of revenues and as an accrued liability.

For direct software product sales to end users, revenues are recognized upon shipment by Roxio to the end users provided all appropriate revenue recognition criteria have been met. End users additionally have the right to return their product within 30 days of the purchase. Roxio establishes allowances for expected product returns in accordance with SFAS No. 48 and SAB 104. These allowances are computed based on historical experience and recorded as a direct reduction of revenues and as an accrued liability.

Roxio utilizes mail-in rebates (“MIRs”) as a marketing tool to promote its products and acquire new end users. Estimated redemption of MIRs is recorded as a direct reduction to revenues and is accrued at the date the related revenues are recognized. Estimates are based upon historical redemption rates and current market factors. Management applies significant judgment in determining the historical rebate experience rate to apply against current period revenue.

Management applies significant judgment and relies on historical experience in establishing these allowances. If future return or MIR patterns differ from past patterns due to reduced demand for our product or other factors beyond our control, we may be required to increase these allowances in the future and may be required to reduce future revenues. If at any point in the future we become unable to estimate returns reliably, we could be required to defer recognizing revenues until the distributor notifies us that the product has been sold to an end user.

In connection with the retail sale of our products, Roxio provides to customers a limited amount of free technical support assistance including bug fixes, work-arounds, patches and compatibility updates that are downloadable from our website. In accordance with SOP 97-2, Roxio does not defer the recognition of any revenue associated with this free technical support assistance but accounts for this obligation by accruing the estimated cost of providing such assistance as the associated revenue is recognized.

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

Prepaid Content Advances and Marketing Fees

We recognize up front advance payments for digital content and marketing fees in Prepaid and Other Current Assets. Prepaid Content Advances are expensed as content fees and become due in accordance with the terms of the related agreements, generally based on usage. Marketing Fees are expensed as we receive separately identifiable marketing services from our strategic marketing partners. Advances that are not recovered by the end of their contractual terms may be non-refundable. The recoverability of these balances is subject to regular review by management considering expected future content fees and marketing services. The estimates of expected future benefits include judgments about growth in demand for our products, performance by our strategic partners and fair values for related services. Changes in these estimates could require us to write down the carrying value of these advances and could materially impact our financial position and results of operations.

ROXIO, INC.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $19.1 million as of September 30, 2004, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating losses and accrued liabilities and other provisions, not currently deductible for tax purposes. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

ROXIO, INC.

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

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003
Net revenues	100%	100%	100%	100%
Cost of revenues:
Cost of revenues	43%	30%	41%	30%
Amortization of purchased technologies	3%	3%	2%	3%

Gross profit	54%	67%	57%	67%

Operating expenses:
Research and development	26%	38%	23%	33%
Sales and marketing	53%	41%	43%	40%
General and administrative	27%	33%	21%	27%
Restructuring charges	0%	2%	0%	4%
Amortization of intangible assets	2%	3%	2%	3%
Stock-based compensation charges	1%	2%	1%	2%

Total operating expenses	109%	119%	90%	109%

Loss from operations	(55)%	(52)%	(33)%	(42)%
Gain on sale of Goback product line	0%	0%	3%	22%
Other income, net	0%	1%	0%	1%

Loss before provision for income taxes	(55)%	(51)%	(30)%	(19)%
Provision for income taxes	1%	1%	1%	7%

Net loss	(56)%	(52)%	(31)%	(26)%

ROXIO, INC.

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues:

	For the Three Months Ended September 30,		As a Percentage of Net Revenues For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Online music revenues :
Content	$8,912	$1,516	32%	7%
Hardware & license	403	2	2%	0%

Total online music revenues	9,315	1,518	34%	7%

Consumer software revenues:
Retail	13,774	12,684	50%	55%
OEM	3,091	8,596	11%	38%
Patent licenses	1,250	—	5%	0%

Total consumer software revenues	18,115	21,280	66%	93%

Total net revenues	$27,430	$22,798	100%	100%

	For the Six Months Ended September 30,		As a Percentage of Net Revenues For the Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Online music revenues :
Content	$15,620	$2,297	27%	5%
Hardware & license	1,562	2	3%	0%

Total online music revenues	17,182	2,299	30%	5%

Consumer software revenues:
Retail	32,082	29,606	56%	63%
OEM	6,831	15,069	12%	32%
Patent licenses	1,250	—	2%	0%

Total consumer software revenues	40,163	44,675	70%	95%

Total net revenues	$57,345	$46,974	100%	100%

Online music revenues

We began to generate online music revenues with the acquisition of Napster, LLC in May 2003.

Content revenues increased approximately 488% from $1.5 million to $8.9 million and 580% from $2.3 million to $15.6 million in the three months and six months ended September 30, 2004, respectively, from the comparable periods ending September 30, 2003. These increases were due to the US launch of the Napster service in October 2003 and the subsequent United Kingdom and Canadian launches in May 2004. We anticipate that content revenues will continue to increase in the future as a result of continued marketing activities and initiatives to drive customer growth and international expansion, and as the overall online music market expands.

ROXIO, INC.

Hardware & license revenues increased due to sales of hardware & trademark licenses in fiscal 2004, which did not occur in the prior fiscal year. We anticipate that hardware and license revenues will fluctuate depending on the hardware promotions and trademark licenses that we enter into each period.

Consumer software revenues

Retail revenues consist of sales to distributors and direct sales to end-users. Retail revenues increased $1.1 million, or 9%, to $13.8 million for the three months ended September 30, 2004 from $12.7 million for the comparable period in the prior year. This increase was primarily due to an increase in direct sales to end-users of $700,000 and an increase in retail sales of $400,000. Retail revenues increased $2.5 million, or 8%, to $32.1 million in the six months ended September 30, 2004 from $29.6 million for the comparable period in the prior year. This increase was primarily due to an increase in retail sales of $1.5 million, and an increase in direct sales to end-users of $1.0 million. We pursued a more aggressive rebating and discounting strategy in the three month and six month periods ended September 30, 2003 compared to the same periods ended September 30, 2004. As such, the contra-revenue provisions for the three month and six month periods ended September 30, 2003 were higher by $1.2 million and $2.7 million respectively, resulting in lower net revenue for those periods compared to the same periods ended September 30, 2004.

OEM revenues decreased $5.5 million, or 64%, to $3.1 million for the three months ended September 30, 2004 down from $8.6 million for the comparable period in the prior year. The decrease was primarily driven by the loss of Dell as an OEM customer, which accounted for $4.6 million of the period difference. The remaining $900,000 decrease was due to changes in OEM demand and customer mix. OEM revenues decreased $8.3 million, or 55%, to $6.8 million in the six months ended September 30, 2004 down from $15.1 million for the comparable period in the prior year. The decrease was mostly due to the loss of Dell as an OEM customer who accounted for $7.9 million of the period difference. The remaining $400,000 decrease was due to changes in OEM demand and OEM customer mix.

During the three months ended September 30, 2004, Roxio sold $1.3 million of software code and patent licenses to third party customers for the first time.

In the future, we anticipate that OEM software revenues will continue to decline in total, and on a per-unit basis, as a result of increased price competition, and that retail and direct revenues will grow incrementally as we launch new products. We anticipate minimal patent license revenues in the future.

After the pending sale of CSD to Sonic, we will no longer generate revenues from the sale of consumer software.

Geographic Revenues

The following table sets forth, for the periods indicated, our revenues per geographic area based on the locations of the customers:

	For the Three Months Ended September 30,		As a Percentage of Net Revenues For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Online music revenues:
North America (including Canada)	$8,365	$1,518	31%	7%
United Kingdom	950	—	3%	0%

Total online music revenues	9,315	1,518	34%	7%

Consumer software revenues:
North America (including Canada)	14,156	17,094	52%	75%
EMEA (Europe, Middle East and Africa)	3,081	3,277	11%	14%
Asia	878	909	3%	4%

Total consumer software revenues	18,115	21,280	66%	93%

Total net revenues:	$27,430	$22,798	100%	100%

ROXIO, INC.

	For the Six Months Ended September 30,		As a Percentage of Net Revenues For the Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Online music revenues:
North America (including Canada)	$15,894	$2,299	28%	5%
United Kingdom	1,288	—	2%	0%

Total online music revenues	17,182	2,299	30%	5%

Consumer software revenues:
North America (including Canada)	28,751	33,902	50%	72%
EMEA (Europe, Middle East and Africa)	8,424	7,737	15%	17%
Asia	2,988	3,036	5%	6%

Total consumer software revenues	40,163	44,675	70%	95%

Total net revenues:	$57,345	$46,974	100%	100%

Online music revenues per geographic area

The increase in revenues in both geographies is related to the US launch of the online music service during October 2003 and the May 2004 launches of the service in the United Kingdom and Canada. We anticipate that the mix of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives to customer growth world-wide, alongside international expansion.

Consumer software revenues per geographic area

North America revenue decreased $2.9 million to $14.2 million for three months ended September 30, 2004. This decrease is due primarily to the $4.6 million decrease in OEM revenue driven by losing Dell as a customer. This decrease was partially offset by a $1.3 million increase in patent licensing revenue and by $400,000 increase in retail revenue. For six months ended September 30, 2004, North America sales were down $5.1 million to $28.8 million. OEM revenue decreased $7.9 million driven by losing Dell as a customer. This decrease was partially offset by a $1.3 million increase in patent licensing revenue and by a $1.5 million increase in Retail revenue. EMEA revenue decreased $200,000 to $3.1 million for the three months ended September 30, 2004. This decrease is due to slightly weaker retail sales in the region compared to the same period in the prior year. For six months ended September 30, 2004, EMEA revenue was up $700,000 to $8.4 million. This increase was due to stronger OEM revenue of $300,000 and overall stronger retail revenue of $400,000. Consumer software revenues in Asia have remained constant for the three and six month periods ended September 30, 2004 compared to comparable periods ended September 30, 2003. Following the sale of CSD to Sonic, we will no longer generate revenues from the sale of consumer software.

ROXIO, INC.

Gross Profit

The following table sets forth, for the periods indicated, our gross profits:

	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Online music gross profit	$1,807	$311	19%	20%
Consumer software gross profit	12,957	15,043	72%	71%

Total gross profit	$14,764	$15,354	54%	67%

	For the Six Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Online music gross profit	$3,227	$457	19%	20%
Consumer software gross profit	29,715	30,880	74%	69%

Total gross profit	$32,942	$31,337	57%	67%

Online music gross profit

Gross profit for the online music is the profit from net revenues after deducting the cost of royalties to content providers and publishers, technical support, transaction processing fees, bandwidth and hosting costs, depreciation and amortization of infrastructure assets related to the delivery of our online services, and any other direct costs of the net revenues.

Direct gross profit on the online music division decreased slightly to 19% from 20% for the three and six months ended September 30, 2004 compared to the same periods in the prior year. Roxio’s online music division has a relatively fixed cost base that was put in place in October 2003 as part of the launch of the Napster service. Margins are relatively steady or improving slightly year to year because increasing revenues cover a comparable portion of those fixed costs. That improvement was offset by the six month period ended September 30, 2004 because we sponsored a $300,000 hardware promotion with negative margins.

We expect online music gross margins to grow incrementally as we expand revenues and maintain our fixed infrastructure base.

ROXIO, INC.

Consumer software gross profit

Gross profit on consumer software is the percentage of profit from net revenues after deducting cost of revenues, which includes costs related to the physical goods shipped, third party licensed intellectual property, freight, warranty, end user technical support, scrap, royalties and amortization of purchased technology. Our gross profit from OEM revenues is generally significantly higher than our gross profit from retail revenues primarily due to lower product costs and to a lesser extent due to a different level of product support effort associated with OEM sales compared to retail sales. For sales of our products through OEMs, the OEMs are responsible for the first level of product support and we only provide a second level of support to the OEM. Our technical support costs as a percentage of our revenues have declined as a result of the consolidation of these services into our Canadian facility during fiscal 2004 as well as changes in the levels of support currently provided to end users. Gross profit on Patent Licenses are significantly higher than OEM or Retail revenues as there are no direct incremental costs.

Gross profit for the consumer software division as a percentage of revenue increased to 72% for the three months ended September 30, 2004 from 71% for the comparable period in the prior year. The increase was primarily a result of the positive impact of restructuring efforts in 2004. Cost of revenues declined $1.1 million or 17% to $5.2 million from $6.2 million in the three month comparable periods by reducing reduced technical support costs by $700,000 and direct costs of physical goods by $700,000. These cost reductions were partially offset by an additional $200,000 of fulfillment and scrap costs, as well as an additional $100,000 of amortization of purchased technology.

Gross profit for the consumer software division increased to 74% for the six months ended September 30, 2004 from 69% for the comparable period in the prior year. The percentage increase was primarily a result of the positive impact of restructuring efforts in 2004. Cost of revenues declined $3.3 million or 24% to $10.5 million from $13.8 million in the six month comparable periods due reducing technical support costs by $1.2 million and direct costs of physical goods by $1.6 million, costs related to royalties by $300,000, and cost related to scrap by $400,000. These cost reductions were partially offset by an additional $200,000 of amortization of purchased technology.

In the future we anticipate that CSD margin levels may fluctuate based on seasonality and price competition. Roxio will have no gross profit on consumer software following the divestiture of CSD to Sonic.

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

ROXIO, INC.

The following table sets forth, for the periods indicated, our operating costs (in thousands and as a percentage of net revenues):

	For the Three Months Ended September 30,		As a Percentage of Net Revenues For the Three Months Ended September 30,
	2004	2003	2004	2003
Research and development	$7,026	$8,600	26%	38%
Sales and marketing	14,439	9,353	53%	41%
General and administrative	7,532	7,438	27%	33%
Restructuring charges	73	557	—	2%
Amortization of intangible assets	537	655	2%	3%
Stock-based compensation charges	299	519	1%	2%

	$29,906	$27,122	109%	119%

	For the Six Months Ended September 30,		As a Percentage of Net Revenues For the Six Months Ended September 30,
	2004	2003	2004	2003
Research and development	$13,504	$15,534	24%	33%
Sales and marketing	24,829	18,760	43%	40%
General and administrative	12,393	12,715	21%	27%
Restructuring charges	(80)	2,093	—	4%
Amortization of intangible assets	1,113	1,272	2%	3%
Stock-based compensation charges	681	1,038	1%	2%

	$52,440	$51,412	90%	109%

Research and Development

Research and development expenses consist primarily of salary, benefits and contractors’ fees for our development and other costs associated with the enhancements of existing products and development of new products.

Research and development expenses decreased $1.6 million, or 18%, to $7.0 million for the three months ended September 30, 2004 from $8.6 million for the comparable period in the prior year. This decrease was the result of reductions of $1.0 million for the online music division and $607,000 in research and development for the consumer software division. The decline in the online music division was because research and development expense in the second quarter of fiscal 2004 included $1.2 million of non-recurring costs prior to the launch of the Napster service in October 2003. Excluding the one time pre-launch charges, research and development expenses increased $200,000 related to increased salaries and benefit rates. The decrease in the consumer software division was primarily the result of reduced headcount driven by our restructuring efforts.

Research and development expenses decreased $2.0 million, or 13%, to $13.5 million for the six months ended September 30, 2004 from $15.5 million for the comparable period in the prior year. This decrease was the result of a $2.8 million reduction in research and development for the consumer software division, slightly offset by an increase of $804,000 in research and development for the online music division. Excluding the $1.2 million non-recurring charge in the quarter ended September 30, 2003 described above, research and development for the online music division increased $2.0 million in the six-month period ended September 30, 2004 compared to the comparable period of the prior year. This $2.0 million increase for the online music division was because the division began its activities only in May 2003 and therefore did not contain a full quarter of charges. The decrease in the consumer software division was primarily the result of reduced headcount driven by our restructuring efforts.

Research and development headcount decreased to 173 as of September 30, 2004 from 235 at September 30, 2003.

We anticipate that research and development expenses for the online music division will increase in dollar value in the future as we continue to invest in online music features and services, but will remain flat or decrease as a percentage of total revenues. Our research and development spending on consumer software products will remain relatively stable until the sale to Sonic is complete.

ROXIO, INC.

Sales and Marketing

Sales and marketing expenses consist primarily of salary, commissions and benefits for sales and marketing personnel and costs associated with advertising and promotions.

Sales and marketing expenses increased $5.1 million, or 54%, to $14.4 million for the three months ended September 30, 2004 from $9.4 million for the comparable period in the prior year. This increase was primarily due to an increase of $6.9 million in marketing activities related to the online music division, offset by a decrease of $1.8 million in marketing expenses for the consumer software division. The increase in marketing activities for the online music division was primarily due to increased marketing activities, of which $4.6 million was related to strategic marketing programs, $1.2 million related to increased advertising, and $1.1 million to international sales and marketing efforts. The decrease in the consumer software division was primarily due to lower marketing spend of $1.5 million and headcount reductions of $300,000.

Sales and marketing expenses increased $6.1 million, or 32%, to $24.8 million for the six months ended September 30, 2004 from $18.8 million for the comparable period in the prior year. This increase was primarily due to an increase of $10.3 million in marketing activities related to the online music division, offset by a decrease of $4.2 million in marketing expenses for the consumer software division. The increase in marketing activities for the online music division was primarily due to increased advertising and promotional spending on the Napster service that was launched in the third quarter of fiscal 2004. Of this $10.3 million increase, $5.7 million was related to strategic marketing programs, $2.4 million to increased advertising activities, $1.7 million to international sales and marketing efforts, and $500,000 in additional staff and overhead expenses for the full three months of the first quarter of fiscal 2005. Lower sales and marketing expenses in the first half of fiscal 2004 were because the acquisition of Pressplay occurred in May 2003. The decrease in the consumer software division was primarily due to reductions in marketing expenditures of $2.7 million and headcount reductions of $1.5 million.

Overall sales and marketing headcount decreased to 72 at September 30, 2004 from 88 at September 30, 2003.

We expect sales and marketing expenses for the online music division to increase in absolute dollars in the future as a result of continued marketing activities and initiatives to drive expansion of the online music business. Sales and marketing spending for the consumer software division is expected to fluctuate due to seasonality, and will cease following the sale of CSD to Sonic.

General and Administrative

General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities.

General and administrative expenses increased slightly $94,000, or 1%, to $7.5 million for the three-month period ended September 30, 2004 from $7.4 million for the comparable quarter in the prior year. This increase was primarily due to an increase of $1.2 million in general and administrative expense related to the consumer software division, offset by a decrease of $1.1 million in general and administrative expenses for the online music division. The increase in general and administrative expense for the consumer software division was primarily a result of $1.0 million in transaction-related costs incurred in connection with the Sonic transaction. There was also a $200,000 decrease in costs for international accounting due to restructuring efforts, offset by $200,000 of increased facility costs. The decrease in general administrative expense for the online music division was primarily a result of $1.8 million of lower headcount expense in corporate functions as a result of our restructuring efforts during fiscal 2004, offset by $700,000 in additional corporate spending associated with Sarbanes-Oxley compliance.

General and administrative expenses decreased $322,000, or 3%, to $12.4 million from $12.7 million for the six months ended September 30, 2004 compared to the comparable period in the prior year. This decrease was the result of a reduction of $842,000 for the online music division, offset by an increase of $520,000 for the consumer software division. The decrease in general and administrative expense for the online music division was primarily a result of $1.5 million of lower headcount expense in corporate functions as a result of our restructuring efforts during fiscal 2004, offset by $700,000 in additional corporate spending associated with Sarbanes-Oxley compliance. The increase in general and administrative expense for the consumer software division was primarily a result of $1,200,000 in deal related costs incurred in connection with the Sonic transaction, offset by a $700,000 decrease in costs of CSD’s international locations as a result of restructuring efforts.

General and administrative headcount decreased slightly to 64 at September 30, 2004 from 81 at September 30, 2003, and includes all corporate G&A heads.

We expect general and administrative expenses will decrease in absolute dollars in future periods once CSD has been sold to Sonic and we reduce corporate finance, human resources and information technology headcount to support the smaller online music organization.

ROXIO, INC.

Restructuring Charges

During the six months ended September 30, 2004, we signed subleases to sublet previously vacated facilities for which we had provisions at March 31, 2004. The $80,000 restructure benefit included the benefit of $316,000 as a result of signing subleases at rates more favorable than originally anticipated, offset by professional service fees of $236,000 incurred during the period related to the restructuring of the European entities.

In the future, until the sale of CSD to Sonic is complete, we expect small restructure charges related to the consolidation of the CSD European entities.

Amortization of Intangible Assets

Amortization of intangible assets decreased $118,000, or 18%, to $537,000 for the three months ended September 30, 2004 from $655,000 for the comparable period in the prior year. This decrease was because certain identifiable intangible assets became fully amortized during the first half of fiscal 2005.

Amortization of intangible assets decreased 159,000, or 13%, to $1.1 million for the six months ended September 30, 2004 from $1.3 million for the comparable period in the prior year, because of the impact of acquiring Napster LLC in May 2003, offset by certain identifiable intangible assets that became fully amortized during the first half of fiscal 2005.

Amortization of intangible assets is expected to decline in the future unless additional intangibles are acquired.

Stock Based Compensation Charges.

Stock-based compensation charges relate to the amortization of costs associated with stock options issued to employees.

Stock based compensation charges decreased $220,000, or 42%, to $299,000 for the three months ended September 30, 2004 from $519,000 for the comparable period in the prior year. Stock based compensation charges decreased $357,000, or 34%, to $681,000 for the six months ended September 30, 2004 from $1.0 million for the comparable period in the prior year. These decreases were because employees departed and amortization of their deferred stock based compensation charges ended.

Unless new options are granted at prices below fair value, stock-based compensation charges will decline in future periods as the deferred charges will be fully amortized in the fourth quarter of fiscal 2005.

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

Other Income, Net.

Other income, net, consists primarily of interest income on our cash equivalents and short-term investments, interest expense, realized gain (loss) on short-term investments, realized gain (loss) on foreign transactions, and other miscellaneous income.

Interest income increased $70,000, or 33%, to $281,000 for the three months ended September 30, 2004 from $211,000 for the comparable period in the prior year. Interest income increased $137,000, or 31%, to $573,000 for the six months ended September 30, 2004 from $436,000 for the comparable period in the prior year. These increases were primarily due to increase in short-term investments accounts. Short-term investments balance was $40.6 million at September 30, 2004 compared to $16.3 million at September 30, 2003.

ROXIO, INC.

Interest expense increased $158,000, or 244%, to $223,000 for the three months ended September 30, 2004 from $65,000 for the comparable period in the prior year. Interest expense increased $285,000, or 227% to $411,000 for the six months ended September 30, 2004 and 2003 from $126,000 for the comparable period in the prior year. These increases were primarily due to interest on the cash borrowings through our revolving line of credit.

Realized gains (losses) on short-term investments were approximately $3,000 and $1,000 for the three months ended September 30, 2004 and 2003, respectively, and ($203,000) and ($6,000) for the six months ended September 30, 2004 and 2003, respectively. These changes were primarily due to economic market conditions

Realized loss on foreign transactions increased $243,000, or 402%, to $303,000 for three months ended September 30, 2004 from $60,000 for the comparable period in the prior year. Realized loss on foreign transactions decreased $110,000, or 78%, to $31,000 for six months ended September 30, 2004 from $141,000 for the comparable period in the prior year. These changes were primarily to fluctuations in foreign exchange rates.

Other miscellaneous income was $226,000 for the three months ended September 30, 2004 compared to $143,000 for the comparable period in the prior year. Other miscellaneous income was $275,000 for the six months ended September 30, 2004 compared to $134,000 for the comparable period in the prior year. The increase in the three and six-month periods was primarily due to the $200,000 gain recorded upon the sale of software source code.

Following the sale of CSD to Sonic we expect a small increase in net other income on investments due to increases in cash and short term investments from the proceeds of the transaction. Foreign currency gains and losses are expected to decrease as they are currently primarily related to CSD international subsidiaries that are being sold to Sonic.

Provision for Income Taxes

We have recorded a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. In the event that deferred tax assets would be realizable in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Therefore for the three months ended September 30, 2004, our tax provision consists solely of foreign income and withholding taxes. We have a mix of tax rates across the various jurisdictions in which we do business, and this estimate does not take into account any future benefit from loss carry forwards, which we may realize if we again achieve profitability and begin generating taxable income.

The income tax provision was $155,000 for the three-month period ended September 30, 2004 compared to $342,000 for the same period of the prior fiscal year and approximately $340,000 for the six months ended September 30, 2004 compared with $3.1 million for the same period of the prior fiscal year. Income tax provisions in the periods presented relate to income taxes currently payable on income generated in non-U.S. tax jurisdictions and foreign withholding taxes incurred on software license revenue. The decrease from prior years is associated with lower forecasted taxable income in non-U.S. tax jurisdictions.

Liquidity and Capital Resources

Roxio ended the second quarter of fiscal 2005 with $61.9 million in cash, cash equivalents, restricted cash, and short-term investments which consist principally of commercial paper, corporate bonds, U.S. government securities and money market funds, a decrease of $5.2 million as compared to fiscal 2004 year end. Our primary ongoing source of cash is receipts from revenues. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments to content providers, payments for the production of our software products, and purchases of property and equipment. Our working capital was $28.5 million at September 30, 2004.

Line of Credit

In March 2004, Roxio entered into an agreement with a U.S. bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. During June 2004, Roxio amended the line of credit agreement to increase the available funding to $17 million. The line of credit bears interest at a variable rate of prime plus 0.5% per annum and expires in March 2006. The line of credit contains a material adverse conditions clause and certain covenants that require Roxio to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $10.0 million, (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 50% of net accounts receivable, less sales returns reserves, to total borrowings under the line of credit of not less than 2.00 to 1.00. At September 30, 2004, Roxio was in compliance with all covenants and had drawn down $15.0 million under the line of credit.

Financial Position

We believe that the liquidity provided by existing cash, cash equivalents, short-term investments, expected cash generated from operations, and expected cash from proceeds of our sale of CSD will provide sufficient capital to meet our requirements for at least the next 12 months. The online music division operates and will continue to operate in the near term at a loss and burn net cash due to significant investments to expand its service capabilities and ensure worldwide growth.

ROXIO, INC.

We have never held derivative financial instruments. We do not currently hold any variable interest rate debt other than our revolving line of credit. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold derivative financial instruments in the future.

Cash Flows

Cash flows from Operating Activities

Net cash used in operating activities in the six months ended September 30, 2004 was $7.6 million due to a net loss of $18.0 million offset by non-cash charges and changes in operating assets and liabilities. Non-cash charges primarily included $5.8 million of depreciation, amortization and stock-based compensation, offset by the $1.9 million gain on sale of our GoBack divestiture and other assets. Changes in operating assets and liabilities primarily consisted of a $2.3 million decrease in trade accounts receivable from cash receipts, utilization of $2.2 of prepaid content advances and an increase of $2.1 million in deferred revenues due to growth of the online music business.

Net cash used in operating activities was $15.1 million for the six months ended September 30, 2003, primarily due to a net loss of $12.3 million (which included a gain on the sale of our GoBack product line of $10.6 million), net $6.4 million of non-cash related expenses for depreciation, amortization, stock based compensation and loss on retirement of assets, a $4.8 million decrease in accounts receivable due to our improved collections during the first half of fiscal 2004, a $5.8 million decrease in accounts payable and accrued liabilities primarily due to timing of our customers’ payments, and a $1.2 million decrease in income taxes payable primarily due to cash paid for income taxes.

Roxio expects to continue to use cash for operations as we continue to invest in online music features and services as a result of our planned expansion of the online music business.

Cash flows from Investing Activities

Net cash used in investing activities was $8.7 million in the six months ended September 30, 2004, primarily as a result of $12.2 million of cash used to purchase to short-term investments, $213,000 of purchases of property and equipment, offset by $2.8 million received from final installment from the sale of our GoBack product line and $1.0 million received from the release of our restricted cash.

Net cash used by investing activities was $7.0 million in the six months ended September 30, 2003, primarily as a result of $14.5 million used to purchase Napster LLC, formerly known as Pressplay, $2.9 million used to purchase capital equipment, $4.5 million used to purchase short-term investments, slightly offset by proceeds of $4.8 million from the sales and maturities of our marketable securities and $10.3 million received from the sale of our GoBack product line.

We expect investment activities to continue to provide funds as we release short-term investments to pay for the investments in the online music division.

Cash flows from Financing Activities

Net cash provided by financing activities was $35,000 for the six months ended September 30, 2004, primarily as a result of $461,000 of net proceeds from the exercise of stock options and the employee stock purchase plan, offset by $427,000 of principal cash payments made on our capital lease obligations.

Net cash provided by financing activities was $21.8 million for the six months ended September 30, 2003, primarily as a result of $20.5 million of net proceeds from the issuance of common stock through a private equity financing in June 2003, $1.3 million of net proceeds from the exercise of stock options and the employee stock purchase plan, $305,000 from proceeds of short term borrowings, slightly offset by $302,000 of principal cash payments made on our capital lease obligations.

Litigation

Litigation associated with corporate and the online music division

Roxio and Napster LLC have been notified by a number of companies that the Pressplay and Napster online music distribution services may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by Napster, LLC to these entities. The amount of money, if any, necessary to settle these claims cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against Roxio and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549 alleging infringement of certain of their patents by the Napster service. The case is at an early stage and the outcome cannot be predicted with any certainty.

ROXIO, INC.

Roxio is a party to other litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Roxio believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

Litigation associated with CSD

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Roxio estimates that at the low end of the range, there may not be any additional payments required to settle the pending MGI Software related-claims. The upper end of the range cannot be reasonably estimated at this time. Roxio has accrued $2.5 million for possible litigation settlements, of which 2.4 million was recorded as part of the purchase price allocation of MGI Software. Because no amount in the range is more likely than any other to be the actual amount of any settlement, and because there have been no specific triggering events related to these possible claims, Roxio has not adjusted the original provision. The amount, if any, necessary to settle patent claims related to Roxio’s products cannot be determined at this time.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. The patent at issue in the case has expired, and Roxio intends to continue to defend the action. Because the case is not active, the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima Technology Corporation filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx alleging infringement of certain of their patents by our Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. We believe the claims are without merit and intend to defend ourselves vigorously. On February 20, 2004, we filed a countersuit against Optima Technology Corporation alleging infringement of certain of our patents by their CD-R Access Pro product. We are seeking unspecified damages and injunctive relief. We recently obtained a favorable ruling of the court on the definition of certain key terms in the claims of Optima’s patent.

All litigation matters associated with CSD will be assumed by Sonic upon closing of the sale of CSD to Sonic.

Recent Accounting Pronouncements

On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which was amended on October 13, 2004, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the vesting period. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use. The recommended effective date of the proposed standard for public companies is for fiscal periods beginning after June 15, 2005. Roxio has not completed its assessment of the impact of the proposed standard on its financial condition and results of operations.

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01. The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115 and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

ROXIO, INC.

RISK FACTORS

You should carefully consider the risks described below and the other information in this annual report. Our business, financial condition or operating results could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to the occurrence of any of these risks.

Risks Relating to the Proposed Sale of Our Consumer Software Products Business

If we fail to complete the sale of our consumer software products business, our business may be harmed.

We plan to sell all of the assets related to our consumer software products business to Sonic Solutions. We cannot assure you that the sale of our consumer software products business will be completed. As a result of our announcement of the sale of our consumer software products business, third parties may be unwilling to enter into material agreements with respect to our consumer software products business. New or existing customers may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because the customers perceive that such new relationships are likely to be more stable. If we fail to complete the proposed sale, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations and financial condition. In addition, if we fail to complete the proposed sale, we will retain and continue to operate the consumer software products business and we will continue to assess the feasibility of available alternatives, including other disposition alternatives that may arise, if any. In this event, we would likely require additional financing to operate our business. In addition, under the terms of the asset purchase agreement, under certain circumstances we may be obligated to pay Sonic Solutions a termination fee of $2.4 million plus Sonic Solutions’ reasonable related costs, fees and expenses.

Selling our consumer software products business will constitute a sale of substantially all of our historical operating assets.

Since May 19, 2003, our consumer software products business has accounted for the majority of our revenues, and prior to that, our consumer software products business accounted for substantially all of our revenues. Upon consummation of the sale of our consumer software products business, all of our revenues will be generated by our online music distribution business. We have limited experience in the highly competitive online music distribution business and cannot assure you that we will be successful in operating and growing such business. If we are not successful in operating and growing our online music distribution business, our business, results of operations and financial condition will be adversely affected.

The completion of the sale of our consumer software products business is subject to a number of closing conditions, and the failure to satisfy any of these closing conditions may make it impossible to complete the sale of our consumer software products business.

Under Delaware Law, the sale of the consumer software products business is deemed the sale of substantially all of our assets, requiring the approval of the majority of our stockholders. We are soliciting stockholder approval at our upcoming annual meeting of stockholders. Because the sale of the consumer software products business will constitute a significant change in our business strategy, some of our stockholders may choose to vote against the transaction, which could make it impossible to obtain majority stockholder approval and to close the sale of our consumer software products business to Sonic Solutions.

The sale of the consumer software products business is subject to our obtaining consents of various third parties. We cannot assure you that we will be able to obtain these approvals or consents in a timely manner or at all. Because the asset purchase agreement contains a deadline for the closing of the transaction and because these approvals and consents are necessary conditions to the closing of the transaction, a substantial delay in obtaining any of these approvals or consents, or failure to obtain any such approval or consent may make it impossible to complete the sale of our consumer software products business.

In addition, the sale of the consumer software products business is subject to other closing conditions including, among others, the accuracy of representations and warranties given by us to Sonic Solutions as of the closing date of the transaction, performance of obligations under the asset purchase agreement by us and by Sonic Solutions and the absence of a material adverse effect with respect to us or our consumer software products business. We may not be able to ensure that all of such closing conditions are met, and the failure to do so may make it impossible to complete the sale of our consumer software products business.

ROXIO, INC.

If we are unable to complete the sale of our consumer software products business, we may, under certain circumstances be liable to Sonic Solutions for a termination fee of $2.4 million plus expenses.

If we and Sonic Solutions are unable to close this acquisition, the terms of the asset purchase agreement provide that, under certain circumstances, we may be liable to Sonic Solutions for a termination fee of $2.4 million and reasonable related costs, fees and expenses of Sonic Solutions, which may have a material adverse effect on our business, results of operations and financial condition. The circumstances under which we would be liable to Sonic Solutions for a termination fee of $2.4 million plus costs, fees and expenses include termination of the asset purchase agreement:

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

The purchase price for our consumer software products business is subject to adjustment, and we may receive less proceeds than we expect.

Under the asset purchase agreement, the purchase price will be reduced by the amount the net tangible working capital (as defined in the asset purchase agreement) of the consumer software products business as of the closing date is less than the net tangible working capital of the consumer software products business as of March 31, 2004. In addition, the purchase price is subject to additional adjustments based on certain reserves and channel inventory levels. To the extent the purchase price is reduced, we will have less cash available to operate the online music distribution business. If we are required to seek additional financing, such financing may not be available on acceptable terms, if at all.

The asset purchase agreement will expose us to contingent liabilities.

Under the asset purchase agreement, we have retained various liabilities relating to the consumer software products business and have agreed to indemnify Sonic Solutions under certain circumstances, if we have breached our representations and warranties contained in the asset purchase agreement and for other matters, including all liabilities retained by us under that agreement. For example, an indemnification claim by Sonic Solutions might result if we breach or default on any of our representations about the assets comprising our consumer software products business. Under the terms of the asset purchase agreement, if claims in excess of $1.0 million are made by Sonic Solutions, we may be required to expend significant cash resources in defense and settlement of such claims, which may adversely affect our business, results of operations and financial condition.

Management could spend or invest the proceeds from the sale of our consumer software products business in ways with which our stockholders may not agree.

Our management could spend or invest the proceeds from the sale of our consumer software products business in ways with which our stockholders may not agree. We currently intend to invest the proceeds from the sale of our consumer software products business into our online music distribution business. The investment of these proceeds may not yield a favorable return. Furthermore, because our online music distribution business is evolving, in the future we may discover new opportunities that are more attractive. As a result, we may commit resources to these alternative market opportunities. If we change our business focus, we may face risks that are different from the risks currently associated with our online music distribution business.

Risks Relating to Our Online Music Services Business

Our online music services initiatives have a limited operating history and a history of losses and may not be successful.

On May 19, 2003 we acquired substantially all of the ownership interest of Napster, LLC (f/k/a Pressplay). We used the Pressplay-branded service as a technology platform to roll-out our online music services division in October 2003. The business models, technologies and market for online music services are new and unproven. Prior to our acquisition of Napster, LLC, consumer adoption and usage of the Pressplay-branded service had not been significant. You should consider the online music distribution business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. Napster has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and may experience net losses thereafter. No assurance can be made that our Napster business will ever contribute net income to our statement of operations. If our Napster business is not successful, our business and business prospects could be harmed. Napster, LLC (f/k/a Pressplay) has incurred cumulative losses of approximately $52.6 million from inception (April 2001) through May 19, 2003, and approximately $63.2 million from May 20, 2003 through September 30, 2004.

ROXIO, INC.

The success of our online music service depends upon our ability to add new subscribers.

We cannot assure you that we will be able to attract new subscribers to the Napster service or that existing subscribers will continue to subscribe. Existing subscribers may cancel their subscriptions to the Napster service for many reasons, including a perception that they do not use the services sufficiently, that the service does not provide enough value relative to our competition, or availability of content. If we do not continue to increase the total number of subscribers each quarter, our operating results will be adversely impacted.

Our online music distribution business has lower margins than our consumer software products business.

Costs of our online music distribution business as a percentage of the revenue generated by that business are higher than those of consumer software products business. The cost of third party content, in particular, is a substantial portion of revenues we receive from subscribers and end users and is unlikely to decrease significantly over time as a percentage of revenue. We expect this trend will continue to negatively impact our overall gross margins as our online music distribution business increases as a percentage of our total revenue or, if we successfully complete the sale of our consumer software products business, becomes our sole source of revenue, which may affect our ability to regain profitability.

We cannot provide assurances that the usage of the Napster brand will increase revenues.

Customers may not associate the Napster brand with a paid service model. If the Napster brand fails to attract new customers, our revenues and business will suffer, and we may need to incur additional marketing expenditures to compensate for such failure.

We face significant competition from traditional retail music distributors, from emerging paid online music services delivered electronically such as ours, and from “free” peer-to-peer services.

Our paid online music services face significant competition from traditional retail music distributors such as Tower Records as well as online retailers such as Amazon.com. These retailers may include regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order, record clubs, independent operators and online physical retail music distributors, some of which have greater financial and other resources than we do. To the extent that consumers choose to purchase media in non-electronic formats, it may reduce our sales, reduce our gross margins, increase our operating expenses and decrease our profit margins in specific markets.

Our online music services competitors include Apple Computer’s iTunes Music Store, Listen.com, the provider of the Rhapsody service and a subsidiary of RealNetworks, Inc., Yahoo!, which recently announced a proposed purchase of MusicMatch, Sony Connect, Walmart.com, FYE, Microsoft’s MSN Music service and online music services powered by MusicNet such as AOL Music and Virgin. Internationally we currently compete with OD2 and Puretracks as well as with a number of the other competitors described above.

Our online music services also face significant competition from “free” peer-to-peer services, such as KaZaA, Morpheus, Grokster and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. The legal status of these “free” services is uncertain, because although some courts have found that these services violate copyright laws, other courts have found that these same services do not violate any copyright laws, particularly in the case of Grokster. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.

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

ROXIO, INC.

Online music distribution services in general are new and rapidly evolving and may not prove to be a profitable or even viable business model.

Online music distribution services are a relatively new business model for delivering digital media over the Internet. It is too early to predict whether consumers will accept, in significant numbers, online music services and accordingly whether the services will be financially viable. If online music distribution services do not prove to be popular with consumers, or if these services cannot sustain any such popularity, our business and prospects would be harmed.

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

ROXIO, INC.

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

ROXIO, INC.

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

Risks Relating to Our Business in General

We experience fluctuations in our quarterly operating results, which may cause our stock price to decline.

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of new product and service introductions and our ability to transition between product versions;

•	seasonal fluctuations in sales of our prepaid cards as well as other products and services;

•	potential declines in selling prices as a result of competitive pressures;

•	changes in the mix of our revenues represented by our various services;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as the music industry, on which we are particularly dependent;

•	foreign currency exchange rate fluctuations;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses;

•	expenses incurred in connection with the development of our online music distribution service.

Additionally, if we are unable to complete the sale of our consumer software products business, factors that could affect our quarterly operating results include:

•	product returns upon the introduction of new product versions and pricing adjustments for our distributors;

•	adverse changes in the level of economic activity the PC, drive or digital still or video camera manufacturing industries;

•	changes in the timing of product orders due to unexpected delays in the introduction of our customers’ products, due to lifecycles of our customers’ products ending earlier than expected or due to market acceptance of our customers’ products; and

•	timely and accurate reporting to us by our OEM customers of units shipped.

ROXIO, INC.

We depend on key personnel who do not, or may not continue to work for us.

Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Christopher Gorog, Nand Gangwani, Brad Duea and Laura Goldberg. The loss of the services of these or other key officers, employees or third parties could harm our business. If any of these individuals were to leave our company, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

If we fail to manage expansion effectively, we may not be able to successfully manage our business, which could cause us to fail to meet our customer demand or to attract new customers, which would adversely affect our revenue.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We plan to continue to increase the scope of our online music distribution operations domestically and internationally. In addition, we plan to continue to hire a significant number of employees this year for our online music distribution service. This anticipated growth in future operations will place a significant strain on our management resources.

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

Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total amortization of acquired intangible and purchased technology assets was $1.2 million in the six months ended September 30, 2004. Additional acquisitions and any additional impairment of the value of purchased assets could have a significant negative impact on future operating results.

A significant portion of our revenues is derived from international revenues. Economic, political, regulatory and other risks associated with international revenues and operations could have an adverse effect on our revenues.

Because we operate worldwide, our business is subject to risks associated with doing business internationally. International net revenues have not accounted for a significant percentage of our net revenues to date. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues as we expand our Napster service abroad. Accordingly, our future revenues could decrease based on a variety of factors, including:

•	changes in foreign currency exchange rates;

•	seasonal fluctuations in sales of our prepaid cards as well as other products and services;

•	changes in a specific country’s or region’s political or economic condition, particularly in emerging markets;

•	unexpected changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

ROXIO, INC.

•	trade protection measures and import or export licensing requirements;

•	potentially adverse tax consequences;

•	difficulty in managing widespread sales operations; and

•	less effective protection of intellectual property.

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

ROXIO, INC.

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

On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” which was amended on October 13, 2004. This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption, plus unvested awards at the date of adoption, be expensed over the vesting period. In addition, the proposed statement encourages companies to use the “binomial” approach to value stock options, which differs from the Black-Scholes option pricing model that we currently use. The recommended effective date of the proposed standard for public companies is for fiscal periods beginning after June 15, 2005. Roxio has not completed its assessment of the impact of the proposed standard on its financial condition and results of operations.

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

ROXIO, INC.

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

ROXIO, INC.

If we are unable to complete our assessment as to the adequacy of its internal control over financial reporting as of March 31, 2005 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of Roxio’s common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that we will not comply with all of the requirements imposed by Section 404. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of SEC 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance its operations.

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

If we are unable to complete the sale of our consumer products software business, and subsequently repatriate cash from our foreign subsidiaries, we will incur additional income taxes that could negatively impact our results of operations and financial position.

If we are unable to complete the sale of our consumer products software business, a portion of our cash and cash equivalents will be held by one or more of our foreign subsidiaries. If, in such case, we need additional cash to acquire assets or technology or to support our operations in the United States, we may be required to repatriate some of our cash from these foreign subsidiaries to the United States. We are likely to incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position. Recently, we began a corporate restructuring to close certain of our overseas operations. We cannot assure you that such restructuring efforts will not result in additional tax liability as cash is repatriated to the United States in connection with such restructuring.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of November 4, 2004, we had outstanding 34,799,790 shares of common stock of which 33,684,399 shares are freely tradable and

ROXIO, INC.

1,099,626 shares are currently in the process of being registered on Form S-3. The remaining 15,765 shares of common stock outstanding are “restricted securities” as defined in Rule 144 held by our “affiliates” (as those terms are defined in Rule 144 under the Securities Act). These restricted securities may be sold in the future pursuant to registration statements filed with the SEC or without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. Pursuant to the terms of a common stock purchase agreement with Best Buy Enterprise Services, up to an additional 3,925,374 shares may be sold in separate closings on July 17, 2005 and December 17, 2005.

As of November 4, 2004, there was an aggregate of 7,152,211 shares of common stock issuable upon exercise of outstanding stock options and warrants, including 7,052,211 shares issuable upon exercise of options outstanding under our option plans, and 100,000 shares of common stock issuable upon exercise of an outstanding warrant issued to the trustee in the Napster bankruptcy in connection with our acquisition of the Napster assets. We may register additional shares in the future in connection with acquisitions, compensation or otherwise. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2004. Our cash equivalents are invested in money market funds, commercial paper and municipal securities, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities.

	Maturing in
	Less than One Year	More than One Year	Total	Estimated Fair Value
	(Dollars in thousands)
Short-term investments	$28,160	$12,440	$40,600	$40,600
Weighted-average interest rate	2.03%	4.79%

ROXIO, INC.

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

Exchange rate risk

We develop our software in the United States, Canada and Europe, and sell it in North America, Europe, the Pacific Rim and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. For our foreign subsidiaries, whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using period-end exchange rates and translate revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income and have not been significant for all periods presented.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 30, 2004 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

In connection with this evaluation, our management identified no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require us to include an internal control report in our Annual Report on Form 10-K for the year ended March 31, 2005 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

We acknowledge our responsibility for establishing and maintaining internal controls over financial reporting and seek to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate internal controls over financial reporting since the beginning of fiscal 2005. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a

ROXIO, INC.

detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe our process for documenting, evaluating and monitoring internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

We have recently commenced testing of our internal controls. Our documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting, none of which are material weaknesses or significant deficiencies, that we are in the process of remediating. Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent auditor’s, conclusions at March 31, 2005 with respect to the effectiveness of our internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ROXIO, INC.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Roxio and Napster LLC have been notified by a number of companies that the Pressplay and Napster online music distribution services may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by Napster, LLC to these entities. The amount of money, if any, necessary to settle these claims cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against Roxio and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549 alleging infringement of certain of their patents by the Napster service. The case is at an early stage and the outcome cannot be predicted with any certainty.

Roxio is a party to other litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Roxio believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

Litigation associated with CSD

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. Roxio estimates that at the low end of the range, there may not be any additional payments required to settle the pending MGI Software related-claims. The upper end of the range cannot be reasonably estimated at this time. Roxio has accrued $2.5 million for possible litigation settlements, of which 2.4 million was recorded as part of the purchase price allocation of MGI Software. Because no amount in the range is more likely than any other to be the actual amount of any settlement, and because there have been no specific triggering events related to these possible claims, Roxio has not adjusted the original provision. The amount, if any, necessary to settle patent claims related to Roxio’s products cannot be determined at this time.

On April 23, 2002, Electronics for Imaging and Massachusetts Institute of Technology filed action against 214 companies in the Eastern District of Texas, Case No. 501 CV 344, alleging patent infringement. Roxio and MGI Software are named as defendants in that action, along with some of their customers. The patent at issue in the case has expired, and Roxio intends to continue to defend the action. Because the case is not active, the outcome cannot be predicted with any certainty.

On December 12, 2003, Optima Technology Corporation filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx alleging infringement of certain of their patents by our Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. We believe the claims are without merit and intend to defend ourselves vigorously. On February 20, 2004, we filed a countersuit against Optima Technology Corporation alleging infringement of certain of our patents by their CD-R Access Pro product. We are seeking unspecified damages and injunctive relief. We recently obtained a favorable ruling of the court on the definition of certain key terms in the claims of Optima’s patent.

All litigation matters associated with CSD will be assumed by Sonic upon the closing of the sale of CSD to Sonic.

ROXIO, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2004.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a)	Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this quarterly report.

ROXIO, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROXIO, INC. (Registrant)

Date: November 9, 2004

	By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer)

	By:	/s/ NAND GANGWANI
Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

ROXIO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002. (1)

2.2	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003. (2)

2.3	Asset Purchase Agreement between the Company and Sonic Solutions, dated August 9, 2004. (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant (5)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (6)

4.1	Form of Common Stock certificate of the Registrant (5)

4.2	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (7)

4.3	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (6)

4.4	Warrant Agreement between the Registrant and Napster, Inc. dated November 27, 2002 (1)

4.5	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (8)

4.6	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (5)

4.7	Form of Purchase Agreement dated as of January 13, 2004 by and between Roxio and certain Purchasers set forth on the signature page thereto (9)

4.8	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (10)

4.9	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (10)

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 10, 2004.
(4)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.

ROXIO, INC.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.