Form 10-K/A
period 2004-03-31
ROXIO INC
filed 2004-11-15
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

ROXIO, INC.

INDEX TO AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

i

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A for the fiscal year ended March 31, 2004 (this “Amendment No. 2”) for Roxio, Inc. (the “Company”) is being filed to amend and restate the items described below contained in the Company’s Annual Report on Form 10-K originally filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2004 (the “Original Form 10-K”). For the convenience of the reader, the Company has included in this Amendment No. 2 all other disclosures contained in its Original Form 10-K and in Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on July 29, 2004 (“Amendment No. 1”), which was filed solely for the purpose of disclosing the information required by Items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K.

On November 2, 2004, the Audit Committee of the Board of Directors of the Company determined that the valuation of a warrant issued in May 2002 and the purchase accounting related to the acquisition of MGI Software in January 2002 should be corrected. The revisions will increase fiscal 2003 net losses from the software division by $1.7 million and decrease fiscal 2002 net income from the software division by $123,000. These revisions will have no impact on the statements of operations or cash flows for fiscal 2004.

The valuation of the warrant is being corrected in fiscal 2002 for an inadvertent miscalculation that had previously been corrected in fiscal 2003, but should have been corrected in fiscal 2002.

The purchase accounting for MGI Software is being adjusted for two items. First, the value of Roxio shares issued to MGI Software should be based on the average of the closing prices of the Company’s common stock on NASDAQ for the two trading days immediately preceding through the two trading days immediately following, the execution and announcement of the agreement under which the Company acquired MGI Software Corp. Second, certain items previously recorded as an adjustment to goodwill in fiscal 2003 should instead be recorded as period charges and revenue reductions in fiscal 2002 and 2003.

In order to correct the valuation of the warrant and the purchase accounting related to MGI Software, this Amendment No. 2 amends and restates:

•	Part II, Item 3: Legal Proceedings;

•	Part II, Item 6: Selected Historical Financial Data;

•	Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II, Item 8: Financial Statements and Supplementary Data to amend the Company’s Consolidated Balance Sheets as of March 31, 2004 and 2003, the Consolidated Statements of Operations for the fiscal years ended March 31, 2003 and 2002, the Consolidated Statements of Changes in Owner’s Net Investment/Stockholders’ Equity for the years ended March 31, 2004, 2003 and 2002 and the related Notes to Condensed Consolidated Financial Statements, as more fully described in Note 16 to the Consolidated Financial Statements; and

•	Part II, Item 9a: Controls and Procedures.

This Amendment No. 2 sets forth the complete text of each item of the Original 10-K, including the information disclosed in Amendment No. 1 and the amended and restated items listed above, and includes as Exhibits 31 and 32 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 2 does not reflect events occurring after the filing of the Original Form 10-K on June 14, 2004, or modify or update the disclosures presented in the Original Form 10-K and Amendment No. 1, except to reflect the corrections described above. Accordingly, this Amendment No. 2 should be read in conjunction with our filings made subsequent to the filing of the Original Form 10-K other than Amendment No. 1 which is included herein.

Additional detail regarding the restatements is included in Note 16 of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Amendment No. 2.

ii

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

iii

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

ITEM 3.     LEGAL PROCEEDINGS

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturer (“OEMs”) customers that the OEMs have been approached by certain of these companies regarding possible patent infringement related to certain Roxio and MGI Software products that these OEMs bundle with their respective computer products. During the fiscal year ended March 31, 2003, Roxio settled one of these claims for cash payments totaling approximately $600,000. Roxio estimates that the low end of the range of the cost to settle the remaining MGI Software-related claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has $2.5 million accrued related to the settlement of these claims, of which $2.4 million was recorded as part of the purchase price allocation of MGI Software. The amount, if any, necessary to settle patent claims related to Roxio’s software products cannot be determined at this time.

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

ITEM 6.     SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial data of Roxio reflect our historical operating results and balance sheet data. Our consolidated statement of operations data set forth below for the years ended March 31, 2004, 2003, 2002, 2001 and 2000 and the consolidated balance sheet data as of March 31, 2004, 2003, 2002, 2001 and 2000 are derived from audited consolidated financial statements. The audited consolidated statement of operations for the years ended March 31, 2004, 2003 and 2002 and the audited consolidated balance sheet as of March 31, 2004 and 2003 are included elsewhere in this annual report. This selected historical consolidated financial data should be read in conjunction with those financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere in this annual report. The following selected consolidated financial data as of March 31, 2004 and 2003 and for the fiscal years ended March 31, 2003 and 2002 has been restated to reflect adjustments related to the valuation of a warrant issued in May 2002 and the purchase accounting related to the acquisition of MGI Software in January 2002 as described in Note 16 of the Notes to Consolidated Financial Statements included in this Form 10-K/A.

The following selected financial information has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of our future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and related notes included elsewhere in this Amendment No. 2 to Annual Report on Form 10-K/A. In addition, the financial information for the fiscal years ended March 31, 2000 and 2001 and part of the fiscal year ended March 31, 2002 was carved out from Adaptec’s consolidated financial statements and thus, did not necessarily reflect what our financial position and operating results would have been had we operated as a separate, stand-alone entity during these fiscal years. The following selected consolidated financial data as of March 31, 2004, 2003 and 2002 and for the years ended March 2003 and 2002 has been restated to reflect the adjustments described in Note 16 of the Notes to the Consolidated Financial Statements included in this Form 10-K/A.

	2004	2003	2002	2001	2000
	(in thousands, except per share data)
		(as restated)	(as restated)
Consolidated Statement of Operations Data:
Net revenues	$99,296	$119,427	$141,471	$121,908	$77,791
Cost of revenues	36,316	34,148	30,628	27,553	16,971

Gross profit	62,980	85,279	110,843	94,355	60,820
Operating expenses:
Research and development	31,142	21,582	21,637	17,532	13,917
Sales and marketing	42,625	41,255	49,247	34,560	18,548
General and administrative	23,994	27,143	19,327	15,392	9,716
Restructuring charges	10,417	882	—	—	—
Amortization of other intangible assets	2,803	3,610	4,672	12,515	5,639
Stock-based compensation charges(1)	2,073	2,619	7,427	4,865	149
Write-off of acquired in-process research and development(2)	—	—	1,110	—	3,393

Total operating expenses	113,054	97,091	103,420	84,864	51,362

Income (loss) from operations	(50,074)	(11,812)	7,423	9,491	9,458
Gain on sale of GoBack product line	10,622	—	—	—	—
Other income, net	(15)	471	1,285	—	—

Income (loss) before provision for income taxes	(39,467)	(11,341)	8,708	9,491	9,458
Provision for income taxes	4,946	309	6,482	5,921	4,288

Net income (loss)	$(44,413)	$(11,650)	2,226	$3,570	$5,170

Net income (loss) per share:
Basic	$(1.62)	$(0.60)	$0.13	$0.22	$0.31

Diluted	$(1.62)	$(0.60)	$0.13	$0.22	$0.31

Weighted average shares used in computing net income (loss) per share:
Basic	27,496	19,477	17,216	16,500	16,500

Diluted	27,496	19,477	17,518	16,500	16,500

(1)

For the fiscal year ended March 31, 2004, stock based compensation charges totaled $2.1 million, of which $38,000 relates to cost of revenues, $561,000 relates to research and development activities, $503,000 relates to sales and marketing activities and $971,000 relates to general and administrative activities. For the fiscal year ended March 31, 2003, stock based compensation charges totaled $2.6 million, of which $49,000 relates to cost of revenues, $715,000 relates to research and development activities, $796,000 relates to sales and marketing activities and $1.1 million relates to general and administrative activities. For the fiscal year ended March 31, 2002, stock based compensation charges totaled $7.4 million, of which $103,000 relates to cost of revenues, $1.5 million relates to research and development activities, $3.5 million relates to sales and marketing activities and $2.3 million relates to general and administrative activities. For the fiscal year ended March 31, 2001, stock based compensation charges totaled $4.9 million, of which $45,000 relates to cost of revenues, $3.1 million relates to research and development activities, $570,000 relates to sales and marketing activities and $1.2 million relates to general and administrative activities. For the fiscal year ended March 31, 2000, stock based compensation charges totaled $149,000 relating to research and development activities.

(2)	The consolidated statement of operations data for the fiscal year ended March 31, 2002 includes results of operations of MGI Software Corp. from January 31, 2002 through March 31, 2002. The acquisition of MGI Software Corp. resulted in a write-off of acquired in-process research and development of $1.1 million. The consolidated statement of operations data for the fiscal year ended March 31, 2000 includes results of operations of CeQuadrat GmbH from July 1, 1999 and Wild File, Inc. from March 11, 2000. The acquisitions of CeQuadrat GmbH and Wild File, Inc. resulted in write-offs of acquired in-process research and development of $3.0 million and $377,000, respectively.

	2004	2003	2002	2001	2000
	(As restated)	(As restated)	(As restated)
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$35,373	$45,451	$53,404	$14,919	$6,542
Total assets	201,987	157,134	162,836	70,774	68,238
Long-term obligations	68	5,490	921	—	—
Total owner’s net investment/stockholders’ equity	143,020	114,831	121,390	40,617	44,748

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

The following discussion and analysis of our financial condition and results of operations have been revised to reflect the corrections of the valuation of a warrant issued in May 2002 and the purchase accounting related to the acquisition of MGI Software in January 2002 described in Note 16 of the Notes to Consolidated Financial Statements included in this Form 10-K/A. Other than the revisions described in the preceding sentence, the following discussion and analysis do not reflect any information or events subsequent to March 31, 2004.

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

In January 31, 2002, Roxio acquired all of the outstanding shares and assets of MGI Software Corp. (“MGI Software”), a Canadian company that developed Internet imaging products and digital video and photography solutions, in a two step asset and stock acquisition. Roxio’s primary reason for acquiring MGI Software was to expand its product offerings. Roxio issued approximately 2.2 million shares of its common stock with a value of $31.9 million in exchange for all of the outstanding shares of MGI Software. This acquisition was accounted for as a purchase and MGI Software’s results of operations are included in our financial statements from the date of acquisition.

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

Investments in non-consolidated company.    We have made an investment in an early stage private company, YesVideo. This investment is accounted for under the cost method, as we do not have the ability to exercise significant influence over this company’s operations. We periodically monitor this investment for impairment and will record a reduction in carrying values if and when necessary. The evaluation process is based upon information that we request from this privately held company. This information is not subject to the same disclosure regulations as U.S. public companies, and as such, the basis for this evaluation is subject to the timing and accuracy of the data received from this company. As part of the evaluation process, the review includes, but is not limited to, a review of YesVideo’s cash position, recent financing activities, financing needs, earnings/

revenue outlook, operational performance, management/ownership changes and competition. If we determine that the carrying value of YesVideo is at an amount above fair value, or if YesVideo completes a financing based upon a valuation significantly lower than our initial investment, it is our policy to record a reserve and the related write-down would be recorded as an investment loss on our consolidated statements of operations. Estimating the fair value of non-marketable equity investments in early-stage technology companies is inherently subjective and may contribute to significant volatility in our reported results of operations.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net revenues for the periods indicated:

	As a Percentage of Net Revenues
	For the Year Ended March 31,
	2004	2003	2002
		(As restated)	(As restated)
Net revenues :
Consumer software	88%	100%	100%
Online music	12%	—	—

Total net revenues	100%	100%	100%
Cost of revenues:
Consumer software	24%	27%	21%
Online music	11%	—	—
Amortization of purchased technologies	2%	2%	1%

Total cost of revenues	37%	29%	22%

Gross profit	63%	71%	78%

Operating expenses:
Research and development	31%	18%	15%
Sales and marketing	43%	35%	35%
General and administrative	24%	23%	14%
Restructuring charges	11%	—	—
Amortization of intangible assets	3%	3%	3%
Stock-based compensation charges	2%	2%	5%
Write-off of acquired in-process research and development	—	—	1%

Total operating expenses	114%	81%	73%

Income (loss) from operations	(51%)	(10%)	5%
Gain on sale of GoBack product line	11%	—	—
Other income (loss), net	—	—	1%

Income (loss) before provision for income taxes	(40%)	(10%)	6%
Provision for income taxes	5%	0%	4%

Net income (loss)	(45%)	(10%)	2%

Comparison of Years Ended March 31, 2004, 2003 and 2002

Net Revenues

The following table sets forth, for the periods indicated, our retail revenues, OEM revenues, and online music revenues (in thousands and as a percentage of net revenues):

	For the Year Ended March 31,			As a Percentage of Net Revenues For the Year Ended March 31,
	2004	2003	2002	2004	2003	2002
		(As restated)	(As restated)
Retail revenues	$61,668	$85,571	$83,930	62%	72%	59%
OEM revenues	25,664	33,856	57,541	26%	28%	41%
Online music revenues	11,964	—	—	12%	—	—

Net revenues	$99,296	$119,427	$141,471	100%	100%	100%

Retail Revenues

Retail revenues consist of sales to distributors and direct sales to end-users. Retail revenues decreased 28% or $23.9 million in fiscal 2004 from fiscal 2003. This decrease is due to the divestiture of our GoBack product line which resulted in a decrease of $4.8 million, an increase in provision for expected returns of $3.9 million, mostly attributable to Easy CD & DVD Creator 6 product returns resulting from the version 7 release, and the remainder of the decrease is primarily due to fewer new version releases of our software products in fiscal 2004 as compared to fiscal 2003.

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

International Revenues

International revenues accounted for approximately $36.1 million or 36% of net revenues in fiscal 2004 and $58.3 million or 49% of net revenues in fiscal 2003. For both years, the decrease in international revenues is primarily due to declining OEM sales and increased competition for our retail software products. International revenue for fiscal year 2002 is impractible to obtain. We anticipate that in the future international revenues will not fluctuate significantly as a percentage of our total sales.

Gross Margin

The following table sets forth, for the periods indicated, our consumer software gross margin and online music gross margin as a percentage of net revenues:

	As a Percentage of Net Revenues For the Year Ended March 31,
	2004	2003	2002
		(As restated)	(As restated)
Consumer software	70%	71%	78%
Online music	12%	—	—

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

Gross margin for the consumer software division decreased slightly to 70% in fiscal 2004 from 71% in fiscal 2003. The decrease in the margin was primarily a result of the change in sales mix to a higher percentage of retail sales, which carry a lower margin, and a lower percentage of product licensing sales to OEMs, which carry a higher margin, and a four percentage point increase in the cost of royalty expenses. These gross margin increases were partially offset by a decrease of one percentage point in standard costs on our retail products and a decrease of two percentage points in reduced technical support costs.

Gross margin for the consumer software division decreased to 71% in fiscal 2003 from 78% in fiscal 2002. The decrease in the margin was primarily a result of the change in sales mix to a higher percentage of retail sales, which carry a lower margin, and a lower percentage of product licensing sales to OEMs, which carry a higher margin, increases in the cost of technical support services and royalty expenses and increased amortization of purchased technologies in fiscal 2003 as a percentage of cost of revenues. We believe that our gross margin percentage for the software division will increase slightly in the future as a result of restructuring efforts in fiscal 2004 that have improved our gross margins going forward.

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

The following table sets forth, for the periods indicated, our operating costs (in thousands and as a percentage of net revenues):

	For the Year Ended March 31,			As a Percentage of Net Revenues For the Year Ended March 31,
	2004	2003	2002	2004	2003	2002
		(As restated)	(As restated)		(As restated)	(As restated)
Research and development	$31,142	$21,582	$21,637	31%	18%	15%
Sales and marketing	42,625	41,255	49,247	43%	35%	35%
General and administrative	23,994	27,143	19,327	24%	23%	14%
Restructuring charges	10,417	882	—	11%	—	—
Amortization of intangible assets	2,803	3,610	4,672	3%	3%	3%
Stock-based compensation charges	2,073	2,619	7,427	2%	2%	5%
Write-off of acquired in-process research and development	—	—	1,110	—	—	1%

	$113,054	$97,091	$103,420	114%	81%	73%

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

General and administrative expenses decreased 12% to $24.0 million in fiscal 2004 from $27.1 million in fiscal 2003. General and administrative expense for the consumer software division decreased $11.7 million. This decrease is primarily a result of cost reductions due to our restructuring efforts of $5.1 million, a decrease in outside services of $1.5 million, and higher general and administrative expenses in fiscal 2003 as a result of the $4.8 million Incat legal settlement and related legal expenses. These decreases were partially offset by an increase in headcount and other related expenses of $8.6 million attributable to the online music division.

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

Stock based compensation charges were $2.1 million in fiscal 2004, $2.6 million in fiscal 2003 and $7.4 million in fiscal 2002. This expense represented 2% of net revenues in fiscal 2004, 2% in fiscal 2003 and 6% in fiscal 2002.

Stock-based compensation charges have decreased in both fiscal years, primarily due to lower amortization expenses related to stock option grants and warrants issued in fiscal 2002 which were fully amortized. In fiscal 2002, we recorded deferred stock-based compensation of $11.7 million related to the issuance of stock option grants to Roxio employees at exercise prices below fair market value at the date of grant and the re-measurement of stock options granted to Adaptec employees who became Roxio employees upon legal separation. Also, in fiscal 2002, we recorded an additional $877,000 of non-cash charges associated with stock option commitments made in the third quarter of fiscal 2001 to Adaptec employees who were projected to become Roxio employees upon legal separation. In addition, in fiscal 2002, we issued common stock and a warrant to Virgin and recorded stock-based compensation of $2.1 million in connection with this transaction. In fiscal 2003, we recorded the remaining amortization expense of $175,000 related to the issuance of common stock to Virgin and an expense reduction of $22,000 related to the re-measurement of the warrant. We believe that stock-based compensation charges will not change significantly in future periods.

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

Provision for Income Taxes.    Our effective income tax rates were (13%) in fiscal 2004, (3%) in fiscal 2003 and 74% in fiscal 2002. Our effective tax rate differs from the Federal statutory rate of 35% in fiscal years 2003 and 2002 primarily due to stock based compensation that is not deductible for tax purposes and taxes in foreign jurisdictions. Our effective tax rate differs from federal statutory rate of 35% in fiscal year 2004 primarily due to US and foreign losses to which no benefit was recognized and provision for taxes in foreign jurisdictions. We are subject to tax in jurisdictions in which we operate around the world. Our future effective tax rate will be impacted by our organizational structure and the geographic distribution of our worldwide revenue and profitability. As a result of these factors, our effective tax rate may vary in the future.

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

Net cash provided by operating activities was $9.6 million in fiscal 2003 primarily due to a net loss of $11.7 million, net non-cash related expenses of $10.9 million and a decrease in accounts receivable of $10.4 million and an increase in income taxes payable of $4.3 million. The decrease in accounts receivable was primarily due to faster collections from our major customers. These increases in cash were partially offset by a decrease in accrued liabilities of $6.6 million which was primarily due to payments related to the acquisition of MGI Software in the fourth quarter of fiscal 2002.

Net cash provided by operating activities was $24.1 million in fiscal 2002 primarily due to net income of $2.2 million, net non-cash related expenses of $15.4 million and a net increase in operating assets and liabilities of $6.4 million

Investing Activities

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

Litigation

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. During the fiscal year ended March 31, 2003, Roxio settled one of these claims for cash payments totaling approximately $600,000. Roxio estimates that the low end of the range of the cost to settle the remaining MGI Software related-claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has $2.5 million accrued related to the settlement of these claims, of which $2.4 million was recorded as part of the purchase price allocation of MGI Software. The amount, if any, necessary to settle patent claims related to Roxio’s software products cannot be determined at this time.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15 (a).

Unaudited Quarterly Results of Operations

	Three Months Ended
	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003
	(in thousands, except per share data)
Net revenues	$33,559	$18,763	$22,798	$24,176
Gross profit	$21,782	$9,861	$15,354	$15,983
Net income (loss)	$(6,565)	$(25,598)	$(11,880)	$(370)
Net income (loss) per share:
Basic	$(0.20)	$(0.92)	$(0.43)	$(0.02)
Diluted	$(0.20)	$(0.92)	$(0.43)	$(0.02)
Weighted average shares used in computing net income (loss) per share:
Basic	32,961	27,852	27,641	21,864
Diluted	32,961	27,852	27,641	21,864

	As Originally Reported				As Restated (1)
	Three Months Ended				Three Months Ended
	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002
Net revenues	$33,756	$26,430	$27,919	$32,303	$26,413	$27,752	$31,506
Gross profit	$24,615	$18,275	$20,397	$22,973	$18,258	$20,230	$22,176
Net income (loss)	$2,324	$(9,200)	$(1,848)	$(1,220)	$(9,217)	$(2,015)	$(2,017)
Net income (loss) per share:
Basic	$0.12	$(0.47)	$(0.09)	$(0.06)	$(0.47)	$(0.10)	$(0.10)
Diluted	$0.12	$(0.47)	$(0.09)	$(0.06)	$(0.47)	$(0.10)	$(0.10)
Weighted average shares used in computing net income (loss) per share:
Basic	19,498	19,422	19,480	19,506	19,422	19,480	19,506
Diluted	19,783	19,422	19,480	19,506	19,422	19,480	19,506

(1)	Refer to Note 16 of the Notes to the Consolidated Financial Statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND

   FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

On November 4, 2004, we announced that the valuation of a warrant issued in May 2001 and the purchase accounting related to the acquisition of MGI Software in January 2002 should be corrected. The revisions increased fiscal 2003 net losses from the software division by $1.7 million and decreased fiscal 2002 net income from the software division by $123,000. These revisions had no impact on the statements of operations for fiscal 2004 or for cash flows for any fiscal period reported.

Warrant Valuation

The valuation of the warrant in fiscal 2002 has been corrected for an inadvertent miscalculation that had previously been corrected in fiscal 2003, but should have been corrected in fiscal 2002. When the incorrect calculation was identified during the first quarter of fiscal 2003, we performed an analysis in accordance with SAB 99 and concluded that fiscal 2002 results were materially correct and no restatement was necessary. In connection with the later evaluation of the MGI Software purchase accounting described below, we have concluded that, in the aggregate with other fiscal 2003 differences, this item should be corrected in fiscal 2002.

MGI Software Purchase Accounting

The purchase accounting for MGI Software was corrected for two items: (1) the valuation of Roxio shares issued to MGI Software and (2) certain items previously recorded as an adjustment to goodwill in fiscal 2003 were restated to be reflected as revenue reductions and period charges in fiscal 2002 and 2003.

In accounting for the Roxio shares issued to MGI Software in January 2002 we valued the shares using the average of market values of Roxio’s common stock for the five days prior to the date of the agreement and announcement of the acquisition. In accordance with EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquiror Securities Issued in a Purchase Business Combination” we have concluded that this value should have been based upon the market prices a few days before and after the date of the execution and announcement of the agreement. Accordingly, we have revised the valuation to consider the average of the closing prices of the Company’s common stock on NASDAQ for the two trading days immediately preceding, through the two trading days immediately following, the execution and announcement of the agreement under which the Company acquired MGI Software.

Additionally, we have evaluated in detail the components of the $3.8 million adjustment recorded to the MGI Software goodwill during December 2002. This detailed evaluation led us to the conclusion that certain items adjusted to goodwill during fiscal 2003 should have been treated as revenue reductions or period charges. The impact of these items is a $1.0 million revenue reduction in each of fiscal 2003 and 2002, a $643,000 charge to operating expenses in fiscal 2003, and a $601,000 and $245,000 tax benefit in fiscal 2003 and 2002, respectively.

Internal Control Conclusions

In connection with our conclusion to restate the above items, we have also considered the internal controls in place during the fiscal years 2002 and 2003 when these items were originally recorded. According to Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” We have concluded that controls in place at that time did not adequately prevent or detect these items and, as such, there was a material weakness at that time.

We have made changes in our internal controls since fiscal 2002 and 2003 relating to the accounting for non-routine transactions such as equity issuances, acquisitions or divestitures. Specifically, prior to completing the fiscal 2004 financial statements and Annual Report on Form 10-K, we implemented additional layers of internal review over the accounting for non-routine transactions and we now require that the accounting for any material non-routine transaction be formally documented in a written memorandum that is reviewed internally and then discussed with our Chief Financial Officer and Audit Committee. We believe these internal control improvements have corrected the material weakness.

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

Information concerning our executive officers and key employees is included in Part I of this Form 10-K/A.

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

Name	Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Shares Owned
5% or Greater Stockholders
Entities affiliated with Barclays Global Investors, NA(2)	2,018,916	5.8%
Entities affiliated with Universal Music Group, Inc.(3)	1,957,262	5.6
Entities affiliated with RS Investment Management Co. LLC(4)	1,883,220	5.4
Executive Officers and Directors
Wm. Christopher Gorog(5)	1,268,383	3.5
Thomas J. Shea(6)	373,763	1.1
Nand Gangwani(7)	42,375	*
Bradford D. Duea(8)	118,649	*
Michael J. Bebel	500	*
Laura B. Goldberg(9)	9,500	*
Vernon E. Altman(10)	20,313	*
Richard J. Boyko(11)	27,781	*
Philip J. Holthouse(12)	3,125	*
Joseph C. Kaczorowski(13)	30,940	*
Brian C. Mulligan(14)	8,594	*
Robert Rodin(15)	30,940	*
All directors and executive officers as a group (11 persons)(16)	1,934,363	5.3

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person and the percentage ownership of that person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of July 23, 2004. As of July 23, 2004, there were 34,670,913 outstanding shares of common stock. The shares beneficially owned include shares that may be purchased through the Roxio 2001 Employee Stock Purchase Plan on August 15, 2004.
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

During the fiscal years ended March 31, 2004 and 2003, PricewaterhouseCoopers LLP provided various audit, audit related, tax and other services to the Company as follows:

	2004	2003
Audit fees(1)	$549,000	$477,000
Audit-related fees(2)	124,000	230,000
Tax fees(3)	177,000	332,000
All other fees(4)	28,000	21,000

Total	$878,000	$1,060,000

(1)	Audit Fees. This category includes the audit of Roxio’s annual financial statements, review of financial statements included in Roxio’s Form 10-K, quarterly reports, statutory audits required by non-U.S. jurisdictions, and services that generally only the principal auditor reasonably can provide, primarily consents and review of SEC filings for those fiscal years.
(2)	Audit-Related Fees. This category includes primarily fees related to services performed in connection with the acquisitions of Napster, LLC in May 2003 and MGI Software Corp. in January 2002.
(3)	Tax Fees. This category consists of fees billed for tax-related services, including compliance, planning, tax advice, and preparation of tax returns in certain overseas jurisdictions.
(4)	All Other Fees. This category consists of fees billed for miscellaneous other services not included in categories above.

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

See Index to Financial Statements at page F-1 of this Form 10-K/A.

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

As discussed in Note 16 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the fiscal years 2002, 2003 and 2004.

/s/    PricewaterhouseCoopers LLP

San Jose, California

June 8, 2004, except for Note 16, as to which the date is November 10, 2004.

ROXIO INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,
	2004	2003
	(As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$36,911	$34,739
Restricted cash	1,735	—
Short-term investments	28,490	18,758
Accounts receivable, net of allowance for doubtful accounts of $991 at March 31, 2004 and $850 at March 31, 2003	16,279	18,196
Prepaid expenses and other current assets	7,480	3,826
Deferred income taxes	996	5,555

Total current assets	91,891	81,074
Long-term investment	3,000	3,059
Property and equipment, net	9,933	9,058
Goodwill	89,516	53,040
Other intangible assets, net	5,899	10,314
Other assets	1,748	589

Total assets	$201,987	$157,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,610	$11,952
Income taxes payable	2,841	1,353
Accrued liabilities	30,102	20,987
Deferred revenues	1,545	725
Current portion of long-term debt	15,420	606

Total current liabilities	56,518	35,623
Long term liabilities:
Deferred revenues	85	—
Long term debt	68	5,490
Deferred income taxes	—	1,190
Other long term liabilities	2,296	—

Total liabilities	58,967	42,303

Commitment and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000 shares; Issued and outstanding: none at March 31, 2004 and 2003	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and outstanding: 33,543 shares at March 31, 2004 and 19,574 shares at March 31, 2003	34	20
Additional paid-in capital	195,970	128,271
Deferred stock-based compensation	(1,386)	(2,886)
Accumulated deficit	(56,916)	(12,503)
Accumulated other comprehensive income	5,318	1,929

Total stockholders' equity	143,020	114,831

Total liabilities and stockholders' equity	$201,987	$157,134

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31,
	2004	2003	2002
		(As restated)	(As restated)
Net revenues:
Consumer software	$87,332	$119,427	$141,471
Online music	11,964	—	—

Total net revenues	99,296	119,427	141,471
Cost of revenues:
Consumer software (1)	23,495	31,357	29,154
Online music	10,422	—	—
Amortization of purchased technologies	2,399	2,791	1,474

Total cost of revenues	36,316	34,148	30,628

Gross profit	62,980	85,279	110,843

Operating expenses:
Research and development (2)	31,142	21,582	21,637
Sales and marketing (3)	42,625	41,255	49,247
General and administrative (4)	23,994	27,143	19,327
Restructuring charges	10,417	882	—
Amortization of intangible assets	2,803	3,610	4,672
Stock-based compensation charges	2,073	2,619	7,427
Write-off of acquired in-process research and development	—	—	1,110

Total operating expenses	113,054	97,091	103,420

Income (loss) from operations	(50,074)	(11,812)	7,423
Gain on sale of GoBack product line	10,622	—	—
Other income (loss), net	(15)	471	1,285

Income (loss) before provision for income taxes	(39,467)	(11,341)	8,708
Provision for income taxes	4,946	309	6,482

Net income (loss)	$(44,413)	$(11,650)	$2,226

Other comprehensive gain (loss):
Foreign currency translation adjustment	3,689	1,783	(280)
Unrealized gain (loss) on short-term investment	(300)	24	—

Comprehensive income (loss)	$(41,024)	$(9,843)	$1,946

Net income (loss) per share:
Basic	$(1.62)	$(0.60)	$0.13

Diluted	$(1.62)	$(0.60)	$0.13

Weighted average shares used in computing net income (loss) per share:
Basic	27,496	19,477	17,216

Diluted	27,496	19,477	17,518

(1)	Excludes stock-based compensation charges of $38, $49 and $103 for 2004, 2003 and 2002, respectively.

(2)	Excludes stock-based compensation charges of $561, $715 and $1,515 for 2004, 2003 and 2002, respectively.

(3)	Excludes stock-based compensation charges of $503, $796 and $3,476 for 2004, 2003 and 2002, respectively.

(4)	Excludes stock-based compensation charges of $971, $1,059 and $2,333 for 2004, 2003 and 2002, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

CONSOLIDATED STATEMENT OF

CHANGES IN OWNER’S NET INVESTMENTS/STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Owner’s Net Investment	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2001	16,500	$17	$16	$—	$—	$402	$40,182	$40,617
Net income (loss)	—	—	—	—	(854)	—	3,080	2,226
Stock-based compensation prior to separation from Adaptec	—	—	—	—	—	—	877	877
Net cash transfers from Adaptec	—	—	—	—	—	—	27,446	27,446
Transfer of other assets from Adaptec upon separation	—	—	—	—	—	—	4,608	4,608
Transfer of owner’s net investment to additional paid-in capital upon separation	—	—	76,193	—	—	—	(76,193)	—
Foreign currency translation adjustment	—	—	—	—	—	(280)	—	(280)
Deferred stock-based compensation on stock options issued to employees	—	—	11,745	(11,745)	—	—	—	—
Issuance of common stock to strategic partner	235	—	3,134	(1,135)	—	—	—	1,999
Amortization of warrant issued to strategic partner	—	—	1,157	—	—	—	—	1,157
Issuance of common stock under employee stock plans	535	1	4,739	—	—	—	—	4,740
Issuance of common stock in connection with the acquisition of MGI Software Corp	2,204	2	31,886	—	—	—	—	31,888
Amortization of deferred stock-based compensation	—	—	—	5,393	—	—	—	5,393
Tax benefit associated with stock options exercises	—	—	718	—	—	—	—	718

Balance at March 31, 2002 (as restated)	19,474	20	129,588	(7,487)	(854)	122	—	121,389
Net loss	—	—	—	—	(11,650)	—	—	(11,650)
Foreign currency translation adjustment	—	—	—	—	—	1,783	—	1,783
Unrealized gain on short-term investments	—	—	—	—	—	24	—	24
Issuance of warrant to Napster	—	—	329	—	—	—	—	329
Issuance of common stock under employee stock plans	345	—	1,368	—	—	—	—	1,368
Re-purchase and retirement of common stock	(245)	—	(1,064)	—	—	—	—	(1,064)
Amortization of deferred stock-based compensation	—	—	—	2,641	—	—	—	2,641
Employee termination adjustment to deferred stock-based compensation	—	—	(1,960)	1,960	—	—	—	—
Re-measurement of warrant issued to strategic partner	—	—	(22)	—	—	—	—	(22)
Tax benefit associated with stock options exercises	—	—	32	—	—	—	—	32

Balance at March 31, 2003 (as restated)	19,574	20	128,271	(2,886)	(12,503)	1,929	—	114,831
Net loss	—	—	—	—	(44,413)	—	—	(44,413)
Foreign currency translation adjustment	—	—	—	—	—	3,689	—	3,689
Unrealized loss on short-term investment	—	—	—	—	—	(300)	—	(300)
Issuance of common stock under employee stock plans	555	1	1,611	—	—	—	—	1,612
Deferred stock-based compensation on stock options issued to employees	—	—	897	(897)	—	—	—	—
Issuance of common stock in connection with the acquisition of Napster, LLC, formerly known as Pressplay	3,914	4	23,483	—	—	—	—	23,487
Amortization of deferred stock-based compensation	—	—	—	2,970	—	—	—	2,970
Employee termination adjustment to deferred stock-based compensation	—	—	573	(573)	—	—	—	—
Issuance of common stock from private equity financing	9,500	9	41,135	—	—	—	—	41,144

Balance at March 31, 2004 (as restated)	33,543	$34	$195,970	$(1,386)	$(56,916)	$5,318	$—	$143,020

The accompanying notes are an integral part of these consolidated financial statements.

ROXIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2004	2003	2002
		(As restated)	(As restated)
Cash flows from operating activities:
Net income (loss)	$(44,413)	$(11,650)	$2,226
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,619	9,742	7,439
Stock-based compensation charges	2,073	2,619	7,427
Provision for (recovery of) doubtful accounts	(75)	649	790
Restructuring charges related to impairment of fixed assets	2,416	—	—
Loss on retirement of assets	326	—	—
Gain on sale of GoBack assets	(10,622)	—	—
Write-off of acquired in-process technology	—	—	1,110
Deferred income taxes	3,559	(2,149)	(1,321)
Change in operating assets and liabilities, net of effect of acquisitions and divestiture:
Accounts receivable	2,059	10,391	8,545
Inventories	(793)	(147)	875
Prepaid expenses and other assets	1,798	(184)	(2,160)
Accounts payable	(5,152)	1,959	(10,189)
Income taxes payable	1,483	4,256	363
Accrued liabilities	2,746	(6,592)	8,971
Deferred revenues	905	725	—
Other long-term liabilities	2,296	—	—

Net cash provided by (used in) operating activities	(30,775)	9,619	24,076

Cash flows from investing activities:
Purchases of property and equipment	(4,793)	(4,187)	(3,839)
Proceeds from sale of assets	9,980	—	—
Purchases of other intangible assets	(63)	(5,726)	(251)
Purchases of short-term investments	(30,147)	(29,659)	(4,700)
Proceeds from sale of short-term investments	11,515	11,075	—
Maturities of short-term investments	8,600	4,526	—
Transfer to restricted cash accounts	(1,735)	—	—
Investment in nonconsolidated company	—	(3,000)	—
Acquisition of MGI Software Corp, net of cash acquired	—	—	(1,988)
Acquisition of Napster, LLC, net of cash acquired	(14,552)	—	—

Net cash used in investing activities	(21,195)	(26,971)	(10,778)

Cash flows from financing activities:
Net cash transfers from Adaptec	—	—	27,446
Principal payment of capital lease obligation	(613)	(557)	(199)
Payments of short-term debt	(5,000)	—	—
Proceeds from line of credit	15,000	5,000	—
Issuance of common stock to strategic partner	—	—	1,999
Issuance of common stock under employee stock plan	2,508	1,368	4,740
Issuance of common stock from private equity financing	41,424	—	—
Repurchase and retirement of common stock	—	(1,065)	—

Net cash provided by financing activities	53,319	4,746	33,986

Effect of exchange rates on cash	823	65	(4)
Change in cash and cash equivalents	2,172	(12,541)	47,280
Cash and cash equivalents at beginning of period	34,739	47,280	—

Cash and cash equivalents at end of period	$36,911	$34,739	$47,280

ROXIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended March 31,
	2004	2003	2002
		(As restated)	(As restated)
Supplemental cash flow information:
Cash paid for interest	$490	$220	$47

Cash paid for income taxes	$1,313	$1,832	$5,258

Non-cash disclosure of investing and financing activities:
Transfer of other assets from Adaptec upon legal separation	$—	$—	$4,608

Unrealized gains (losses) on short-term investments, net	$(300)	$24	$—

Goodwill resulting from the acquisition of MGI Software Corp	$—	$1,128	$35,658

Goodwill resulting from the acquisition of Napster, LLC	$34,709	$—	$—

Issuance of stock in connection with the acquisition of MGI Software Corp.	$—	$—	$31,888

Issuance of stock in connection with the acquisition of Napster, LLC	$23,483	$—	$—

Deferred stock compensation	$897	$—	$12,880

Issuance of warrants for services	$—	$329	$1,840

Assets acquired under capital leases	$—	$203	$1,624

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

The following table illustrates the effect on net income and earnings per share if Roxio had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended March 31,
	2004	2003	2002
		(As restated)	(As restated)
Net income (loss), as reported	$(44,413)	$(11,650)	$2,226
Add:
Unearned stock-based compensation expense included in reported net income (loss)	2,073	2,466	4,432
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,225)	(11,192)	(8,790)

Pro forma net loss	$(52,565)	$(20,376)	$(2,132)

Net income (loss) per share:
Basic—as reported	$(1.62)	$(0.60)	$0.13
Basic—pro forma	$(1.91)	$(1.05)	$(0.12)
Diluted—as reported	$(1.62)	$(0.60)	$0.13
Diluted—pro forma	$(1.91)	$(1.05)	$(0.12)

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the shares used in the computation of basic and diluted net income per share (in thousands):

	Year Ended March 31,
	2004	2003	2002
		(As restated)	(As restated)
Numerator:
Net income (loss)	$(44,413)	$(11,650)	$2,226

Denominator:
Denominator for basic net income (loss) per share—weighted average share	27,496	19,477	17,216
Incremental common shares attributable to shares issuable under employee stock plans	—	—	259
Incremental common shares for warrant issued to strategic partners	—	—	43

Denominator for diluted net income per share—weighted average number of common shares outstanding	27,496	19,477	17,518

Net income (loss) per share (basic)	$(1.62)	$(0.60)	$0.13

Net income (loss) per share (diluted)	$(1.62)	$(0.60)	$0.13

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fiscal Year 2002

Acquisition of MGI Software (Restated)

On January 31, 2002, Roxio acquired all of the outstanding shares and assets of MGI Software Corp. (“MGI Software”), a developer of Internet imaging products and digital video and photography solutions, in a two step asset and stock acquisition. Roxio’s primary reason for acquiring MGI Software was to expand its product offerings. Roxio issued approximately 2.2 million shares of its common stock with a value of $31.9 million in exchange for all of the outstanding shares of MGI Software. The common stock issued was valued in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquiror Securities Issued in a Purchase Business Combination,” using the average of market values of Roxio’s common stock for two days prior to through two days following the date of the execution and announcement of the acquisition. Roxio incurred $2.8 million in professional fees, including legal, valuation and accounting fees, related to the acquisition, which were included as part of the purchase price of the transaction.

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

(in thousands)
(As restated)
Calculation of purchase price:
Value of stock consideration	$31,888
Acquisition costs	2,758

Total costs	$34,646

Allocation of purchase price:
Current assets	$(2,807)
Property and equipment	872
Other assets	18
In-process research and development	1,110
Identifiable intangible asset :
Purchased technology	7,032
Trade name	500
Goodwill	36,786

Total assets acquired	43,511
Current liabilities	(8,665)

Net assets acquired	$34,846

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The identifiable intangible assets are amortized on a straight line basis over their estimated useful lives of three years. In accordance with SFAS No. 142, goodwill is not amortized but is tested annually for impairment.

In connection with its acquisition of MGI Software, Roxio accrued restructuring costs of $635,000 in the fourth quarter of fiscal 2002. This amount was included in current liabilities in the preliminary purchase price allocation. Approximately $532,000 of the charge related to severance payments to a total of 31 MGI Software employees whose positions were eliminated as a result of the acquisition. In August 2002, $366,000 was added to the accrual for additional employee severance and charged to ongoing operations. At March 31, 2003, a total of 50 employees had been terminated. One individual remained as an employee. The remainder of the total fiscal 2002 restructuring reserve was related to costs to terminate contracts that became redundant after the acquisition. There was no remaining accrual balance as of March 31, 2003.

The following table sets forth the restructuring activity in fiscal 2003 (in thousands):

	Balance March 31, 2002	Additional Restructuring Accrual	Accumulated Cash Paid	Balance March 31, 2003
Employee severance costs	$532	$366	$898	$—
Contract termination costs	103	—	103	—

	$635	$366	$1,001	$—

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended March 31,
	2004	2003
	(As restated)	(As restated)
	(in thousands)
Beginning balance	$53,040	$53,040
Goodwill resulting from the acquisition of Napster, LLC, formerly known as Pressplay	34,709	—
Effect of foreign currency exchange	1,767	—

Ending balance	$89,516	$53,040

In May 2003, Roxio acquired substantially all of the ownership of Napster, LLC, formerly known as Pressplay, provider of an online music service. During fiscal 2004, Roxio recorded $34.7 million of goodwill in connection with this acquisition.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of income (loss) before income taxes are as follows:

	Year Ended March 31,
	2004	2003	2002
		(As restated)	(As restated)
	(in thousands)
Domestic	$(30,373)	$(6,370)	$5,114
Foreign	(9,094)	(4,971)	3,593

Income (loss) before income taxes	$(39,467)	$(11,341)	$8,707

The components of the provision for income taxes are as follows:

	Year Ended March 31,
	2004	2003	2002
		(As restated)	(As restated)
	(in thousands)
Federal :
Current	$—	$1,246	$3,498
Deferred	2,915	(1,889)	(1,075)
Foreign :
Current	1,380	731	3,425
Deferred	227	(76)	(126)
State :
Current	7	481	879
Deferred	417	(184)	(119)

	$4,946	$309	$6,482

Significant components of Roxio’s deferred tax assets and liabilities are as follows:

	March 31,
	2004	2003
	(As restated)	(As restated)
	(in thousands)
Compensatory accruals	$273	$445
Accrued liabilities and other provisions	5,962	3,119
Net operating loss	13,697	5,880
Other, net	150	131

Total	20,082	9,575
Less: Valuation allowance	(19,086)	(4,020)

Deferred tax assets	996	5,555
Intangibles	—	(1,190)

Net deferred tax assets	$996	$4,365

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

The provision for income taxes differs from the amount computed by applying the federal statutory tax rate to income before taxes as follows:

	Year Ended March 31,
	2004	2003	2002
		(As restated)	(As restated)
	(in thousands)
Federal statutory rate	35.0%	35.0%	35.0%
State taxes (benefit), net of Federal benefit	(1.1)	(2.6)	8.7
Foreign income at other than U.S. tax rate	(14.1)	(31.6)	(151.4)
Increase in valuation allowance	(26.3)	(1.0)	6.9
Stock based compensation	(1.8)	(3.9)	28.1
In-process research and development	—	—	1.8
Other	(4.2)	1.4	(3.5)

Effective income tax rate	(12.5)%	(2.7)%	(74.4)%

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

On May 17, 2001, Roxio entered into a strategic relationship with Virgin to, among other things, develop technology solutions relating to CD recording technology. As part of the agreement, Virgin provided strategic guidance and advice to Roxio for a one-year period. Simultaneously with the execution of the agreement, Virgin purchased 235,294 shares of Roxio’s common stock at a price of $8.50 per share. In the first quarter of fiscal 2002, approximately $1.1 million in deferred stock-based compensation was recorded for the common stock issued. Amortization expense of approximately $0, $175,000 and $961,000 related to the common stock was included in stock-based compensation charges in the consolidated statement of operations for fiscal 2004, 2003 and 2002, respectively. Virgin also received a warrant to purchase 117,647 shares of Roxio’s common stock at a price equal to $8.50 per share. The warrant became exercisable by 25% each quarter following the initial agreement. The warrant expired on May 17, 2004 without being exercised. Stock-based compensation charges of approximately $1.1 million related to the warrant were recorded and were included in the consolidated statement of operations for fiscal 2002. In fiscal 2003, stock-based compensation expense was reduced by approximately $22,000 as a result of the re-measurement of the warrant. No stock-based compensation charges were recorded in fiscal 2004 as the warrant was fully vested.

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

The following table presents financial information for the two reportable segments:

	Year Ended March 31,
	2004	2003	2002
		(As restated)	(As restated)
Net revenues by segment:
Consumer software product	$87,332	$119,427	$141,471
Online music distribution	11,964	—	—

Total net revenues	$99,296	$119,427	$141,471

Segment operating income (loss) before restructuring, amortization and stock-based compensation
Consumer software product	$(7)	(4,701)	19,522
Online music distribution	(34,774)	—	—

Total segment operating income (loss) before restructuring, amortization and stock-based compensation	(34,781)	(4,701)	19,522
Corporate and unallocated operating costs and expenses:
Restructuring	(10,417)	(882)	—
Amortization	(2,803)	(3,610)	(4,672)
Stock-based compensation	(2,073)	(2,619)	(7,427)

Income (loss) from operations	$(50,074)	$(11,812)	$7,423

	As of March 31,
	2004	2003
	(As restated)	(As restated)
Assets
Consumer software product	$148,810	$157,134
Online music distribution	53,177	—

Total assets	$201,987	$157,134

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic information

The following table presents net revenues by country based on the location of the customer:

	Year Ended March 31,
	2004	2003
		(As restated)
	(in thousands)
United States	$63,223	$61,115
Canada	12,285	22,314
United Kingdom	5,088	5,539
Japan	4,957	9,256
Germany	4,238	4,933
Other countries	9,505	16,270

	$99,296	$119,427

Net revenues by country based on the location of the customer for fiscal 2002 is impracticable to obtain.

The following table presents long-lived assets, excluding goodwill and other intangible assets, by country based on the location of the assets:

	Year Ended March 31,
	2004	2003
	(in thousands)
United States	$12,969	$10,395
Canada	964	876
Germany	—	712
Other countries	748	723

	$14,681	$12,706

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

Litigation

Roxio and MGI Software Corp. (“MGI Software”) have been notified by a number of companies that certain of their respective software products may infringe patents owned by those companies. Roxio is investigating the nature of these claims and the extent to which royalties may be owed by it and by MGI Software to these entities. In addition, Roxio and MGI Software have been notified by a number of their respective original equipment manufacturers (“OEMs”) customers that the OEMs have been approached by certain of these companies set forth above regarding possible patent infringement related to certain Roxio and MGI Software software products that they bundle with their respective computer products. During fiscal year ended March 31, 2003, Roxio settled one of these claims for cash payments totaling approximately $600,000. Roxio estimates that the low end of the range of the cost to settle the remaining MGI Software related-claims is approximately $2.5 million. The upper end of the range cannot be reasonably estimated at this time. Because no amount in the range is more likely than any other to be the actual amount of the settlement, Roxio has $2.5 million accrued related to the settlement of these claims, of which $2.4 million was recorded as part of the purchase price allocation of MGI Software. The amount, if any, necessary to settle patent claims related to Roxio’s products cannot be determined at this time.

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

NOTE 16—RESTATEMENT OF FINANCIAL STATEMENTS:

On November 2, 2004, the Company announced that it would restate its financial results for the fiscal years 2003 and 2002 and its financial position at the end of the fiscal years 2004, 2003 and 2002 to correct the valuation of a warrant issued in May 2002 and the purchase accounting related to the acquisition of MGI Software in January 2002. In connection with the correction of the warrant valuation, the Company reversed stock-based compensation expense of $683,000 in fiscal 2002 and reversed the correction of this item for the same amount that had been recorded in fiscal 2003. In connection with the correction of the purchase accounting related to MGI Software, the Company revised the valuation of the Roxio shares issued to MGI Software at the time of the acquisition of MGI Software in January 2002, so that the value is based on the average of the closing prices of the Company’s common stock on NASDAQ for the two trading days immediately preceding, through the two trading days immediately following, the execution and announcement of the agreement under which the Company acquired MGI Software Corp. This correction increased the goodwill and additional paid-in-capital by $467,000. The Company also restated operating results to reflect revenue reductions and period charges in fiscal 2003 of $1million (net of tax) and 2002 of $806,000 (net of tax) for certain items that were previously recorded as an increase to MGI goodwill in fiscal 2003.

The Income Statement periods affected by the restatement include the fiscal years ended March 31, 2003 and 2002 and the quarters ended June 30, September 30 and December 31, 2002. The restatement has no impact on the net cash flows from operating activities or on the Company’s cash or cash equivalents for the periods restated.

The restatement has no impact on the Company’s statements of operations or cash flows for the fiscal year ended March 31, 2004.

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)	Year Ended March 31, 2003
	(As reported)	(As restated)
Consumer software revenues	$120,408	$119,427
Cost of revenues :
Consumer software COGS	31,357	31,357
Amortization of purchased technologies	2,791	2,791

Total cost of revenues	34,148	34,148

Gross profit	86,260	85,279

Operating expenses:
Research and development	21,582	21,582
Sales and marketing	41,255	41,255
General and administrative	26,804	27,143
Restructuring charges	578	882
Amortization of intangible assets	3,610	3,610
Stock-based compensation charges	1,936	2,619

Total operating expenses	95,765	97,091

Loss from operations	(9,505)	(11,812)
Other income, net	471	471

Loss before provision for income taxes	(9,034)	(11,341)
Income tax provision	910	309

Net loss	$(9,944)	$(11,650)

Foreign currency translation	1,783	1,783
Unrealized gain on investments	24	24

Net comprehensive loss	$(8,137)	$(9,843)

Basic and diluted net loss per share	$(0.51)	$(0.60)

Weighted average shares used in computing basic and diluted net loss per share	19,477	19,477

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share data)	Year Ended March 31, 2002
	(As reported)	(As restated)
Consumer software revenues	$142,521	$141,471

Cost of revenues :
Consumer software COGS	29,154	29,154
Amortization of purchased technologies	1,474	1,474

Total cost of revenues	30,628	30,628

Gross profit	111,893	110,843

Operating expenses:
Research and development	21,637	21,637
Sales and marketing	49,247	49,247
General and administrative	19,327	19,327
Amortization of intangible assets	4,672	4,672
Stock-based compensation charges	8,110	7,427
Write-off of acquired in-process R&D	1,110	1,110

Total operating expenses	104,103	103,420

Income from operations	7,790	7,423
Other income, net	1,285	1,285

Income before provision for income taxes	9,075	8,708
Income tax provision	6,726	6,482

Net income	$2,349	$2,226

Foreign currency translation	(280)	(280)

Comprehensive income	$2,069	$1,946

Earnings per share:
Basic	$0.14	$0.13

Diluted	$0.13	$0.13

Weighted average shares used in computing basic and diluted net income per share
Basic	17,216	17,216

Diluted	17,518	17,518

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2004
(in thousands, except per share data)	(As reported)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$36,911	$36,911
Restricted cash	1,735	1,735
Short-term investments	28,490	28,490
Accounts receivable, net of $991 allowance for doubtful accounts	16,279	16,279
Prepaid expenses and other current assets	7,480	7,480
Deferred income taxes	150	996

Total current assets	91,045	91,891

Long-term investment	3,000	3,000
Property and equipment, net	9,933	9,933
Goodwill, net	91,723	89,516
Other intangibles assets, net	5,899	5,899
Other assets	1,748	1,748

Total assets	$203,348	$201,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,610	$6,610
Income taxes payable	2,841	2,841
Accrued liabilities	30,102	30,102
Deferred revenues	1,545	1,545
Current portion of long-term debt	15,420	15,420

Total current liabilities	56,518	56,518

Long-term liabilities:
Long-term debt	68	68
Other liabilities	2,381	2,381

Total liabilities	58,967	58,967

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 authorized shares; None issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 authorized shares; 33,543 shares issued and outstanding	34	34
Additional paid-in capital	195,503	195,970
Deferred stock-based compensation	(1,386)	(1,386)
Accumulated deficit	(55,088)	(56,916)
Accumulated other comprehensive income	5,318	5,318

Total stockholders’ equity	144,381	143,020

Total liabilities and stockholders’ equity	$203,348	$201,987

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2003
(in thousands, except per share data)	(As reported)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$34,739	$34,739
Short-term investments	18,758	18,758
Accounts receivable, net of $850 allowance for doubtful accounts	18,196	18,196
Prepaid expenses and other current assets	3,826	3,826
Deferred income taxes	4,709	5,555

Total current assets	80,228	81,074

Long-term investment	3,059	3,059
Property and equipment, net	9,058	9,058
Goodwill, net	55,247	53,040
Other intangibles assets, net	10,314	10,314
Other assets	589	589

Total assets	$158,495	$157,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,952	$11,952
Income taxes payable	1,353	1,353
Accrued liabilities	20,987	20,987
Deferred revenues	725	725
Current portion of long-term debt	606	606

Total current liabilities	35,623	35,623

Long-term liabilities:
Long-term debt	5,490	5,490
Deferred income taxes	1,190	1,190

Total liabilities	42,303	42,303

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 authorized shares; None issued and outstanding	—	—
Common stock, $0.001 par value; 100,000 authorized shares; 19,574 shares issued and outstanding	20	20
Additional paid-in capital	127,804	128,271
Deferred stock-based compensation	(2,886)	(2,886)
Accumulated deficit	(10,675)	(12,503)
Accumulated other comprehensive income	1,929	1,929

Total stockholders’ equity	116,192	114,831

Total liabilities and stockholders’ equity	$158,495	$157,134

ROXIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—SUBSEQUENT EVENT:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of

Roxio, Inc.

Our audits of the consolidated financial statements referred to in our report dated June 8, 2004, except for Note 16, as to which the date is November 10, 2004, which report and consolidated financial statements are included in this Annual Report on Form 10-K/A, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 16 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the fiscal years 2002, 2003 and 2004 and the financial statement schedule for the valuation and qualifying accounts and reserves.

/s/    PRICEWATERHOUSECOOPERS LLP

Pricewaterhouse Coopers LLP

San Jose, California

June 8, 2004, except for Note 16, as to which the date is November 10, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Description	Balance at Beginning of Period	Additions	Deductions	Balance at the End of Period
Allowance for bad debt:
Year ended March 31, 2002	$155	$790	$170	$775
Year ended March 31, 2003	755	649	554	850
Year ended March 31, 2004	850	799	658	991
Allowance for sales returns and certain sales incentives: (As restated)
Year ended March 31, 2002 (1)	4,602	17,336	15,396	6,542
Year ended March 31, 2003 (1)	6,542	17,283	18,266	5,559
Year ended March 31, 2004	5,559	22,226	18,619	9,166
Deferred tax valuation allowance:
Year ended March 31, 2002	3,309	596	—	3,905
Year ended March 31, 2003	3,905	115	—	4,020
Year ended March 31, 2004	4,020	15,066	—	19,086

(1)	Allowance for sales returns and certain sales incentives: (As originally reported)

Year ended March 31, 2002	$4,602	$16,286	$15,396	$5,492
Year ended March 31, 2003	5,492	18,333	18,266	5,559

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROXIO, INC.

By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) November 12, 2004

ROXIO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002. (10)

2.2	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003. (12)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (14)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (2)

4.1	Form of Common Stock certificate of the Registrant (14)

4.2	Warrant to Purchase Common Stock dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)

4.3	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (3)

4.4	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (2)

4.5	Warrant Agreement between the Registrant and Napster, Inc. dated November 27, 2002. (10)

4.6	Form of Purchase Agreement dated as of June 18, 2003 by and between Roxio and certain Purchasers set forth on the signature page thereto (13)

4.7	Form of Purchase Agreement dated as of January 13, 2004 by and between Roxio and certain Purchasers set forth on the signature page thereto (19)

10.1	Amended and Restated 2001 Employee Stock Purchase Plan (16)*

10.2	Amended and Restated 2000 Stock Option Plan (1)*

10.3	Form of 2000 Stock Option Plan Agreements (1)*

10.4	Amended and Restated 2001 Director Option Plan (14)*

10.5	Form of 2001 Director Option Plan Agreements (1)*

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)*

10.7	Employment agreement effective as of August 15, 2003 between Wm. Christopher Gorog and the Registrant (17)*

10.8	Employment agreement dated May 22, 2003 between Thomas J. Shea and the Registrant*(15)

10.9	Employment agreement dated October 22, 2002 between R. Elliot Carpenter and the Registrant (9)*

10.10	Amended and Restated 2001 Stock Plan (17)*

10.11	Form of 2001 Stock Plan Agreements (1)*

10.12	2002 Stock Plan (8)*

10.13	Asset Purchase Agreement dated April 17, 2003 by and between Registrant, Roxio CI Ltd., Wildfile, Inc. Symantec Ltd. and Symantec Corporation (11)

10.14	Lease Agreement between Sobrato Interests II and Entrust Technologies, Inc. dated November 14, 2000 (14)

Exhibit Number	Description of Exhibit

10.15	First Amendment to Lease Agreement between Sobrato Interests II and Entrust Technologies, Inc. dated July 26, 2001 (14)

10.16	Sublease Agreement between Entrust, Inc. and Roxio, Inc. dated October 31, 2001 (14)

10.17	Sublease Amending Agreement between Entrust, Inc. and Roxio, Inc. dated September 30, 2002 (14)

10.18	Loan and Security Agreement between Registrant and Comerica Bank-California dated March 8, 2002 (14)

10.19	First Amendment to Loan and Security Agreement between Registrant and Comerica Bank-California dated April 9, 2003 (14)

10.20	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (14)

10.21	Amended and Restated Employment Agreement dated May 22, 2003 between Michael Bebel and the Registrant (15)*

10.22	2003 Stock Plan (16)*

10.23	Second Amendment to Loan and Security Agreement (the “Amendment”) is made as of November 10, 2003, by and between Registrant and Comerica Bank (18)

10.24	Separation Agreement and General Release dated November 14, 2003 between R. Elliot Carpenter and the Registrant (18)*

10.25	Employment Agreement effective as of November 14, 2003 between Nand Gangwani and the Registrant (18)*

10.26	Separation Agreement and General Release dated March 25, 2004 between Michael Bebel and the Registrant (20)*

10.27	Employment agreement dated January 29, 2004 between Bradford D. Duea and the Registrant (20)*

10.28	Employment agreement dated January 29, 2004 between Laura B. Goldberg and the Registrant (20)*

10.29	Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 25, 2004 (20)

10.30	Form of 2003 Stock Plan Agreements (20)*

14.1	Roxio Code of Conduct (20)

21.1	List of Subsidiaries (20)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 7, 2002.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2001.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2001.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 15, 2002.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-81522) as filed with the Securities and Exchange Commission on January 28, 2002.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 14, 2003.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2003.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 2003.
(16)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on August 18, 2003.
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2003.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 17, 2004.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 14, 2004.