Form 10-Q
period 2004-12-31
NAPSTER INC
filed 2005-02-09
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32373

Napster, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0551214
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9044 Melrose Avenue

Los Angeles, California 90069

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (310) 281-5000

Roxio, Inc.

455 El Camino Real, Santa Clara, California 95050

(Former name, former address and former fiscal year, if changed since last report)

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

As of February 4, 2005, there were 42,762,666 shares of the Registrant’s Common Stock outstanding, par value $0.001.

NAPSTER, INC.

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

NAPSTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$96,391	$36,911
Restricted cash	735	1,735
Short-term investments	42,761	28,490
Accounts receivable, net of allowance for doubtful accounts of $15 at December 31, 2004 and $991 at March 31, 2004	3,399	16,279
Prepaid expenses and other current assets	6,096	8,476

Total current assets	149,382	91,891
Long-term investments	—	3,000
Property and equipment, net	4,631	9,933
Goodwill	34,658	89,516
Identifiable intangible assets, net	1,854	5,899
Other assets	499	1,748

Total assets	$191,024	$201,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,350	$6,085
Income taxes payable	4,098	3,364
Accrued liabilities	10,244	30,104
Deferred revenues	6,950	1,545
Prepaid purchase price adjustment on divestiture	2,299	—
Short-term debt	15,126	15,420

Total current liabilities	44,067	56,518
Long term liabilities:
Long-term capital lease obligations	58	68
Deferred income taxes	1,477	—
Other long term liabilities	123	2,381

Total liabilities	45,725	58,967

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000 shares; Issued and outstanding: none at December 31, 2004 and none at March 31, 2004	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and outstanding: 35,427 shares at December 31, 2004 and 33,543 shares at March 31, 2004	35	34
Additional paid-in capital	206,070	195,970
Deferred stock-based compensation	(619)	(1,386)
Accumulated deficit	(62,084)	(56,916)
Accumulated other comprehensive income	1,897	5,318

Total stockholders’ equity	145,299	143,020

Total liabilities and stockholders’ equity	$191,024	$201,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net revenues	$12,111	$3,604	$29,293	$5,903
Cost of revenues:
Cost of revenues	9,658	3,464	23,551	5,260
Amortization of purchased technologies	31	31	93	77

Total cost of revenues	9,689	3,495	23,644	5,337

Gross profit	2,422	109	5,649	566

Operating expenses:
Research and development (1)	2,885	3,572	8,957	8,841
Sales and marketing (2)	9,169	8,798	22,911	12,207
General and administrative (3)	5,467	5,016	15,587	15,644
Amortization of intangible assets	474	550	1,462	1,623
Stock-based compensation charges	118	250	569	659

Total operating expenses	18,113	18,186	49,486	38,974

Loss from continuing operations	(15,691)	(18,077)	(43,837)	(38,408)
Other income, net	806	141	881	496

Loss before provision for income taxes	(14,885)	(17,936)	(42,956)	(37,912)
Provision for income taxes	1,535	—	1,535	—

Loss from continuing operations, after provision for income taxes	(16,420)	(17,936)	(44,491)	(37,912)

Income (loss) from discontinued operations, net of tax effect	29,205	(7,662)	39,323	64

Net income (loss)	$12,785	$(25,598)	$(5,168)	$(37,848)

Other comprehensive gain (loss), net of tax :
Foreign currency translation adjustment	(4,367)	391	(4,394)	1,182
Unrealized gain (loss) on short-term investment	1,097	(113)	973	(236)

Comprehensive income (loss)	$9,515	$(25,320)	$(8,589)	$(36,902)

Earnings per share:
Net loss per share from continuing operations
Basic and diluted	$(0.47)	$(0.64)	$(1.29)	$(1.47)

Net income (loss) per share from discontinued operations
Basic and diluted	$0.83	$(0.28)	$1.14	$0.00

Net income (loss) per share
Basic and diluted	$0.36	$(0.92)	$(0.15)	$(1.47)

Weighted average shares used in computing net income (loss) per share
Basic and diluted	35,097	27,852	34,520	25,799

(1)	Excludes stock-based compensation charges of $0 and $3 for the three months ended December 31, 2004 and 2003, respectively, and $5 and $9 for the nine months ended December 31, 2004 and 2003, respectively.

(2)	Excludes stock-based compensation charges of $0 and $14 for the three months ended December 31, 2004 and 2003, respectively, and $13 and $41 for the nine months ended December 31, 2004 and 2003, respectively.

(3)	Excludes stock-based compensation charges of $118 and $233 for the three months ended December 31, 2004 and 2003, respectively, and $551 and $609 for the nine months ended December 31, 2004 and 2003, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN OWNER’S

NET INVESTMENTS / STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2003	19,574	$20	$128,271	$(2,886)	$(12,503)	$1,929	$114,831

Net loss					(37,848)		(37,848)
Foreign currency translation adjustment	—	—	—	—	—	1,182	1,182
Unrealized loss on short-term investments	—	—	—	—	—	(236)	(236)
Issuance of common stock in connection with the acquisition of Napster, LLC	3,914	4	23,483	—	—	—	23,487
Issuance of common stock from private equity financing	4,000	4	20,205	—	—	—	20,209
Issuance of common stock under employee stock plans	422	—	2,080	—	—	—	2,080
Amortization of deferred stock-based compensation	—	—	600	950	—	—	1,550
Employee termination adjustment to deferred stock-based compensation	—	—	—		—	—	—

Balance at December 31, 2003	27,910	$28	$174,639	$(1,936)	$(50,351)	$2,875	$125,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN OWNER’S

NET INVESTMENTS / STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2004	33,543	$34	$195,970	$(1,386)	$(56,916)	$5,318	$143,020

Net loss	—	—	—	—	(5,168)	—	(5,168)
Foreign currency translation adjustment	—	—	—	—	—	(4,394)	(4,394)
Unrealized gain on short-term investments	—	—	—	—	—	973	973
Issuance of common stock to Best Buy, Inc.	1,100	1	4,909	—	—	—	4,910
Issuance of common stock under employee stock plans	718	—	3,307	—	—	—	3,307
Issuance of common stock upon exercise of warrant	66	—	—	—	—	—	—
Deferred stock-based compensation related to option acceleration	—	—	1,663	—	—	—	1,663
Amortization of deferred stock-based compensation	—	—	—	788	—	—	788
Stock-based compensation on option issued to non-employee	—	—	14	—	—	—	14
Employee termination adjustment to deferred stock-based compensation	—	—	21	(21)	—	—	—
Offering expenses	—	—	186	—	—	—	186

Balance at December 31, 2004	35,427	$35	$206,070	$(619)	$(62,084)	$1,897	$145,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2004	2003
Cash flows from continuing operating activities:
Net loss from continuing operations	$(44,491)	$(37,912)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	3,539	2,986
Stock-based compensation charges	569	659
Bad debt expense (benefit)	21	—
Deferred income taxes	1,477	—
Change in operating assets and liabilities
Accounts receivable	(2,042)	(387)
Prepaid expenses and other current assets	4,982	(2,088)
Other long term assets	578	107
Accounts payable	2,723	3,901
Income taxes payable	55	(1,353)
Accrued liabilities	2,300	568
Deferred revenues	6,140	571
Other liabilities	(163)	91

Net cash used in continuing operating activities	(24,312)	(32,857)

Cash flows from investing activities:
Purchases of property and equipment	(487)	(3,027)
Purchases of short-term investments	(71,707)	(7,815)
Proceeds from sale of short-term investments	21,368	11,516
Maturities of short-term investments	50,486	6,013
Transfer from restricted cash account	1,000	(6,708)
Acquisition of Napster, LLC, net of cash acquired	—	(14,600)

Net cash provided by (used in) investing activities	660	(14,621)

Cash flows from financing activities:
Principal payment of capital lease obligations	(110)	—
Proceeds from short-term borrowings	—	31
Issuance of common stock under employee stock plan	3,307	2,081
Issuance of common stock	1	20,405

Net cash provided by financing activities	3,198	22,517

Net cash flow provided from discontinued operations	79,534	8,721
Effect of exchange rates on cash	400	—
Change in cash and cash equivalents :	59,480	(16,240)
Cash and cash equivalents at beginning of period	36,911	36,820

Cash and cash equivalents at end of period	$96,391	$20,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2004	2003
Supplemental cash flow information:
Cash paid for interest	$504	$118

Cash paid for income taxes	$547	$514

Non-cash disclosure of investing and financing activities:
Unrealized gains (losses) on short-term investments	$973	$(236)

Issuance of common stock in connection with strategic marketing agreement and purchase acquisition	$4,999	$23,486

Assets acquired under capital leases	$274	$—

Adjustment to goodwill resulting from the acquisition of Napster, LLC	$51	$34,407

Reversal of offering expenses	$186	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

NOTE 1—BASIS OF PRESENTATION

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared by Napster, Inc., a Delaware corporation (“Napster” or the “Company”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Napster believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Napster’s Amendment No. 2 to Annual Report on Form 10-K/A for the year ended March 31, 2004.

Until December 17, 2004, Napster was known as “Roxio, Inc.” and operated its business in two divisions, the consumer software division and the online music distribution division, also known as the Napster division. Following the sale of our Consumer Software Division (“CSD”), we legally changed our name to Napster, Inc. and as of January 3, 2005 we began trading on the NASDAQ Stock Market under the symbol “NAPS.”

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

On December 17, 2004, Napster sold substantially all of the assets and liabilities constituting its CSD pursuant to an Asset Purchase Agreement (the “Agreement”) with Sonic Solutions (“Sonic”), a publicly traded California corporation. The sale included all of the capital stock of certain international subsidiaries historically included in CSD. The remaining international subsidiaries historically included in CSD have been substantially liquidated. Sonic paid a total of $72.3 million in cash and 653,837 shares of Sonic’s common stock valued at approximately $13.6 million as of the closing date, and is required to pay $721,000 to reimburse for severance costs associated with the transaction. Out of the proceeds, approximately $2.3 million represented a preliminary payment from Sonic related to the purchase price adjustment clauses of the Agreement. These proceeds have been deferred and will be recognized once the certain adjustments primarily related to closing working capital balances in CSD are finalized with Sonic. During December 31, 2004 Napster recorded a total gain of $30.4 million from the sale of CSD. The $721,000 severance reimbursement has been recorded as an offset to the associated restructure charge in discontinued operations.

The transaction was structured as an asset sale (See Note 10). The disposition is accounted for by Napster as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” CSD’s results of operations and cash flows have been classified as results and cash flow from discontinued operations for all periods presented.

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation, namely, the consolidated statements of operations and notes have been restated to reflect CSD as a discontinued operation for all periods presented. In addition, certain amortization expenses have been reclassified to cost of revenues, and certain accrued professional fees have been reclassified from accounts payable to accrued liabilities on the balance sheets. These reclassifications do not have an effect on Napster’s consolidated financial condition, results of operations, or cash flows.

NAPSTER, INC.

Stock-based compensation

Napster accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of Napster’s common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years.

Napster accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date of grant.

NAPSTER, INC.

The following table illustrates the effect on net loss and earnings per share if Napster had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net loss from continuing operations, as reported	$(16,420)	$(17,936)	$(44,491)	$(37,912)
Add:
Unearned stock-based compensation expense included in reported net loss	104	250	569	659
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,091)	(1,410)	(3,466)	(3,433)

Pro forma net loss from continuing operations	$(17,407)	$(19,096)	$(47,388)	$(40,686)

Net loss per share from continuing operations:
Basic and diluted - as reported	$(0.47)	$(0.64)	$(1.29)	$(1.47)
Basic and diluted - pro forma	$(0.50)	$(0.69)	$(1.37)	$(1.58)

Net income (loss) from discontinued operations, as reported	$29,205	$(7,662)	$39,323	$64
Add:
Unearned stock-based compensation expense included in reported net income	1,665	262	1,895	891
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,991)	(1,316)	(6,120)	(4,856)

Pro forma net income (loss) from discontinued operations	$26,879	$(8,716)	$35,098	$(3,901)

Pro forma net income (loss)	$9,472	$(27,812)	$(12,290)	$(44,587)

Net income (loss) per share:
Basic and diluted - as reported	$0.36	$(0.92)	$(0.15)	$(1.47)
Basic and diluted - pro forma	$0.27	$(1.00)	$(0.36)	$(1.73)

Napster uses the straight-line method to amortize its SFAS No. 123 pro forma stock–based compensation expense over the vesting period, which is generally four years, of stock options, and over the applicable purchase period, which ranges from six months to two years, for employee stock purchase plan (“ESPP”) purchase rights.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123. This information is required to be determined as if Napster had accounted for its employee stock options and ESPP under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

NAPSTER, INC.

The fair value of stock option and ESPP stock purchase rights was estimated on the date of grant using the Black-Scholes model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Napster uses historical volatility rates for this calculation. Because Napster’s employee stock options and ESPP purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing option-pricing models do not necessarily provide a reliable single measure of the fair value of our options and purchase rights.

Options: Under the Black-Scholes option-pricing model, the weighted average fair value of stock options at date of grant for employees of the continuing operations was $5.71 and $3.52 per share for options granted during the three months ended December 31, 2004 and 2003, respectively, and $2.96 and $6.03 per share for options granted during the nine months ended December 31, 2004 and 2003, respectively. No options were granted to employees of the discontinued operations during the three months ended December 31, 2004. The weighted average fair value of stock options at date of grant was $4.49 per share for options granted to employees of the discontinued operations during the three months ended December 31 2003, and $3.09 and $5.28 per share for options granted during the nine months ended December 31, 2004 and 2003, respectively.

Purchase Rights: The weighted average fair value of purchase rights under ESPP for employees of the continuing operations was $1.96 and $4.33 per share during the three months ended December 31, 2004 and 2003, respectively, and $1.96 and $4.33 per share during the nine months ended December 31, 2004 and 2003, respectively. The weighted average fair value of purchase rights under ESPP for employees of the discontinued operations was $1.96 and $4.33 per share during the three months ended December 31, 2004 and 2003, respectively, and $1.96 and $4.33 per share during the nine months ended December 31, 2004 and 2003, respectively.

The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and ESPP stock purchase rights:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Stock options:
Expected volatility	97%	104%	98%	105%
Risk-free interest rate	3.27%	2.82%	3.20%	2.66%
Expected life	4 years	4 years	4 years	4 years
Expected dividend yield	zero	zero	zero	zero

ESPP stock purchase rights:
Expected volatility	98%	105%	98%	105%
Risk-free interest rate	2.27%	1.59%	2.27%	1.59%
Expected life	1.25 years	1.25 years	1.25 years	1.25 years
Expected dividend yield	zero	zero	zero	zero

Earnings per share

Basic and diluted net income (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share does not include the effect of potentially dilutive shares issued in connection with strategic relationship agreements and common stock issuable upon exercise of stock options, computed using the treasury stock method, because the effect of their inclusion is anti-dilutive during each period.

NAPSTER, INC.

NOTE 2—BUSINESS ACQUISITION

Acquisition of Napster, LLC, formerly known as Pressplay

In May 2003, Napster acquired substantially all of the ownership of Napster, LLC, a provider of an online music service formerly known as Pressplay. Napster, LLC was not affiliated with Napster, Inc. Pressplay served as the foundation for Napster’s online music service which was launched on October 29, 2003 under the Napster brand. Pressplay’s results of operations were included in Napster’s financial statements from the date of acquisition. In consideration of the acquisition, Napster paid $12.5 million in cash, issued 3.9 million shares of Napster’s common stock valued at $23.5 million and obligated itself to pay up to $12.4 million in contingent payments based on Napster’s future cash flows from the Napster business. The common stock issued was valued in accordance with the provisions of EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquiror Securities Issued in a Purchase Business Combination” using the average of the market values of Napster’s common stock for five days prior to the date the acquisition was both announced and consummated. In accordance with EITF 99-12, paragraph 9, the Company considered only the stock prices for a reasonable period of time (five days) before the date the acquisition was consummated. Napster incurred approximately $1.8 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price of the transaction.

Napster accounted for the acquisition of Napster, LLC using the purchase method of accounting. The results of operations and the estimated assets acquired and liabilities assumed have been included in Napster’s financial statements from the date of acquisition. Management determined the allocation and estimate of fair value with the assistance of a third party independent appraiser. The allocation of the purchase price to the tangible and identifiable intangible assets acquired is summarized below (in thousands):

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

Current assets and other assets include content advances paid to third-party content providers as part of agreements to make digital content available to Napster. These advances are expensed as content fees become due in accordance with the terms of the related agreements, generally based on usage.

NAPSTER, INC.

The following unaudited pro forma results of continuing operations are calculated as if Pressplay had been acquired at the beginning of the period presented (in thousands, except per share amount):

Nine Months Ended December 31, 2003
Net revenues	$6,697
Net loss from continuing operations	$41,940
Basic and diluted net loss per share from continuing operations	$1.58
Weighted average shares used in computing net loss per share	26,497

NOTE 3—RESTRICTED CASH, INVESTMENTS AND FAIR VALUE HEDGE

Restricted cash

At December 31, 2004, Napster had $735,000 of restricted cash, which served as collateral for an irrevocable standby letter of credit that provides financial assurance that Napster will fulfill its obligation to the lessor of a facility used by CSD. The cash is held in custody by the issuing bank and is restricted as to withdrawal or use. Pursuant to the Agreement, Sonic assumed this lease and the restriction on this cash is expected to be released by the landlord. The restriction had not been released as of December 31, 2004.

Short-term investments

Napster’s short-term investments consist of the following (in thousands):

	December 31, 2004 Fair Value	March 31, 2004 Fair Value
Commercial paper	$3,564	$16,256
Corporate securities	11,351	5,067
Municipal securities	5,188	6,654
U.S. agencies securities	7,986	513
Sonic Solutions common stock	14,672	—

Total short-term investments	$42,761	$28,490

The fair values of Napster’s investments in marketable securities and short-term investments approximate fair value.

There were $697,000 and $(276,000) of net unrealized gains (losses) at December 31, 2004 and March 31, 2004, respectively.

Short-term investments include 653,837 shares of unregistered stock of Sonic (the “Sonic Shares”) that were received pursuant to the Agreement. The Sonic Shares are considered investments “available for sale” pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, because Napster intends to sell them as soon as they are registered. Under the Agreement, Sonic is required to register the shares and the Company believes it is probable the shares will be registered. The Sonic Shares are marked to market value as of each period end.

Excluding the Sonic Shares, approximately $18.2 million and $27.2 million of the short-term investments mature in less than one year as of December 31, 2004 and March 31, 2004, respectively. The remaining short-term investments generally have effective maturity dates between one and two years. As the short-term investments represent the investment of cash available to fund current operations, the entire balance has been classified as short-term in the balance sheet.

NAPSTER, INC.

Realized gains on investments were approximately $666,000 and $30,000 for the three months ended December 31, 2004 and 2003, respectively, and $466,000 and $23,000 for the nine months ended December 31, 2004 and 2003, respectively.

Fair-Value Hedge

On December 29, 2004, Napster entered into a forward contract to hedge the 653,857 Sonic Shares. Napster entered into this forward contract to hedge exposures resulting from changes in fair market value. The changes in fair value of the forward contract are intended to offset changes in the expected market value of the Sonic Shares. The Sonic Shares are collateral for the forward contract.

This forward contract is exercisable between six and twelve months after it was entered into and is accounted for as a fair value hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires us to recognize the hedge as either an asset or liability on the balance sheet, measured at fair value. Additionally, pursuant to SFAS No. 133, changes in the intrinsic value of this fair-value hedge are recognized as gains or losses in current operations within other income (loss.) Effective December 29, 2004 when the hedge was put in place, gains or losses on fair value changes of the hedged Sonic Shares are also recognized in current operations in other income (loss), offsetting any gain or loss on the fair value hedge. Napster will record any ineffective portion of the hedging instruments as a gain or loss in current operations. As of December 31, 2004, Napster reflected in accumulated other comprehensive income a $1.2 million unrealized gain on the Sonic shares related to the period from when the shares were received until the hedge was in place.

Long-term investments

In August 2002, Napster made a strategic investment of $3.0 million in YesVideo, a company specializing primarily in video-to-DVD conversion services. Napster owned approximately 11% of YesVideo at March 31, 2004, did not have significant influence over YesVideo’s operating and financial policies, and was not represented on YesVideo’s board of directors. As a result, the investment was accounted for using the cost method of accounting. Since March 31, 2004, there have been no events or circumstances that suggest that the fair value of this investment is lower than cost. Napster monitors its cost method investments for other than temporary decreases in fair value. In the nine months ended December 31, 2004, no impairments have been recognized on cost method investments. Napster sold this investment to Sonic as part of the CSD divestiture described in Note 1.

NOTE 4—BALANCE SHEET DETAIL

Prepaid expenses and other current assets

	December 31, 2004	March 31, 2004
	(in thousands)
Prepaid marketing fees	$2,305	$—
Other prepaid fees	2,103	2,952
Receivable from Sonic	961	—
Content advances	517	2,709
Finished goods inventories	210	694
Cash held in escrow	—	1,125
Deferred tax asset	—	996

	$6,096	$8,476

NAPSTER, INC.

Prepaid marketing fees consist of amounts paid to a strategic marketing partner for future marketing services. These prepayments are expensed as marketing services are received, based on third party fair values of the services received, limited to the contractual value. In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” including subsequent interpretations (“EITF 01-09”), to the extent that any service received from a customer does not have a separately identifiable benefit, or fair value can not be determined, the contractual value of the service is reported as a reduction of revenue. The recoverability of this balance is subject to regular review by management.

Content advances are advances paid to third-party content providers as part of an agreement to make digital content available to Napster. These advances are being expensed as content fees become due in accordance with the terms of the related agreements, generally based on usage. Advances that are not expected to be recovered by the end of their contractual terms are expensed if they are not refundable. The recoverability of these balances is subject to regular review by management.

Advertising costs, with the exception of production costs related to television advertising, are expensed as incurred through direct spending. Advertising costs were approximately $5.8 million and $6.5 million for the three months ended December 31, 2004 and 2003, respectively, and $14.6 million and $8.1 million for the nine months ended December 31, 2004 and 2003, respectively. Production costs related to television advertising are expensed the first time the television advertisement is broadcast. There were no deferred production costs related to television advertising at December 31, 2004 and March 31, 2004.

Property and equipment

		December 31, 2004	March 31, 2004
		(in thousands)
Property and equipment, net:	Life
Computer equipment and software	3-5 years	$7,554	$15,064
Furniture and fixtures	3-8 years	74	776
Leasehold improvements	Life of lease	374	1,296
Capitalized software development costs	3-5 years	530	475

		8,532	17,611
Less: Accumulated depreciation		(3,901)	(7,678)

Property and equipment, net		$4,631	$9,933

Depreciation expense in ongoing operations totaled $678,000 and $618,000 for the three months ended December 31, 2004 and 2003, respectively, and $2.0 million and $1.3 million for the nine months ended December 31, 2004 and 2003, respectively. Depreciation expense in discontinued operations totaled $559,000 and $849,000 for the three months ended December 31, 2004 and 2003, respectively, and $1.9 million and $2.8 million for the nine months ended December 31, 2004 and 2003, respectively. In connection with the CSD divestiture we sold property and equipment totaling $10.3 million gross, net of $7.7 million of accumulated depreciation.

NAPSTER, INC.

Capitalized software development costs

In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” software development costs incurred as part of an approved project plan that result in additional functionality to our internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, generally three years.

Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers pursuant to SFAS No. 86, “Computer Software to be Sold, Leased, or Otherwise Marketed.” The Company has not capitalized any software development costs as technological feasibility is generally not established until a working model is completed at which time substantially all development is complete.

Property and equipment acquired under capital leases

Computer equipment and software includes $274,000 and $1.9 million of gross assets acquired under capital leases at December 31, 2004 and March 31, 2004, respectively. Related depreciation expense in continuing operations included in accumulated depreciation was $23,000 and $46,000 for the three and nine months ended December 31, 2004, respectively, and zero in the nine months ended December 31, 2003. Related depreciation expense in discontinued operations included in accumulated depreciation was $312,000 and $131,000 for the three months ended December 31, 2004 and 2003, respectively, and $910,000 and $392,000 for the nine months ended December 31, 2004 and 2003, respectively.

Accrued liabilities

	December 31, 2004	March 31, 2004
	(in thousands)
Accrued affiliate and content liabilities	$3,549	$1,297
Accrued compensation and related expenses	2,350	3,218
Accrued professional fees	2,225	2,358
Other accrued liabilities	1,300	2,037
Accrued restructuring	365	3,576
Accrued technical support	364	1,016
Accrued royalties	91	2,546
Accrued sales returns reserve	—	9,166
Accrued marketing development funds	—	2,782
Accrued litigation	—	2,108

	$10,244	$30,104

NAPSTER, INC.

NOTE 5—IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets

The gross carrying amounts and accumulated amortization of identifiable intangible assets are as follows for the periods presented (in thousands):

	December 31, 2004		March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Including Effects of Foreign Currency Exchange)
Patents	$376	$261	$5,627	$5,418
Trademark	5,982	4,243	8,116	4,670
Covenant not to compete	—	—	6,010	6,010
Purchased technology	—	—	11,158	8,914
OEM relationships	—	—	1,186	1,186
Capitalized website development costs	—	—	1,823	1,823

Total	$6,358	$4,504	$33,920	$28,021

Net book value		$1,854		$5,899

Identifiable intangible assets are generally amortized over three years. Amortization of identifiable intangible assets for continuing operations was $506,000 and $581,000 for the three months ended December 31, 2004 and 2003, respectively, and $1.6 million and $1.7 million for the nine months ended December 31, 2004 and 2003, respectively. Depreciation and amortization of identifiable intangible assets within discontinued operations was $663,000 and $685,000 for the three months ended December 31, 2004 and 2003, respectively, and $2.1 million and $2.0 million for the nine months ended December 31, 2004 and 2003, respectively. On December 17, 2004, in connection with the divestiture of CSD to Sonic, Napster sold intangible assets with a gross and net book value of $28.5 million and $376,000, respectively.

The estimated remaining amortization expense for identifiable intangible assets is as follows (in thousands):

Fiscal Year Ending March 31,
2005 (remaining three months)	$506
2006	1,348

Total	$1,854

Goodwill

Changes in the carrying amount of goodwill are as follows (in thousands):

	For the Nine Months Ended December 31, 2004	For the Year Ended March 31, 2004
Balance at beginning of fiscal year	$89,516	$53,040
Goodwill resulting from the acquisition of Napster, LLC	(51)	34,709
Divestiture of CSD	(55,597)	—
Effect of foreign currency exchange	790	1,767

Balance at end of period	$34,658	$89,516

NAPSTER, INC.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Napster annually evaluates the carrying value of goodwill and adjusts the carrying value if the asset’s value has been impaired. In addition, Napster periodically evaluates if there are any events or circumstances that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. Napster completed its most recent annual goodwill impairment review as of March 31, 2004 and concluded that goodwill was not impaired. Since March 31, 2004 there have been no events or circumstances that would require an updated impairment assessment.

During January 2005, following the divestiture of CSD which utilized all of our outstanding tax net operating losses, Napster decided to make a tax election to step up the basis in Pressplay goodwill for tax purposes. As a result, the Pressplay goodwill is deductible for tax purposes, and in accordance with FAS 109, this tax deduction represents a tax temporary difference. As of December 31, 2004, due to our history of losses and the fact that this deferred tax liability would reverse only if the business was sold or the goodwill impaired, reversal of the deferred tax liability is not reasonably assured. Accordingly a deferred tax liability and related expense for this item of approximately $1.5 million has been recorded.

NOTE 6—RESTRUCTURING

The following table summarizes Napster’s total restructuring accrual as of March 31, 2004 and the activity during the nine months ended December 31, 2004 (in thousands):

	Lease Termination Costs	Severance and Other Benefits	Other Costs	Total
Total provision at March 31, 2004	$3,603	$1,233	$478	$5,314
Additional provision	—	773	312	1,085
Adjustment to provision	(316)	—	—	(316)
Cash payments	(932)	(1,513)	(611)	(3,056)
Non cash items - Others	82	9	1	92
Liabilities assumed by Sonic Solutions upon divestiture	(2,437)	(137)	(180)	(2,754)

Total provision at December 31, 2004	$—	$365	$—	$365

On December 17, 2004, Napster sold substantially all of CSD’s assets and liabilities to Sonic. As part of the divestiture, Napster terminated certain employees and incurred a $721,000 restructure charge. Sonic agreed to reimburse Napster for all severance costs for individuals terminated in connection with the transaction and assumed all pending restructure obligations. At December 31, 2004, the $721,000 reimbursement has been recorded as an offset to the associated restructure charge in discontinued operations. The $2.8 million provision reversal upon the divestiture was recorded in connection with the transfer of the restructure obligations to Sonic.

NAPSTER, INC.

NOTE 7—SHORT-TERM DEBT

Short-term debt consists of the following (in thousands):

	December 31, 2004	March 31, 2004
Revolving credit agreement	$15,000	$15,000
Obligations under capital leases with 12% interest rate	126	420

	$15,126	15,420

Napster has an agreement with a bank to provide a $17.0 million revolving line of credit, collateralized by substantially all of its assets. The line of credit bears interest at a variable rate of prime plus 0.50% per annum and expires in December 2006. The line of credit contains a material adverse conditions clause and certain covenants that require Napster to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $45.0 million, (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 10% of net accounts receivable to total borrowings under the line of credit of not less than 2.00 to 1.00. At December 31, 2004, Napster was in compliance with all covenants and had drawn down $15.0 million under the line of credit.

NOTE 8—STOCKHOLDERS’ EQUITY

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Other comprehensive income for the periods presented represents foreign currency translation items associated with Napster’s operations in Europe, Canada and Japan.

No tax effect has been provided on the foreign currency translation items for any period shown, as we have recorded a full valuation allowance. The tax effect of the unrealized loss on marketable securities was immaterial for the three months ended December 31, 2004 and 2003, respectively, and for the nine months ended December 31, 2004 and 2003, respectively.

On December 17, 2004, Napster realized the accumulated comprehensive gains and losses related to transactions in and with entities sold to Sonic and entities substantially liquidated in connection the CSD divestiture.

Common Stock

On June 17, 2004, Napster entered into a Common Stock Purchase Agreement with Best Buy Enterprise Services, Inc. (“Best Buy”). Under the terms of a related multi-year agreement, Best Buy Stores, L.P., an affiliate of Best Buy will promote Napster as its leading digital music service through comprehensive in-store marketing activities as well as extensive broadcast, print and online advertising. Best Buy will also market a co-branded version of Napster which will be made available to customers via retail locations and online through Bestbuy.com. Subject to certain conditions, Best Buy will receive Napster stock with a value of up to $10 million over the term of the agreement and Napster will engage with Best Buy in jointly funded marketing activities. On June 17, 2004, Napster issued approximately 1.1 million shares of common stock valued at approximately $5.0 million to Best Buy at a cash purchase price of $0.01 per share. The shares of common stock were valued based on the closing selling price per share as reported by the National Association of Securities Dealers on the NASDAQ National Market and published in The Wall Street Journal on the date the stock purchase agreement was signed. The difference between the fair value of the shares and the cash purchase price was recorded as a prepaid marketing expense upon issuance of the shares in June 2004.

In November 2002, we acquired certain assets of Napster, Inc., an online music file-sharing service, for $5.7 million in cash and warrants to purchase 100,000 shares of the Company’s common stock at a price of $3.12 per share. On November 29, 2004, this warrant was exercised in a cashless transaction for 66,227 shares of common stock.

NAPSTER, INC.

The $186,000 adjustment to additional paid-in-capital during the nine-month period ended December 31, 2004 was a result of adjustment of stock issuance costs related to the common stock issuances during fiscal 2004.

Employee Stock Options

The Company’s stock option plans provide that stock options will be 100% vested in the event of a change in control, as defined in the respective option plan. During December 2004, in connection with the CSD divestiture, the Board authorized that all stock options for terminated CSD employees would be vested in full as of the employee’s termination date. The vesting of options to purchase a total of 728,420 shares of common stock were accelerated pursuant to this authorization, and, in accordance with APB No. 25 and FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, the Company recorded an associated $1.7 million stock based compensation charge included in results from discontinued operations.

Non-employee Stock Options

On December 13, 2004, an outside consultant was granted options to purchase 40,000 shares of common stock. This option grant has been accounted for in accordance with EITF 96-18. Approximately $14,000 of stock-based compensation was recorded during the three and nine month periods ended December 31, 2004.

NOTE 9—BUSINESS SEGMENT, GEOGRAPHIC INFORMATION AND CONCENTRATIONS

Segment information

Effective December 17, 2004, Napster operates in a single segment. Prior to December 17, 2004, Napster operated its business in two reportable segments or divisions: the consumer software division (“CSD”) and the online music distribution division. Substantially all of the assets and liabilities of CSD were sold to Sonic pursuant to the Agreement (see notes 1 and 11). The disposition is accounted for by Napster in accordance with SFAS 144. Therefore, CSD’s results of operations and cash flows have been reclassified to results of operations and cash flows from discontinued operations for all periods presented (See note 10).

Geographic information

Net revenue by countries -

The following table presents net revenues from continuing operations by geography based on the location of customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
United States	$10,660	$3,604	$26,556	$5,903
United Kingdom	1,451	—	2,737	—

	$12,111	$3,604	$29,293	$5,903

NAPSTER, INC.

Long-lived assets –

The following table presents long-lived assets, excluding goodwill and identifiable intangible assets, by country based on the location of the assets (in thousands):

	December 31, 2004	March 31, 2004
United States	$5,108	$12,969
United Kingdom	22	416
Canada	—	964
Japan	—	332

	$5,130	$14,681

Cash and investments –

The following table presents cash and investments by country (in thousands):

	December 31, 2004	March 31, 2004
United States	$128,741	$60,950
United Kingdom	2,762	145
Canada	—	2,234
Denmark	7,729	12
The Netherlands	—	2,691
Other countries	655	1,104

	$139,887	$67,136

Napster does not anticipate that it will incur any material U.S. income or foreign withholding taxes when cash is repatriated to the U.S.

Significant customers and accounts receivable -

No end-user customer accounts for more than 10% of net revenues. However, substantially all of our customers pay through a credit card company that accounts for 13% and less than 10% of our net accounts receivable at December 31, 2004 and March 31, 2004, respectively. One distributor of our prepaid cards accounts for 74% and less than 10% of our net accounts receivable at December 31, 2004 and March 31, 2004, respectively.

NAPSTER, INC.

NOTE 10—DISCONTINUED OPERATIONS

As described in Note 1, on December 17, 2004 Napster sold substantially all of the assets and liabilities constituting CSD, including all of the capital stock of certain international subsidiaries historically included in CSD, to Sonic. The remaining international subsidiaries historically included in CSD have been substantially liquidated. The disposition is accounted for by Napster as a discontinued operation in accordance with SFAS No. 144. Therefore, CSD’s results of operations and cash flows have been classified as results of operations and cash flow from discontinued operations for all periods presented.

Operating Results of Discontinued Operation

Summarized selected condensed consolidated statement of operations for the discontinued operations are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net revenues	$14,350	$15,159	$54,513	$59,834
Gross profit	9,385	9,752	39,551	19,202
Operating expenses	10,752	16,578	31,820	47,202
Income before income tax provision	29,867	(7,305)	40,325	3,485
Gain on divestiture	30,395	—	30,395	—
Net income (loss) from discontinued operations	$29,205	$(7,662)	$39,323	$64

NAPSTER, INC.

Geographic Information and Concentrations within Discontinued Operations

The following table presents net revenues from discontinued operations by countries based on the location of customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
United States	$7,446	$6,716	$30,015	$35,431
Canada	3,487	1,721	9,646	6,893
United Kingdom	1,105	662	3,674	3,048
Japan	773	1,699	3,260	3,986
Germany	482	1,434	2,431	3,394
Other countries	1,057	2,927	5,487	7,082

	$14,350	$15,159	$54,513	$59,834

The following individual customers accounted for a significant portion of the Company’s net revenues from discontinued operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Ingram Micro	29%	17%	22%	16%
Navarre Corporation	15%	20%	15%	15%
Dell Computer Corporation	*	17%	*	21%

*	Less than 10%

NOTE 11—LITIGATION

Napster and Pressplay have been notified by a number of companies that the Pressplay and Napster online music distribution services may infringe patents owned by those companies. Napster is investigating the nature of these claims and the extent to which royalties may be owed by Napster and Pressplay to these entities. The ultimate resolution of this matter cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549 alleging infringement of certain of its patents by the Napster service. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005, SightSound moved for a preliminary injunction of the Napster service and Napster moved for a stay of the proceedings pending the outcome of Napster’s reexamination application. Napster believes that SightSound’s motion for preliminary injunction is without merit. The court has not ruled on either motion to date. The case is at an early stage and the outcome cannot be predicted with any certainty. As a result, the impact may be material to our business, financial position, cash flows or results of operations.

On December 12, 2003, Optima Technology Corporation filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx alleging infringement of certain of its patents by

NAPSTER, INC.

CSD’s Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. This matter and any other claims related to CSD and MGI Software Corp have been assumed by Sonic in connection with the sale of CSD to Sonic. However, Napster is still a named party in the Optima litigation that was assumed by Sonic. Napster believes that the Optima claims are without merit and intends to defend itself vigorously. On February 20, 2004, Napster filed a countersuit against Optima Technology Corporation alleging infringement of certain patents owned by Napster at that time. Following that countersuit, Napster obtained a favorable ruling of the court on the definition of certain key terms in the claims of Optima’s patent.

Napster is a party to other litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Napster believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payments

On December 16, 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” which replaces the previously effective SFAS No. 123 and supersedes APB No. 25. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations. The standard allows the enterprise to select its option pricing model (for example, the “binomial” approach to value stock options or the Black-Scholes option pricing model that we currently use). The effective date of the proposed standard for public companies is for the first interim or annual reporting periods beginning after June 15, 2005. We have not completed our assessment of the impact of the proposed standard on our financial condition or results of operations.

Other-than-temporary Impairment

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application To Certain Investments.” The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115 and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

NOTE 13—SUBSEQUENT EVENTS

On January 24, 2005, Napster issued 7,100,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $7.35 per share with gross proceeds of $52.2 million. The gross proceeds will be reduced by placement fees and legal fees totaling approximately $3.5 million.

NAPSTER, INC.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Executive Summary—a high level discussion of the business including a discussion of our strategy, opportunities, challenges and risks.

•	Significant Agreements and Transactions—a discussion of our significant acquisitions, divestitures, and other agreements.

•	Critical Accounting Policies and Estimates—a discussion of accounting policies that require critical judgments and estimates.

•	Results of Continuing Operations—an analysis of our consolidated results of continuing operations for the periods presented in our financial statements.

•	Results of Discontinued Operations—an analysis of our consolidated results of discontinued operations for the periods presented in our financial statements.

•	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, and contractual obligations.

•	Litigation—a discussion of pending litigation, claims and related matters.

•	Recent Accounting Pronouncements—information on recent accounting pronouncements.

Executive Summary

Napster, among the most recognized brands in digital music, is a leading provider of online music for the consumer market. Our subscription service and our “a la carte” single track download service enable fans to sample one of the world’s largest and most diverse online music catalogues and experience the largest number of features using a secure and authorized platform. Napster users have access to songs from all major labels and hundreds of independents and have more ways to discover, share and acquire new music and old favorites. Napster subscribers also enjoy community features, such as the ability to email music tracks to other members and browse other members’ collections. For consumers who want to purchase songs and albums a la carte, rather than through a subscription, we also offer Napster Light, a “lighter” version of our Napster service that does not include the ability to stream or download unlimited tracks or enjoy other premium community features. Napster is currently available in the United States, Canada and the United Kingdom and is headquartered in Los Angeles with offices in San Jose, San Diego, New York and London.

Until December 17, 2004, Napster was known as “Roxio, Inc.” and operated its business in two divisions, the consumer software division and the online music distribution division, also known as the Napster division.

On December 17, 2004, Napster sold substantially all of the assets and liabilities constituting its Consumer Software Division (“CSD”) pursuant to an Asset Purchase Agreement (the “Agreement”) with Sonic Solutions (“Sonic”), a publicly traded California corporation. The sale included all of the capital stock of certain international subsidiaries historically included in CSD. The remaining international subsidiaries historically included in CSD have been substantially liquidated. Sonic paid a total of $72.3 million in cash and 653,837 shares of Sonic’s common stock valued at approximately $13.6 million as of the closing date, and is required to pay $721,000 to reimburse for severance costs associated with the transaction. Out of the proceeds, approximately $2.3 million represented a preliminary payment from Sonic related to the purchase price adjustment clauses of the Agreement. These proceeds have been deferred and will be recognized once the certain adjustments are finalized with Sonic. During December 31, 2004 Napster

NAPSTER, INC.

recorded a total gain of $30.4 million from the sale of CSD. The $721,000 severance reimbursement has been recorded as an offset to the associated restructure charge in discontinued operations. We intend to retain the proceeds and use them for general working capital purposes and to operate and expand our Napster business, including planned advertising campaigns.

Since the sale of our consumer software division, we have focused exclusively on our online music distribution business under the Napster brand and, since January 3, 2005, have been traded on the NASDAQ Stock Market under the symbol “NAPS.”

The Napster service allows users to legally stream, download and copy, or “burn” a wide variety of digital music. Napster launched the Napster service in October 2003, following the May 2003 acquisition of Napster, LLC (f/k/a Pressplay.)

Ongoing Operations

Our Napster division derives its primary revenues from online subscriptions and permanent music downloads, via our Napster service. This service offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded as well as the ability to purchase individual tracks or albums on an a-la-carte basis. Subscription and permanent download fees are paid by end user customers in advance either via credit card, online payment systems or redemption of pre-paid cards, gift certificates or partner promotional codes. This division also periodically licenses merchandising rights and resells hardware that our end users may utilize to store and replay their digital music content.

The online music business was launched under the Napster brand in the United States in October 2003. Prior to this launch we had online music revenue from the acquisition of a business, Napster, LLC, formerly known as Pressplay. During May 2004 the Napster division expanded its service to be available in both the United Kingdom and Canada. On September 1, 2004, Napster announced a preview version of its Napster To Go portable digital music subscription service. On February 3, 2005, we announced the consumer release of Napster To Go as part of our newest client release, version 3.0. Napster To Go lets consumers move an unlimited number of songs from Napster’s million plus catalog to compatible MP3 players for a monthly fee of $14.95. Napster To Go also lets consumers continue to enjoy unlimited full-length streaming and downloading on the PC. Napster To Go makes it easy for music fans to use an unlimited amount of music anywhere they want for a monthly subscription fee. Napster 3.0 builds on Napster’s award winning community features and includes new offerings such as Playlists To Go, which allows fans to easily transfer ready-made play lists to a device. Consumers will have a choice of MP3 players with which to enjoy Napster To Go. Beginning in early February 2005, the Creative Zen Micro, Gateway MP3 Photo Jukebox, iriver H10, and the Creative, iriver, and Samsung Portable Media Centers will all be Napster To Go compatible. The Samsung YH-920 will require firmware upgrades scheduled for release by mid-March 2005, as will the Dell Pocket DJ. We are supporting the release of Napster To Go with a fully-integrated marketing program. If the public availability of firmware upgrades are delayed, or there are not enough compatible MP3 players, our planned revenue growth could be adversely impacted.

We sell our online music services directly to end users through our Napster.com website, but also use retail distribution channels to promote and bundle the Napster services with other products they sell. If we lost access to our retail distribution partners, our revenues could be adversely impacted.

The market for online music is rapidly growing and we expect our online music business to continue to grow as the industry expands. This market is highly competitive and we expect competition to continue to increase in the future as the market expands. However, we believe that our unique technology positions us ahead of many of our competitors. Our strategy is to drive increased demand, and stay ahead of our competition by launching Napster To Go, expanding the features of our Napster service and providing our customers the best user experience.

The Napster division continues to operate at a loss and net negative cash flow due to our significant investments to expand service capabilities, market Napster To Go and grow world-wide.

NAPSTER, INC.

Discontinued Operations

CSD derived consumer software revenues primarily through distributors and direct sales to end users through the Company’s website and toll-free number. Distributors resold our consumer software products to retailers of computer software products. We also sold our software products to OEMs such as PC manufacturers and CD- and DVD-recordable drive manufacturers and integrators. Generally, OEMs bundled a standard (not fully featured) version of our software together with their products pursuant to licensing agreements with us.

Historically, our revenues originated primarily through OEM’s; however, the OEM distribution channels became increasingly competitive over time, resulting in increasing price pressure and lower revenue. To maintain growth, we broadened our distribution through retail channels and direct sales through our web store.

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

During December 2004, we sold substantially all of the assets and liabilities of the consumer software division to Sonic Solutions.

Significant Agreements and Transactions

Sale of Consumer Software Division

On December 17, 2004, Napster sold substantially all of the assets and liabilities of CSD pursuant to the Agreement with Sonic. The transaction was structured as an asset sale. The disposition is accounted for by Napster as a discontinued operation in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. Therefore, the results of operations and cash flows of CSD have been reclassified to results of operations and cash flows from discontinued operations for all periods presented.

Acquisition of Napster, LLC

In May 2003, Napster acquired substantially all of the ownership of Napster, LLC (formerly known as Pressplay), a provider of an online music service. Napster, LLC was not affiliated with Napster, Inc. Pressplay served as the foundation for Napster’s online music service which was launched on October 29, 2003 under the Napster brand. In consideration of the acquisition, Napster exchanged $12.5 million in cash, issued 3.9 million shares of Napster common stock valued at $23.5 million and obligated itself to pay up to $12.4 million in contingent payments based on Napster’s future cash flows from the Napster business. Napster incurred approximately $1.8 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price of the transaction. This acquisition was accounted for as a purchase and Napster, LLC’s (f/k/a Pressplay) results of operations are included in our financial statements from the date of acquisition. Prior to the launch of the Napster branded online music services in October 2003, online music revenues were minimal.

Divestiture of GoBack product line

In April 2003, Napster sold its GoBack product line and related tangible and intangible assets to Symantec. Cash consideration of $10.2 million was due at the date of the sale with a further $2.8 million held in escrow. This escrow was subject to claims for certain potential contingencies and was paid to Napster after the one-year anniversary date of the close of the transaction. A total of $1.1 million of the escrow amount was recognized as consideration at the time of the transaction. The remainder was recognized in April 2004, the one-year anniversary date of the close of the transaction after satisfaction of the conditions specified in the purchase agreement. Napster recorded a total gain of $12.3 million from the sale of the GoBack product line, including $1.7 million recognized in the quarter ended June 30, 2004.

NAPSTER, INC.

Common Stock Purchase Agreement

On June 17, 2004, Napster entered into a Common Stock Purchase Agreement with Best Buy. Under the terms of a related multi-year agreement, Best Buy’s affiliates, Best Buy Stores, L.P., will promote Napster as its leading digital music service through comprehensive in-store marketing activities as well as extensive broadcast, print and online advertising. Best Buy Stores, L.P. will also market a co-branded version of Napster which will be made available to customers via retail and online through Bestbuy.com. Subject to certain conditions, Best Buy will receive Napster stock with a value of up to $10 million over the term of the agreement and Napster will engage with Best Buy Shares, L.P. in jointly funded marketing activities. On June 17, 2004, Napster issued approximately 1.1 million shares of common stock valued at approximately $5.0 million to Best Buy at a cash purchase price of $0.01 per share. The difference between the fair value of the shares and the cash purchase price was recorded as prepaid marketing expenses upon issuance of the shares in June 2004.

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

Revenue Recognition, Returns and Allowances & Post-Contract Customer Support

Napster recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements” (“SAB 104”), Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables,” EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” including subsequent interpretations, and American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition.”

Ongoing operations

Napster has arrangements where customers pay one price for multiple products and services. In some cases, these arrangements involve a combination of hardware and services. In other cases, the customer pays a single price for multiple music downloads and months of music subscriptions. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units in accordance with EITF No. 00-21. Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values. In the event that there is no objective and reliable evidence of fair value, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Management applies significant judgment in establishing the fair value of multiple elements within revenue arrangements. Estimates of fair value represent our best estimate, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time revenue charges as future elements of the arrangements are delivered.

Napster has arrangements with certain customers whereby the customer provides goods or services to Napster. Our revenue and the charges for the goods or services provided by a customer are accounted for in accordance with EITF No. 01-09. The costs of separately identifiable goods or services received by Napster from a customer are valued at the cost Napster would incur to procure the same goods or services from a non-customer third party. If the goods or services cannot be separated, the total consideration is recorded as a reduction of revenues. Consideration paid to customers under these arrangements that exceed the separately identifiable value of the goods or services provided would be reflected as a reduction of the customer’s revenue. Management exercises significant judgment in determining the fair value of separately identified goods or services. Estimates of fair value represent our best

NAPSTER, INC.

estimate, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time expense or revenue charges.

Discontinued operations

For software product sales to distributors, revenues were recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees were fixed or determinable, evidence of an arrangement existed and collectibility was probable. CSD’s distributor arrangements provided distributors with certain product rotation rights. Additionally, CSD permitted its distributors to return products in certain circumstances, generally during periods of product transition. End users additionally have the right to return their product within 30 days of the purchase. The Company established allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition when Right of Return Exists” and SAB 104. These allowances were computed based on historical experience and recorded as a direct reduction of revenues and as an accrued liability. Management applied significant judgment in determining the historical returns experience to apply against current period revenue.

For direct software product sales to end users, revenues were recognized upon shipment by CSD to the end users provided all appropriate revenue recognition criteria were met. End users additionally had the right to return their product within 30 days of the purchase. Napster established allowances for expected product returns in accordance with SFAS No. 48 and SAB 104. These allowances were computed based on historical experience and recorded as a direct reduction of revenues and as an accrued liability. Management applied significant judgment in determining the historical returns experience to apply against current period revenue.

Napster utilized mail-in rebates (“MIRs”) as a marketing tool to promote its CSD products and acquire new end users. Estimated redemption of MIRs was recorded as a direct reduction to revenues and accrued at the date the related revenues were recognized. Estimates were based upon historical redemption rates and current market factors. Management applied significant judgment in determining the historical rebate experience rate to apply against current period revenue.

In connection with the retail sale of our products, CSD provided customers a limited amount of free technical support assistance including bug fixes, work-arounds, patches and compatibility updates that were downloadable from our website. In accordance with SOP No. 97-2, Napster did not defer the recognition of any revenue associated with this free technical support assistance but accounted for this obligation by accruing the estimated cost of providing such assistance as the associated revenue was recognized.

All CSD product return, rebate and technical obligations were assumed by Sonic as of December 17, 2004.

Prepaid Content Advances and Marketing Fees

We recognize up front advance payments for digital content and marketing fees in Prepaid and Other Current Assets. Prepaid Content Advances are expensed as content fees and become due in accordance with the terms of the related agreements, generally based on usage. Prepaid Marketing Fees are expensed as we receive separately identifiable marketing services from our strategic marketing partners. Advances that are not recovered by the end of their contractual terms may be non-refundable. The recoverability of these balances is subject to regular review by management considering expected future content fees and marketing services. The estimates of expected future benefits include judgments about growth in demand for our products, performance by our strategic partners and fair values for related services. Changes in these estimates could require us to write down the carrying value of these advances and could materially impact our financial position and results of operations.

Capitalized software development costs

We account for development costs associated with software that is distributed to end users in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Pursuant to SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to our internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, generally three years.

NAPSTER, INC.

Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers pursuant to SFAS No. 86, “Computer Software to be Sold, Leased, or Otherwise Marketed.” The Company has not capitalized any software development costs as technological feasibility is generally not established until a working model is completed at which time substantially all development is complete.

Management applies significant judgment when determining whether products under development are technologically feasible or whether it is probable that they will result in additional functionality. These judgments include assessments of our development progress and expected performance. Additionally, the future realizability of capitalized software costs are subject to regular review by management considering expected future benefits. The estimates of expected future benefits include judgments about growth in demand for our products, performance by our strategic partners and fair values for related services. Changes in these estimates could require us to write down the carrying value of these capitalized amounts and could materially impact our financial position and results of operations.

Long-lived assets

Our long-lived assets consist primarily of goodwill and identifiable intangible assets and property and equipment. We review long-lived assets for impairment in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such events or circumstances include, but are not limited to, significant changes in general economic conditions, a significant decrease in the fair value of the underlying business, difficulty or delays in integrating an acquired business or a significant change in the operations of our business.

Management applies significant judgment when determining whether events or changes in circumstances indicate that a long lived asset may not be realizable and makes significant estimates while assessing the recoverability if an impairment evaluation is deemed necessary. These estimates include judgments about growth in demand for our products, sustainability of gross margins and our ability to integrate acquired companies and achieve economies of scale. Changes in these estimates could require us to write down the carrying value of our long-lived assets and could materially impact our financial position and results of operations.

Restructure Provisions

We record restructure provisions in accordance with SFAS No. 146, “Accounting for Exit Costs Associated with Exit or Disposal Activities.” In order to determine our restructuring liability, SFAS 146 requires us to make a number of assumptions. These assumptions include estimated sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We develop these assumptions based on our understanding of the current real estate market as well as current market interest rates. The assumptions used are our management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained. Napster’s estimates of the excess facilities charge may vary significantly depending, in part, on factors such as our success in negotiating with the lessor, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases, which may be out of our control. Pursuant to the Agreement, on December 17, 2004 Sonic assumed all liabilities on leases associated with our restructure provisions. As such, there is no outstanding facility restructure provision as of December 31, 2004.

NAPSTER, INC.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets as of December 31, 2004, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating losses and accrued liabilities and other provisions, not currently deductible for tax purposes. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Equity Instruments

Napster accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date of grant.

Napster accounts for equity instruments received from other companies in accordance with EITF 00-08, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services”, which requires that the instrument be recorded at fair value and marked to market each period.

Management generally estimates the fair value of non-traded equity instruments using the Black-Scholes model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, which could materially impact our financial position and results of operations.

NAPSTER, INC.

Results of Continuing Operations

Our fiscal year ends on March 31. Unless otherwise stated, all years and dates refer to our fiscal year.

The financial information presented in this quarterly report is not necessarily indicative of our financial position, results of operations or cash flows in the future.

The following table sets forth, as a percentage of total revenue, certain consolidated statements of operations data for the continuing operations for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Net Revenues
	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003
Net revenues	100%	100%	100%	100%
Cost of revenues
Cost of revenues	80%	96%	81%	89%
Amortization of purchased technologies	0%	1%	0%	1%

Gross profit	20%	3%	19%	10%

Operating expenses:
Research and development	24%	99%	31%	150%
Sales and marketing	76%	245%	78%	207%
General and administrative	45%	139%	53%	265%
Amortization of intangible assets	4%	15%	5%	27%
Stock-based compensation charges	1%	7%	2%	11%

Total operating expenses	150%	505%	169%	660%

Loss from operations	(130%)	(502%)	(150%)	(650%)
Other income, net	7%	4%	3%	8%

Loss before provision (benefit) for income taxes	(123%)	(498%)	(147%)	(642%)
Provision (benefit) for income taxes	13%	0%	5%	0%

Net income (loss) from continuing operations	(136%)	(498%)	(152%)	(642%)

NAPSTER, INC.

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations:

	For the Three Months Ended December 31,		As a Percentage of Net Revenues For the Three Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Online music revenues :
Content	$11,990	$3,604	99%	100%
Hardware & license	121	—	1%	0%

Total online music revenue	$12,111	$3,604	100%	100%

	For the Nine Months Ended December 31,		As a Percentage of Net Revenues For the Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Online music revenues :
Content	$27,610	$5,903	94%	100%
Hardware & license	1,683	—	6%	0%

Total online music revenue	$29,293	$5,903	100%	100%

We began to generate online music revenues with the acquisition of Napster, LLC in May 2003.

Content revenues increased approximately 233% from $3.6 million to $12.0 million and 368% from $5.9 million to $27.6 million in the three months and nine months ended December 31, 2004 and 2003, respectively, due to subscriber growth. The Napster service was launched in the United States during October 2003 and in the United Kingdom and Canada during May 2004. Since these launches, our subscriber base has increased steadily, reaching 270,000 as of December 31, 2004. We anticipate that content revenues will continue to increase in the future as a result of continued marketing activities and initiatives to increase customer growth and international expansion, and as the overall online music market expands.

Hardware and license revenues increased due to sales of hardware and trademark licenses in fiscal 2005, which did not occur in the prior fiscal year. We anticipate that hardware and license revenues will fluctuate depending on the hardware promotions and trademark licenses that we enter into each period.

NAPSTER, INC.

Geographic Revenues

The following table sets forth, for the periods indicated, our revenues from continuing operations per geographic area:

	For the Three Months Ended December 31,		As a Percentage of Net Revenues For the Three Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Online music revenues:
North America	$10,660	$3,604	88%	100%
United Kingdom	1,451	—	12%	—

Total online music revenues	$12,111	$3,604	100%	100%

	For the Nine Months Ended December 31,		As a Percentage of Net Revenues For the Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Online music revenues:
North America	$26,556	$5,903	91%	100%
United Kingdom	2,737	—	9%	—

Total online music revenues	$29,293	$5,903	100%	100%

The increase in revenues in both geographies is related to the launch of the online music service in the United States during October 2003 and the launches of the service in the United Kingdom and Canada in May 2004. We anticipate that the mix of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives focused on world-wide customer growth and international expansion.

Gross Margin

The following table sets forth, for the periods indicated, our gross margins from the continuing operations in thousands and as a percentage of total revenue:

	Gross Margin For the Three Months Ended December 31,		As a Percentage of Net Revenues For the Three Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Online music :
Content	$2,386	$109	20%	3%
Hardware & license	36	—	0%	0%

Total online music margin	$2,422	$109	20%	3%

NAPSTER, INC.

	Gross Margin For the Nine Months Ended December 31,		As a Percentage of Comparable Revenues For the Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Online music :
Content	$5,574	$566	19%	10%
Hardware and license	75	—	0%	0%

Total online music margin	$5,649	$566	19%	10%

Gross margin for online music is the profit from revenues after deducting the cost of royalties to content providers and publishers, technical support, transaction processing fees, bandwidth and hosting costs, depreciation and amortization of infrastructure assets related to the delivery of our online services, and any other direct costs of the net revenues.

Direct gross margin on content revenue increased to 20% from 3% in the three months ended December 31, 2004 compared to the same period in the prior year, and increased to 19% from 10% for the nine months ended December 31, 2004, compared to the same period in the prior year. Napster’s continuing operations have a relatively fixed cost base that was put in place in October 2003 as part of the launch of the Napster service. Margins are improving steadily as revenues have grown in contrast to those fixed costs.

Hardware and license gross margins fluctuate based on the nature of the hardware promotions and the volume of trademark licenses in each period. There were no hardware or license revenues for the nine months ended December 31, 2003. During the three months ended December 31, 2004, Napster sponsored a $111,000 hardware promotion at break-even, and had immaterial license revenues.

We expect online music gross margins to grow as we expand revenues and maintain our fixed infrastructure base.

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

NAPSTER, INC.

The following table sets forth, for the periods indicated, our operating costs (in thousands and as a percentage of net revenues):

	For the Three Months Ended December 31,		As a Percentage of Net Revenues For the Three Months Ended December 31,
	2004	2003	2004	2003
Research and development	$2,885	$3,572	24%	99%
Sales and marketing	9,169	8,798	76%	245%
General and administrative	5,467	5,016	45%	139%
Amortization of intangible assets	474	550	4%	15%
Stock-based compensation charges	118	250	1%	7%

	$18,113	$18,186	150%	505%

	For the Nine Months Ended December 31,		As a Percentage of Net Revenues For the Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Research and development	$8,957	$8,841	31%	150%
Sales and marketing	22,911	12,207	78%	207%
General and administrative	15,587	15,644	53%	265%
Amortization of intangible assets	1,462	1,623	5%	27%
Stock-based compensation charges	569	659	2%	11%

	$49,486	$38,974	169%	660%

Research and Development

Research and development expenses consist primarily of salary, benefits and contractors’ fees for our development and other costs associated with the minor enhancements of existing products and development of new features for the online service.

Research and development expenses decreased $687,000 or 19% to $2.9 million for the three months ended December 31, 2004 from $3.6 million for the comparable period in the prior year. The decline was because research and development headcount decreased and associated facility charges are lower. During the three months ended December 31, 2003, Napster had additional resources to help prepare for the launch of the online music service.

Research and development expenses increased $116,000 or 1% to $9.0 million for the nine months ended December 31, 2004 from $8.8 million for the comparable period in the prior year. This net increase is due to a $1.2 million non-recurring charge in the quarter ended December 31, 2003 for one-time costs associated with launching the Napster service in October 2003, offset by a $1.4 million increase in ordinary research and development in the nine month period ended December 31, 2004 compared to December 31, 2003. This $1.4 million increase is primarily due to headcount fluctuations and because research and development charges fiscal 2004 did not begin until May 2003 after the Pressplay acquisition.

Research and development headcount for the Napster division was 70 as of December 31, 2004 and 71 as of December 31, 2003.

NAPSTER, INC.

We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to invest in online music features and services, but will remain flat or decrease as a percentage of total revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of salary, commissions and benefits for sales and marketing personnel and costs associated with advertising and promotions.

Sales and marketing expenses increased $371,000 or 4% to $9.2 million for the three months ended December 31, 2004 from $8.8 million for the comparable period in the prior year. This increase was primarily due to $1.0 million of marketing activities in the United Kingdom during the three months ended December 31, 2004, offset by a $200,000 decrease in headcount spending during the three months ended December 31, 2004, compared to the same period in the prior year. Expenditures for domestic marketing programs were flat between the two periods.

Sales and marketing expenses increased $10.7 million or 88% to $22.9 million for the nine months ended December 31, 2004 from $12.2 million for the comparable period in the prior year. This increase was primarily due to $10.7 million of additional advertising and promotional spending on the Napster service during the nine months ended December 31, 2004 compared to the comparable period of the prior year, because the service was not launched until the third quarter of fiscal 2004. The increase was also due to $400,000 of additional staff and overhead expenses because fiscal 2005 included a full nine months, whereas the period ended December 31, 2004 included only seven months from the date the acquisition of Pressplay in May 2003.

Overall sales and marketing headcount for the Napster division increased to 20 at December 31, 2004 from 17 at December 31, 2003.

We expect sales and marketing expenses to increase in absolute dollars in the future as a result of continued marketing activities and initiatives to expand the online music business. During the quarter ending March 31, 2005 we expect to increase advertising spending by approximately $10 million.

General and Administrative

General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. General and administrative charges for the continuing operations include all corporate overhead charges that are not directly attributable to CSD.

General and administrative expenses increased $451,000 or 9% to $5.5 million for the three month period ended December 31, 2004 from $5.0 million for the comparable quarter in the prior year. This increase is primarily a result of $400,000 of additional professional service fees related to tax matters and compliance with Sarbanes Oxley during the three month period ended December 31, 2004.

General and administrative expenses were steady at $15.6 million for both the nine months ended December 31, 2004 and 2003. General and administrative expenses reflect $1.2 million of additional professional service fees related to tax matters and compliance with Sarbanes Oxley in fiscal 2005, offset by $1.2 million of additional headcount expense in corporate functions due to the fiscal 2004 restructuring.

General and administrative headcount for the Napster division was 34 at December 31, 2004 compared to 66 at December 31, 2003, and includes all corporate general and administrative employees.

We expect general and administrative expenses to decrease in absolute dollars in future periods because CSD has been sold and the Company has reduced corporate finance, human resources and information technology headcount to support the smaller online music organization.

NAPSTER, INC.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets decreased $76,000 or 14% to $474,000 for the three months ended December 31, 2004 compared to $550,000 in the same period of the prior year, and decreased $161,000 or 10% to $1.5 million for the nine months ended December 31, 2004 from $1.6 million in the nine months ended December 31, 2003. The decrease is because certain identifiable intangible assets became fully amortized during the first half of fiscal 2004.

Amortization of identifiable intangible assets is expected to be approximately $500,000 per quarter until May 2006, unless additional intangibles are acquired or existing intangibles are impaired.

Stock Based Compensation Charges.

Stock-based compensation charges relate to the amortization of costs associated with stock options issued to employees.

Stock based compensation charges decreased $132,000 or 53% to $118,000 for the three months ended December 31, 2004 from $250,000 for the comparable period in the prior year and decreased $90,000 or 14% to $569,000 from $659,000 for the nine months ended December 31, 2004, compared to the same period in the prior year, because employees departed and amortization of their deferred stock based compensation charges ended.

We expect stock-based compensation charges to fluctuate in the near term due to changes in our stock prices and the fact that some deferred charges will be fully amortized. During fiscal 2006 Napster will adopt FAS 123R and stock-based compensation charges are expected to increase.

Other Income, Net

Other income, net, consists primarily of interest income on our cash equivalents and short-term investments, interest expense, and realized gains (losses) on investments.

Interest income increased $189,000, or 129% to $336,000 for the three months ended December 31, 2004 from $147,000 for the comparable period in the prior year. Interest income increased $326,000, or 56% to $910,000 in the nine months ended December 31, 2004 from $584,000 for the comparable period in the prior year. These increases were primarily due to increases in short-term investments accounts. Short-term investments balance was $42.7 million at December 31, 2004 compared to $28.5 million at December 31, 2003.

Interest expense increased $163,000, or 418% to $202,000 for the three months ended December 31, 2004 from $39,000 for the comparable period in the prior year. Interest expense increased $386,000, or 327% to $504,000 in the nine months ended December 31, 2004 and 2003 from $118,000 for the comparable period in the prior year. These increases were primarily due to interest on the cash borrowings through our revolving line of credit.

Realized gains on investments were approximately $666,000 and $30,000 for the three months ended December 31, 2004 and 2003, respectively, and $466,000 and $23,000 for the nine months ended December 31, 2004 and 2003, respectively. The increase in realized gains investment was due to the sale of short term investments during December 2004.

Provision for Income Taxes

We have recorded a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. In the event that deferred tax assets would be realizable in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

During January 2005, following the divestiture of CSD, which utilized all of our outstanding tax net operating losses, Napster decided to make a tax election to step up the basis in Pressplay goodwill for tax purposes. As a

NAPSTER, INC.

result, the Pressplay goodwill is deductible for tax purposes and, in accordance with FAS 109, this tax deduction represents a tax timing difference that is shown as provision for income taxes.

For the three and nine month periods ended December 31, 2004, our tax provision consists of $1.5 million of tax expense related to the Pressplay goodwill election described above, as well as foreign income and withholding taxes. We have a mix of tax rates across the various jurisdictions in which we do business, and this estimate does not take into account any future benefit from loss carry forwards, which we may realize if we again achieve profitability and begin generating taxable income.

The income tax provision for the three and nine month periods ended December 31, 2003 was zero, because all ongoing operations were based in the United States and we had accumulated significant operating losses that we considered more likely than not would never be utilized. The increase in fiscal 2005 is associated with our international expansion and our decision to elect to deduct the Pressplay goodwill for tax purposes.

NAPSTER, INC.

Liquidity and Capital Resources

Napster ended the third quarter of fiscal 2005 with $139.9 million in cash, cash equivalents and short-term investments, including the $14.7 million fair value of the Sonic shares. These amounts consist principally of commercial paper, corporate bonds, U.S. government securities and money market funds, an increase of $72.8 million as compared to March 31, 2004. Our primary ongoing source of cash is receipts from revenues and proceeds from private equity placements. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments to content providers, payments for the production of our software products, and purchases of property and equipment. Our working capital was $105.3 million at December 31, 2004.

On January 24, 2005, we issued 7,100,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $7.35 per share with gross proceeds of $52.2 million. The gross proceeds will be reduced by placement fees and legal and accounting fees of in total approximately $3.5 million.

Line of Credit

In March 2004, Napster entered into an agreement with a U.S. bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. In June 2004, Napster amended the line of credit agreement to increase the available funding to $17 million in December 2004, Napster amended the line to release the lender’s security in assets sold to Sonic and extend the maturity date to December 2005. The line of credit bears interest at a variable rate of prime plus 0.5% per annum. The line of credit contains a material adverse conditions clause and certain covenants that require Napster to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $45.0 million, (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 10% of net accounts receivable, to total borrowings under the line of credit of not less than 2.00 to 1.00. At December 31, 2004, Napster was in compliance with all covenants and had borrowed $15.0 million under the line of credit.

Financial Position

We believe that the liquidity provided by existing cash, cash equivalents, short-term investments, and cash generated from the sale of common stock in January 2005 will provide sufficient capital to meet our requirements for at least the next 12 months. Napster operates and will continue to operate in the near term at a loss and net negative cash flow due to significant investments to expand its service capabilities and expand internationally.

We never held derivative financial instruments until December 2004. On December 29, 2004, Napster entered into a forward contract to hedge against changes in the fair market value of the 653,837 unregistered shares of Sonic stock. This forward contract, carried at fair value, has a maturity between six and twelve months. As a result of the hedge agreement, Napster has eliminated its exposure to changes in the fair value of the shares until the forward contract expires in December 2005.

NAPSTER, INC.

We do not currently hold any variable interest rate debt other than our revolving line of credit. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold other derivative financial instruments in the future.

Cash Flows

Cash flows from Continuing Operating Activities

Net cash used in continuing operating activities was $24.3 million in the nine months ended December 31, 2004, primarily due to a net loss of $44.5 million, net of $4.1 million of non-cash related expenses for depreciation, amortization and stock based compensation, a $6.1 million increase in deferred revenues, $6.5 million in non-cash expenses and $5.1 million increase in payables and accrued liabilities and a $2.0 million decrease due to increased accounts receivable and $578,000 of changes in other long term assets and other liabilities. The increase in payables and accruals is primarily related to accruals for professional fees associated with the Sonic Agreement and Sarbanes-Oxley compliance.

Net cash used in continuing operating activities in the nine months ended December 31, 2003 was $32.9 million, primarily due to a net loss of $37.9 million, net non-cash related expenses of $3.6 million, an increase in prepaid expenses and other current assets of $3.6 million related to content fee advances, an increase in accounts payable of $3.9 million, $662,000 increase in deferred revenue and other liabilities, and a decrease in income tax payable of $1.4 million. The increase in accounts payable was primarily due to timing of vendor payments. The decrease in income tax payable was primarily due to cash paid for income taxes.

Napster expects to continue to use cash for continuing operations as we continue to invest in our launch of Napster To Go, other new online music features and geographic expansion.

Cash flows from Investing Activities from Continuing Operations

Net cash used in investing activities was $660,000 in the nine months ended December 31, 2004, primarily as a result of $1.0 million release of restricted cash, offset by the purchase of $487,000 of equipment.

Net cash used in investing activities was $14.6 million in the nine months ended December 31, 2003, primarily as a result of $14.6 million used to purchase Napster LLC, formerly known as Pressplay, $3.0 million used to purchase capital equipment, $7.8 million used to purchase short-term investments, slightly offset by proceeds of $17.5 million from the sales and maturities of our marketable securities.

We expect investment activities to continue to provide funds as we use short-term investments to pay for the investments in the online music division.

Cash flows from Financing Activities from Continuing Operations

Net cash provided by financing activities was $3.2 million for the nine months ended December 31, 2004, primarily as a result of $3.3 million of net proceeds from the exercise of stock options and the employee stock purchase plan, slightly offset by $110,000 of principal cash payments made on our capital lease obligations.

Net cash provided by financing activities was $22.5 million for the nine months ended December 31, 2003, primarily as a result of $20.4 million of net proceeds from the issuance of common stock through a private equity financing in June 2003, $2.1 million of net proceeds from the exercise of stock options and the employee stock purchase plan and $31,000 from proceeds of short term borrowings.

Cash flows from Discontinued Operations

On December 17, 2004, Napster sold all of the assets and liabilities of CSD pursuant to the Agreement. During December 2004 Napster received $72.3 million of cash proceeds and recorded a total gain of $30.4 million from the sale of CSD.

NAPSTER, INC.

Litigation

Napster and Pressplay have been notified by a number of companies that the Pressplay and Napster online music distribution services may infringe patents owned by those companies. Napster is investigating the nature of these claims and the extent to which royalties may be owed by Napster and Pressplay to these entities. The ultimate resolution of this matter cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549 alleging infringement of certain of its patents by the Napster service. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005, SightSound moved for a preliminary injunction of the Napster service and Napster moved for a stay of the proceedings pending the outcome of Napster’s reexamination application. Napster believes that SightSound’s motion for preliminary injunction is without merit. The court has not ruled on either motion to date. The case is at an early stage and the outcome cannot be predicted with any certainty. If SightSound is able to obtain a preliminary injunction or prevail at trial, we may be unable to provide certain download or subscription features of the Napster service or may be forced to pay significant and costly license royalties, all of which will harm our business.

On December 12, 2003, Optima Technology Corporation filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx alleging infringement of certain of its patents by CSD’s Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. This matter and any other claims related to CSD and MGI Software Corp have been assumed by Sonic in connection with the sale of CSD to Sonic. However, Napster is still a named party in the Optima litigation that was assumed by Sonic. Napster believes that the Optima claims are without merit and intends to defend itself vigorously. On February 20, 2004, Napster filed a countersuit against Optima Technology Corporation alleging infringement of certain patents owned by Napster at that time. Following that countersuit, Napster obtained a favorable ruling of the court on the definition of certain key terms in the claims of Optima’s patent.

Napster is a party to other litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Napster believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

Recent Accounting Pronouncements

Share-Based Payments

On December 16, 2004, the Financial Accounting Standard Board (“FASB”) issued a Statement No. 123(R), “Share-Based Payment” which replaces the previously effective FASB Statement No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations. The standard allows the enterprise to select its option pricing model (for example, the “binomial” approach to value stock options or the Black-Scholes option pricing model that we currently use). The effective date of the proposed standard for public companies is for the first interim or annual reporting periods beginning after June 15, 2005. We have not completed our assessment of the impact of the proposed standard on our financial condition or results of operations.

NAPSTER, INC.

Other-than-temporary Impairment

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

NAPSTER, INC.

RISK FACTORS

You should carefully consider the risks described below and the other information in this quarterly report. Our business, financial condition or operating results could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to the occurrence of any of these risks.

Risks Relating to the Sale of Our Consumer Software Products Business

Selling our consumer software products business constituted a sale of a significant portion of our historical operating assets and a change in our business focus.

On December 17, 2004, we completed the sale of our consumer software division to Sonic Solutions and have subsequently focused exclusively on our online music distribution business, under the Napster brand. From May 19, 2003 to December 2004, our consumer software products business accounted for substantially all of our revenues, and prior to that, our consumer software products business accounted for all of our revenues. As a result of the sale of our consumer software products business, all of our revenues are now generated by our online music distribution business. We have limited experience in the highly competitive online music distribution business and cannot assure you that we will be successful in operating and growing such business. If we are not successful in operating and growing our online music distribution business, our business, results of operations and financial condition will be adversely affected.

The asset purchase agreement exposes us to contingent liabilities.

Under the asset purchase agreement, we have retained various liabilities relating to the consumer software products business and have agreed to indemnify Sonic Solutions under certain circumstances, if we have breached our representations and warranties contained in the asset purchase agreement and for other matters, including all liabilities retained by us under that agreement. For example, an indemnification claim by Sonic Solutions might result if we breach or default on any of our representations about the assets comprising our consumer software products business. Under the terms of the asset purchase agreement, if claims are made by Sonic Solutions, we may be required to expend significant cash resources in defense and settlement of such claims, which may adversely affect our business, results of operations and financial condition.

In addition, Sonic Solutions has assumed an aggregate of $16.4 million in current liabilities of our consumer software products division. If Sonic Solutions defaults on any such obligations, we may be responsible for making the defaulted payments. This may require us to expend significant cash resources, which may adversely affect our business, results of operations and financial condition.

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

NAPSTER, INC.

Risks Relating to Our Napster Service

Our online music services initiatives have a limited operating history and a history of losses and may not be successful.

On May 19, 2003 we acquired substantially all of the ownership interest of Napster, LLC (f/k/a Pressplay). We used the Pressplay-branded service as a technology platform to roll-out our online music services division in October 2003. The business models, technologies and market for online music services are new and unproven. Prior to our acquisition of Napster, LLC, consumer adoption and usage of the Pressplay-branded service had not been significant. On December 17, 2004, we completed the sale of our consumer software division to Sonic Solutions and have subsequently focused our business exclusively on our online music distribution business, under the Napster brand. You should consider the online music distribution business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development.

Our Napster business has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and may experience net losses thereafter. No assurance can be made that our Napster business will ever contribute net income to our statement of operations. If our Napster business is not successful, our business and business prospects could be harmed. Since April 1, 2003, just prior to our acquisition of Pressplay in May 2003, we have incurred $95.1 million of losses from continuing operations.

The success of our Napster service depends upon our ability to add new subscribers.

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

Our online music distribution business has lower margins than our former consumer software products business.

On December 17, 2004, we completed the sale of our consumer software division to Sonic Solutions and subsequently have focused our business exclusively on our online music distribution business, under the Napster brand. Costs of our online music distribution business as a percentage of the revenue generated by that business are higher than those of our former consumer software products business. The cost of third party content, in particular, is a substantial portion of revenues we receive from subscribers and end users and is unlikely to decrease significantly over time as a percentage of revenue. We expect this trend will continue to negatively impact our overall gross margins as our online music distribution business becomes our sole source of revenue, which may affect our ability to regain profitability.

We rely on the value of the Napster brand, and our revenues could suffer if we are not able to maintain its high level of recognition in the digital music sector.

We believe that maintaining and expanding the Napster brand is an important aspect of our efforts to attract and expand our user and advertiser base. We have embarked on a broad branding program to ensure that our position in the digital music sector continues to be strongly associated with the Napster name. Promotion and enhancement of the Napster brand will depend in part on our ability to provide consistently high-quality products and services. If we are not able to successfully maintain or enhance consumer awareness of the Napster brand or, even if we are successful in our branding efforts, if we are unable to maintain or enhance customer awareness of the Napster brand in a cost effective manner, our business, operating results and financial condition would be harmed.

NAPSTER, INC.

We face significant competition from traditional retail music distributors, from emerging paid online music services delivered electronically such as ours, and from “free” peer-to-peer services.

Our Napster service faces significant competition from traditional retail music distributors such as Tower Records as well as online retailers such as Amazon.com. These retailers may include regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order, record clubs, independent operators and online physical retail music distributors, some of which have greater financial and other resources than we do. To the extent that consumers choose to purchase media in non-electronic formats, it may reduce our sales, reduce our gross margins, increase our operating expenses and decrease our profit margins in specific markets.

Our online music services competitors include Apple Computer’s iTunes Music Store, Listen.com, the provider of the Rhapsody service and a subsidiary of RealNetworks, Inc., Yahoo!, which recently acquired MusicMatch, Sony Connect, Walmart.com, FYE, Microsoft’s MSN Music service and online music services powered by MusicNet such as AOL Music and Virgin. Internationally we currently compete with OD2 and Puretracks as well as with a number of the other competitors described above.

Our online music services also face significant competition from “free” peer-to-peer services, such as KaZaA, Morpheus, Grokster and a variety of similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. The legal status of these “free” services is uncertain, because although some courts have found that these services violate copyright laws, other courts have found that these same services do not violate any copyright laws, particularly in the case of Grokster. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.

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

In particular, some of these competitors offer other goods and services and may be willing and able to offer music services at a lower price than we can in order to promote the sale of these goods and services. This could harm the ability of our online music services to compete effectively in the marketplace.

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

We rely on third-party content providers, including music publishers and music labels, to offer music online content that can be delivered to users of our service. Rights to provide this content to our customers, particularly publishing rights, are difficult to obtain and require significant time and expense. In some cases, we pay substantial fees to obtain this third party content. In order to provide a compelling service, we must be able to continue to license a wide variety of music content to our customers with attractive usage rules such as CD recording, output to digital audio devices, portable subscription rights and other rights. In addition, if we do not have sufficient breadth and depth of the titles necessary to satisfy increased demand arising from growth in our subscriber base, our subscriber satisfaction may be affected adversely. We cannot guarantee that we will be able to secure licenses to

NAPSTER, INC.

music content or that such licenses will be available on commercially reasonable terms. Recently, we have begun to offer the Napster service outside of the United States. The expansion of the service abroad requires that additional publishing and sound recording licenses be obtained for music currently offered in the United States as well as for music that is available only in foreign markets. We cannot assure you that we will be able to obtain such licenses on favorable terms or at all. Failure to obtain these licenses will harm our business in existing and potential foreign markets and our revenues.

Under copyright law, we may be required to pay licensing fees for digital sound recordings we deliver in our Napster service. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration proceedings known as CARP proceedings which are subject to approval by the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. CARP proceedings relating to music subscription and non-subscription services offering music programming that qualify for various licenses under United States copyright law are pending. We cannot predict the outcome of these negotiations or CARP proceedings and may elect instead to attempt to directly license music content for our subscription and/or non-subscription services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States, and the availability of corresponding licenses for international performances is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. There are other negotiations and CARP proceedings in process which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these negotiations and CARP proceedings will also likely affect our business in ways that we cannot predict. Voluntarily negotiated rates for mechanical licenses with respect to streaming and conditional digital downloads with the Harry Fox Agency and National Music Publishers Association have not been agreed to, and we are currently operating under a standstill agreement until such time as such rates are negotiated. No agreement has been reached with performing rights societies such as ASCAP or BMI regarding whether digital downloads constitute public performances of copyrighted works that would trigger payment of public performance royalties. Depending on the rates and terms adopted for these voluntary and/or statutory licenses, our business could be harmed by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future CARP proceedings relating to music subscription delivery services, which may also adversely affect the online distribution of music.

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

In order for our Napster service to be successful we must design our service to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable digital audio players, and PCs. We

NAPSTER, INC.

depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our design objectives and to offer a service that is attractive to our customers. Currently, there are a limited number of devices that offer portable subscription functionality that is required to carry our services. Our software is not compatible with the iPod music player, the current equipment market leader. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, our business will be harmed.

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

NAPSTER, INC.

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

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of service introductions;

•	seasonal fluctuations in sales of our prepaid cards as well as other products and services;

•	potential declines in selling prices as a result of competitive pressures;

•	changes in the mix of our revenues represented by our various services;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as the music industry, on which we are particularly dependent;

•	foreign currency exchange rate fluctuations;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses; and

NAPSTER, INC.

•	expenses incurred in connection with the development of our online music distribution service.

We depend on key personnel who may not continue to work for us.

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

Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We plan to continue to increase the scope of our online music distribution operations domestically and internationally. In addition, we plan to continue to hire a significant number of employees this year for our online music distribution service. This anticipated growth in future operations will place a significant strain on our management resources.

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

Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total amortization of acquired intangible and purchased technology assets in ongoing operations was $1.6 million in the nine months ended December 31, 2004. Additional acquisitions and any additional impairment of the value of purchased assets could have a significant negative impact on future operating results.

NAPSTER, INC.

A significant portion of the revenues from our Napster service is derived from international revenues. Economic, political, regulatory and other risks associated with international revenues and operations could have an adverse effect on our revenues.

Because we operate worldwide, our business is subject to risks associated with doing business internationally. International net revenues did not account for a significant percentage of our net revenues prior to the sale of our consumer software products division; however, we anticipate that revenues from international operations will represent a substantial portion of our total net revenues as we expand our Napster service abroad. Accordingly, our future revenues could decrease based on a variety of factors, including:

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

We may be subject to intellectual property infringement claims, such as those claimed by SightSound Technologies, which are costly to defend and could limit our ability to use certain technologies in the future.

Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of their intellectual property rights, especially patents, than we do. Many parties are actively developing streaming media and digital distribution-related technologies, e-commerce and other Web-related technologies, as well as a variety of online business methods and models. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with streaming media, digital distribution and online businesses are likely to arise in the future and may be very costly. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our products and services will be issued in the future. If a blocking patent has been issued or is issued in the future, we would need to either obtain a license or design around the patent. We may not be able to obtain such a license on acceptable terms, if at all, or design around the patent, which could harm our business. For example, on October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against us and Napster, LLC in U.S. District Court for the Western District of

NAPSTER, INC.

Pennsylvania, Case No. 04-1549 alleging infringement of certain of their patents by the Napster service. If they are able to obtain a preliminary injunction or prevail at trial, we may be unable to provide certain download or subscription features of the Napster service or may be forced to pay significant and costly license royalties, all of which will harm our business.

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

Technology companies like ours have a history of using broad based employee stock option programs to hire, provide incentives to and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “ Accounting for Stock Issued to Employees” (APB 25), with pro forma disclosure of the impact on net income (loss) and earnings per share of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

NAPSTER, INC.

On December 16, 2004, the FASB adopted Statement No. 123(R), “Share-Based Payment,” which replaces the previously effective FASB Statement No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of income. The standard allows the enterprise to select its option pricing model (for example, the “binomial” approach to value stock options or the Black-Scholes option pricing model that we currently use). The effective date of the proposed standard for public companies is for the first interim or annual reporting periods beginning after June 15, 2005. We have not completed our assessment of the impact of the proposed standard on our financial condition or results of operations.

We are subject to risks associated with governmental regulation and legal uncertainties.

Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain United States export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states, and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and/or different regulations than that which has been proposed in the United States, thus furthering the complexity of regulation. The United States, for example, has recently enacted an e-mail marketing law that, among other things, permits consumers to choose not to receive unsolicited e-mail from specified senders and subjects violators to certain civil penalties. As we have in the past utilized, and will likely continue in the future to utilize e-mail marketing, such laws will affect our future marketing efforts and, although we intend to comply with such laws, any inadvertent violation of such laws could subject us to penalties. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulations.

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

NAPSTER, INC.

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

If we are unable to complete our assessment as to the adequacy of its internal control over financial reporting as of March 31, 2005 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that we will not comply with all of the requirements imposed by Section 404. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of SEC 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance its operations.

The effectiveness of our disclosure and internal controls may be limited.

Our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. In the event that there are errors or misrepresentations in our historical financial statements or the SEC disagrees with our accounting, we may need to restate our financial statements. In November 2004, we restated our historical financial results to reflect an aggregate of approximately $1.8 million in

NAPSTER, INC.

additional losses for the fiscal years ended March 31, 2002 and March 31, 2003. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact our financial results in the future.

We hold cash in foreign subsidiaries, which we intend to repatriate to the United States, and which may result in income taxes that could negatively impact our results of operations and financial position.

We are in the process of completing a corporate restructuring to close the overseas operations of certain dormant subsidiaries of our former consumer software division. We plan to repatriate our cash from these foreign subsidiaries to the United States. We are likely to incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of February 4, 2005, we had outstanding 42,762,666 shares of common stock of which 34,550,344 shares are freely tradable, 8,199,626 shares are currently in the process of being registered on Forms S-3 for resale. The remaining 12,696 shares of common stock outstanding are “restricted securities” as defined in Rule 144 held by our “affiliates” (as those terms are defined in Rule 144 under the Securities Act). These restricted securities may be sold in the future pursuant to registration statements filed with the SEC or without registration under the Securities Act to the extent permitted by Rule 144 or other exemptions under the Securities Act. Pursuant to the terms of a common stock purchase agreement with Best Buy Enterprise Services, up to an additional 3,925,374 shares may be sold in separate closings on July 17, 2005 and December 17, 2005.

As of January 25, 2005, there was an aggregate of 6,439,454 shares of common stock issuable upon exercise of outstanding stock options under our option plans. We may register additional shares in the future in connection with acquisitions, compensation or otherwise. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

NAPSTER, INC.

Provisions in our agreements, charter documents, stockholder rights plan and Delaware law may delay or prevent acquisition of us, which could decrease the value of our stock.

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

NAPSTER, INC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market value risk

Short-term investments include 653,837 shares of unregistered stock of Sonic that were received pursuant to the Agreement. Napster intends to sell these shares as soon as they are registered. On December 29, 2004, Napster entered into a forward contract to hedge these shares against exposures resulting from changes in fair market value. This forward contract, carried at fair value, is exercisable between six and twelve months after it was entered into. The changes in fair value of the forward contract are intended to offset changes in the market value of the Sonic Shares. The Sonic Shares are collateral for the forward contract.

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

The following table presents the amounts of our short-term investments that are subject to interest rate risk by range of expected maturity and weighted-average interest rates as of December 31, 2004. Our cash equivalents are invested in money market funds, commercial paper and municipal securities, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities.

	Maturing in
	Less than One Year	More than One Year	Total	Estimated Fair Value
	(Dollars in thousands)
Short-term investments	$32,825	$9,936	$42,761	$42,761
Weighted-average interest rate	3.23%	4.68%

We have available to us a $17 million revolving line of credit. Currently, there is $15.0 million outstanding under the line of credit, which bears interest at a variable rate of prime plus 0.50% per annum and expires in December 2006. We do not hold any other variable interest rate debt.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

NAPSTER, INC.

Exchange rate risk

We market our Napster service in the United States, Canada and the United Kingdom, resulting in sales denominated in U.S. dollars, United Kingdom pounds, and Canadian dollars. As such, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

For foreign subsidiaries whose functional currency is U.S. dollars, certain assets and liabilities are re-measured at the period end or historical rates as appropriate. Revenues and expenses are re-measured at the average rate during the period. Currency translation gains and losses are recognized in current operations.

Cash and cash equivalents are predominantly denominated in U.S. dollars.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 31, 2004 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

In connection with this evaluation, our management identified no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require us to include an internal control report in our Annual Report on Form 10-K for the year ended March 31, 2005 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

NAPSTER, INC.

We acknowledge our responsibility for establishing and maintaining internal controls over financial reporting and seek to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate internal controls over financial reporting since the beginning of fiscal 2005. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe our process for documenting, evaluating and monitoring internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

We are in the process of performing our annual assessment of the effectiveness of our internal controls over financial reporting. Our documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that we are in the process of remediating. We will consider the results of our remediation efforts and related testing as part of our year-end assessment of the effectiveness of our internal control over financial reporting. Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions at March 31, 2005 with respect to the effectiveness of our internal controls over financial reporting.

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

NAPSTER, INC.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Napster and Pressplay have been notified by a number of companies that the Pressplay and Napster online music distribution services may infringe patents owned by those companies. Napster is investigating the nature of these claims and the extent to which royalties may be owed by Napster and Pressplay to these entities. The ultimate resolution of this matter cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549 alleging infringement of certain of its patents by the Napster service. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005, SightSound moved for a preliminary injunction of the Napster service and Napster moved for a stay of the proceedings pending the outcome of Napster’s reexamination application. Napster believes that SightSound’s motion for preliminary injunction is without merit. The court has not ruled on either motion to date. The case is at an early stage and the outcome cannot be predicted with any certainty. If SightSound is able to obtain a preliminary injunction or prevail at trial, we may be unable to provide certain download or subscription features of the Napster service or may be forced to pay significant and costly license royalties, all of which will harm our business.

On December 12, 2003, Optima Technology Corporation filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx alleging infringement of certain of its patents by CSD’s Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. This matter and any other claims related to CSD and MGI Software Corp have been assumed by Sonic in connection with the sale of CSD to Sonic. However, Napster is still a named party in the Optima litigation that was assumed by Sonic. Napster believes that the Optima claims are without merit and intends to defend itself vigorously. On February 20, 2004, Napster filed a countersuit against Optima Technology Corporation alleging infringement of certain patents owned by Napster at that time. Following that countersuit, Napster obtained a favorable ruling of the court on the definition of certain key terms in the claims of Optima’s patent.

Napster is a party to other litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Napster believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

NAPSTER, INC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

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

NAPSTER, INC.

(Registrant)

Date:	February 9, 2005	By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer)

		By:	/s/ NAND GANGWANI
Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

NAPSTER, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002. (1)

2.2	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003. (2)

2.3	Amended and Restated Asset Purchase Agreement between the Company and Sonic Solutions, dated December 17, 2004. (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant (5)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Napster, Inc. (6)

4.1	Form of Common Stock certificate of the Registrant (3)

4.2	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (7)

4.3	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (6)

4.4	Warrant Agreement between the Registrant and Napster, Inc. dated November 27, 2002 (1)

4.5	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (8)

4.6	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (5)

4.7	Form of Purchase Agreement dated as of January 13, 2004 by and between Napster and certain Purchasers set forth on the signature page thereto (9)

4.8	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (10)

4.9	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (10)

4.10	Form of Purchase Agreement dated as of January 20, 2005 by and between Registrant and certain Investors (11)

10.1	Amended and Restated Employment Agreement between Thomas J. Shea and the Company dated December 17, 2004 (3)

10.2	First Amendment dated December 17, 2004 to Loan and Security Agreement by and among Registrant, Napster, LLC and Silicon Valley Bank dated March 25, 2004 (3)

10.3	Additional Borrower Joinder Supplement by and among Registrant, Napster LLC and Silicon Valley Bank dated December 17, 2004 (12)

10.4	Standard Industrial/Commercial Single-Tenant Lease, between Registrant and Fox & Fields, dated September 7, 2001 (12)

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

NAPSTER, INC.

Exhibit Number	Description of Exhibit

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2004.

(4)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2005.

(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-122658) as filed with the Securities and Exchange Commission on February 9, 2005.