Form 10-Q/A
period 2004-12-31
NAPSTER INC
filed 2005-05-12
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

NAPSTER, INC.

EXPLANATORY NOTE

On May 11, 2005, Napster, Inc. (the “Company”) announced that its financial statements in the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 (the “Form 10-Q”) should not be relied upon and will be restated.

On December 17, 2004, the Company completed the sale of its Consumer Software Division (“CSD”) and, accordingly, reflected CSD as a discontinued operation in the financial statements for the three and nine months ended December 31, 2004 and 2003 included in the Form 10-Q.

Due to the losses from continuing operations in all periods, the Company did not allocate any portion of the tax provision in the periods presented in the Form 10-Q to the continuing operations. Instead, the entire tax provision was reflected in the discontinued operation. However, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”), the tax benefit of utilizing the operating losses from continuing operations to offset taxable gains in the discontinued operation should have been reflected in continuing operations. In the revised presentation, the Company will report an additional tax benefit (provision) in the continuing operations and an equal offsetting tax benefit (provision) in the discontinued operation for each period presented. The re-allocation will have no impact on net income (loss) for the periods presented, cash flows or the balance sheet of the Company in any period presented.

The impact of this re-allocation is an additional tax benefit in the continuing operations of, $12.8 million and $17.2 million in the three and nine month periods ended December 31, 2004, respectively, and $2.8 million and $3.7 million in the three and nine month periods ended December 31, 2003, respectively.

In order to correct the presentation of the tax provision, to update the disclosures regarding the Company’s internal controls, and to make certain additional changes to conform the presentation of disclosures to that contained in the Company’s Form 8-K/A being filed concurring herewith, this Amendment No. 1 amends and restates the following Items of the Form 10-Q:

•	Part I, Item 1: Condensed Consolidated Financial Statements;

•	Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I, Item 4: Controls and Procedures.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q on February 9, 2005, or modify or update the disclosures presented in the Form 10-Q, except to reflect subsequent events and the corrections described above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made subsequent to the filing of the Form 10-Q.

Additional detail regarding the restatement of the Company’s financial statements is included in Note 13 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1.

NAPSTER, INC.

		Page Number
PART I.	Financial Information

Item 1	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of December 31, 2004 and March 31, 2004	5

	Condensed Consolidated Statements of Operations for the three and nine-month periods ended December 31, 2004 and 2003	6

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine-month periods ended December 31, 2004 and 2003	7

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2004 and 2003	9

	Notes to Condensed Consolidated Financial Statements	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 4	Controls and Procedures	47

PART II.	Other Information

Item 6	Exhibits	49

Signatures		50

Index to Exhibits		51

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Quarterly Report under the caption “Risk Factors” which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NAPSTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$96,391	$36,911
Restricted cash	735	1,735
Short-term investments	42,761	28,490
Accounts receivable, net of allowance for doubtful accounts of $15 at December 31, 2004 and $991 at March 31, 2004	3,399	16,279
Prepaid expenses and other current assets	6,096	8,476

Total current assets	149,382	91,891
Long-term investments	—	3,000
Property and equipment, net	4,631	9,933
Goodwill	34,658	89,516
Identifiable intangible assets, net	1,854	5,899
Other assets	499	1,748

Total assets	$191,024	$201,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,350	$6,610
Income taxes payable	4,098	2,841
Accrued liabilities	10,244	30,102
Deferred revenues	6,950	1,545
Prepaid purchase price adjustment on divestiture	2,299	—
Short-term debt	15,126	15,420

Total current liabilities	44,067	56,518
Long term liabilities:
Long-term capital lease obligations	58	68
Deferred income taxes	1,477	—
Other long term liabilities	123	2,381

Total liabilities	45,725	58,967

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000 shares; Issued and outstanding: none at December 31, 2004 and none at March 31, 2004	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and outstanding: 35,427 shares at December 31, 2004 and 33,543 shares at March 31, 2004	35	34
Additional paid-in capital	206,070	195,970
Deferred stock-based compensation	(619)	(1,386)
Accumulated deficit	(62,084)	(56,916)
Accumulated other comprehensive income	1,897	5,318

Total stockholders’ equity	145,299	143,020

Total liabilities and stockholders’ equity	$191,024	$201,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(restated)		(restated)
Net revenues	$12,111	$3,604	$29,293	$5,903
Cost of revenues:
Cost of revenues	9,658	3,464	23,551	5,260
Amortization of purchased technologies	31	31	93	77

Total cost of revenues	9,689	3,495	23,644	5,337

Gross profit	2,422	109	5,649	566

Operating expenses:
Research and development (1)	2,885	3,572	8,957	8,841
Sales and marketing (2)	9,169	8,798	22,911	12,207
General and administrative (3)	5,467	5,016	15,587	15,644
Amortization of intangible assets	474	550	1,462	1,623
Stock-based compensation charges	118	250	569	659

Total operating expenses	18,113	18,186	49,486	38,974

Loss from continuing operations	(15,691)	(18,077)	(43,837)	(38,408)
Other income, net	806	141	881	496

Loss before provision for income taxes	(14,885)	(17,936)	(42,956)	(37,912)
Tax benefit (provision)	11,232	2,844	15,647	3,661

Loss from continuing operations, after provision for income taxes	(3,653)	(15,092)	(27,309)	(34,251)

Income (loss) from discontinued operations, net of tax effect	16,438	(10,506)	22,141	(3,597)

Net income (loss)	$12,785	$(25,598)	$(5,168)	$(37,848)

Other comprehensive gain (loss), net of tax :
Foreign currency translation adjustment	(4,367)	391	(4,394)	1,182
Unrealized gain (loss) on short-term investment	1,097	(113)	973	(236)

Comprehensive income (loss)	$9,515	$(25,320)	$(8,589)	$(36,902)

Earnings per share:
Net loss per share from continuing operations
Basic and diluted	$(0.10)	$(0.54)	$(0.79)	$(1.33)

Net income (loss) per share from discontinued operations
Basic and diluted	$0.47	$(0.38)	$0.64	$(0.14)

Net income (loss) per share
Basic and diluted	$0.36	$(0.92)	$(0.15)	$(1.47)

Weighted average shares used in computing net income (loss) per share
Basic and diluted	35,097	27,852	34,520	25,799

(1)	Excludes stock-based compensation charges of $0 and $3 for the three months ended December 31, 2004 and 2003, respectively, and $5 and $9 for the nine months ended December 31, 2004 and 2003, respectively.

(2)	Excludes stock-based compensation charges of $0 and $14 for the three months ended December 31, 2004 and 2003, respectively, and $13 and $41 for the nine months ended December 31, 2004 and 2003, respectively.

(3)	Excludes stock-based compensation charges of $118 and $233 for the three months ended December 31, 2004 and 2003, respectively, and $551 and $609 for the nine months ended December 31, 2004 and 2003, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

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

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,168)	$(37,848)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,523	7,817
Stock-based compensation charges	2,464	1,550
Bad debt expense (benefit)	(33)	(255)
Non-cash restructuring charges	—	3,747
Non-cash purchase of LT invest—IseeMedia	(200)	—
Loss on retirement of assets	—	285
Gain on sale CSD	(30,395)	—
Gain on sale GoBack assets	(1,682)	(10,592)
Deferred income taxes	1,477	2,371
Change in operating assets and liabilities:
Accounts receivable	638	5,455
Inventories	944	214
Prepaid expenses and other assets	3,661	(421)
Accounts payable	3,118	(3,337)
Income taxes payable (receivable)	(87)	(1,241)
Accrued liabilities	(3,730)	4,253
Deferred revenues	6,961	1,140
Other long-term liabilities	(138)	480

Net cash used in operating activities	(14,647)	(26,382)

Cash flows from investing activities:
Purchases of property and equipment	(626)	(3,693)
Proceeds from sale of CSD	68,966	—
Proceeds from sale of Goback assets	2,760	10,250
Purchases of other intangible assets	—	(63)
Purchases of short-term investments	(71,707)	(7,815)
Proceeds from sale of short-term investments	21,368	11,516
Maturities of short-term investments	50,486	6,013
Transfer to restricted cash account	1,000	(6,708)
Acquisition of Pressplay, net of acquired cash	—	(14,600)

Net cash provided by (used in) investing activities	72,247	(5,100)

Cash flows from financing activities:
Principal payment of capital lease obligation	(551)	(456)
Proceeds from short-term borrowing, net of principal repayments	—	122
Issuance of common stock under employee stock plan	3,308	2,081
Issuance of common stock from private equity financing	—	20,405

Net cash provided by financing activities	2,757	22,152

Effect of exchange rates on cash	(877)	548
Change in cash and cash equivalents	59,480	(8,782)
Cash and cash equivalents at beginning of period	36,911	36,820

Cash and cash equivalents at end of period	$96,391	$28,038

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

On December 17, 2004, Napster sold substantially all of the assets and liabilities constituting its CSD pursuant to an Asset Purchase Agreement (the “Agreement”) with Sonic Solutions (“Sonic”), a publicly traded California corporation. The sale included all of the capital stock of certain international subsidiaries historically included in CSD. The remaining international subsidiaries historically included in CSD have been substantially liquidated. Sonic paid a total of $72.3 million in cash and 653,837 shares of Sonic’s common stock valued at approximately $13.6 million as of the closing date, and is required to pay $721,000 to reimburse for severance costs associated with the transaction. Out of the proceeds, approximately $2.3 million represented a preliminary payment from Sonic related to the purchase price adjustment clauses of the Agreement. These proceeds have been deferred and will be recognized once the certain adjustments primarily related to closing working capital balances in CSD are finalized with Sonic. During December 31, 2004 Napster recorded a total gain of $30.4 million excluding taxes from the sale of CSD. The $721,000 severance reimbursement has been recorded as an offset to the associated restructure charge in discontinued operations.

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

The following table illustrates the effect on net loss and earnings per share if Napster had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income (loss), as reported	$12,785	$(25,598)	$(5,168)	$(37,848)
Add:
Unearned stock-based compensation expense included in reported net income	1,769	512	2,464	1,550
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,082)	(2,726)	(9,586)	(8,289)

Pro forma net income (loss)	$9,472	$(27,812)	$(12,290)	$(44,587)

Net income (loss) per share:
Basic and diluted - as reported	$0.36	$(0.92)	$(0.15)	$(1.47)
Basic and diluted - pro forma	$0.27	$(1.00)	$(0.36)	$(1.73)

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

NAPSTER, INC.

The following unaudited pro forma results of continuing operations are calculated as if Pressplay had been acquired at the beginning of the period presented (in thousands, except per share amount):

Nine Months Ended December 31, 2003
Net revenues	$6,697
Loss from continuing operations (restated)	$38,343
Basic and diluted net loss per share from continuing operations (restated)	$1.45
Weighted average shares used in computing net loss per share	26,497

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

Operating Results of Discontinued Operation

Summarized selected condensed consolidated statement of operations for the discontinued operations are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net revenues	$14,350	$15,159	$54,513	$59,834
Gross profit	9,385	9,752	39,551	19,202
Operating expenses	10,752	16,578	31,820	47,202
Gain on divestiture	30,395	—	30,395	—
Income (loss) from discontinued operations before benefit (provision) for income taxes	29,867	(7,305)	40,325	3,485
Tax benefit (provision) (restated)	(13,429)	(3,201)	(18,184)	(7,082)
Income (loss) from discontinued operations (restated)	$16,438	$(10,506)	$22,141	$(3,597)

NAPSTER, INC.

Geographic Information and Concentrations within Discontinued Operations

The following table presents net revenues from discontinued operations by countries based on the location of customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
United States	$7,446	$6,716	$30,015	$35,431
Canada	3,487	1,721	9,646	6,893
United Kingdom	1,105	662	3,674	3,048
Japan	773	1,699	3,260	3,986
Germany	482	1,434	2,431	3,394
Other countries	1,057	2,927	5,487	7,082

	$14,350	$15,159	$54,513	$59,834

The following individual customers accounted for a significant portion of the Company’s net revenues from discontinued operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Ingram Micro	29%	17%	22%	16%
Navarre Corporation	15%	20%	15%	15%
Dell Computer Corporation	*	17%	*	21%

*	Less than 10%

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

NAPSTER, INC.

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

NOTE 13—RESTATEMENT OF FINANCIAL STATEMENTS

On May 11, 2005, the Company announced that it would restate the consolidated financial statements for the three and nine months ended December 31, 2004 and 2003 to correct the allocation of the tax provision.

On December 17, 2004, the Company completed the sale of its Consumer Software Division (“CSD”) and, accordingly, reflected CSD as a discontinued operation in the financial statements for the three and nine months ended December 31, 2004 and 2003 included in the Form 10-Q.

Due to the losses from continuing operations in all periods, the Company did not allocate any portion of the tax provision in the periods presented in the Form 10-Q to continuing operations. Instead, the entire tax provision was reflected in the discontinued operation. However, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”), the tax benefit of utilizing the operating losses from continuing operations to offset taxable gains in the discontinued operation should have been reflected in continuing operations. In the revised presentation, the Company will report an additional tax benefit (provision) in the continuing operations and an equal offsetting tax benefit (provision) in the discontinued operation for each period presented. The re-allocation will have no impact on net income (loss), cash flows or the balance sheet of the Company in any period presented.

The impact of this re-allocation is an additional tax benefit in continuing operations of, $12.8 million and $2.8 million in the three month periods ended December 31, 2004 and 2003, respectively, $17.2 million and $3.7 million in the nine month periods ended December 31, 2004 and 2003, respectively.

NAPSTER, INC.

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
	As Reported
Loss before provision for income taxes	$(14,885)	$(17,936)	$(42,956)	$(37,912)
Tax benefit (provision)	(1,535)	—	(1,535)	—

Loss from continuing operations, after provision for income taxes	$(16,420)	$(17,936)	$(44,491)	$(37,912)

Income (loss) from discontinued operations, net of tax effect	29,205	(7,662)	39,323	64

Net income (loss)	$12,785	$(25,598)	$(5,168)	$(37,848)

Net loss per share from continuing operations	$(0.47)	$(0.64)	$(1.29)	$(1.47)
Net income per share from discontinued operations	$0.83	$(0.28)	$1.14	$0.00
Net income (loss) per share	$0.36	$(0.92)	$(0.15)	$(1.47)

	As Restated
Loss before provision for income taxes	$(14,885)	$(17,936)	$(42,956)	$(37,912)
Tax benefit (provision) (restated)	11,232	2,844	15,647	3,661

Loss from continuing operations, after provision for income taxes (restated)	(3,653)	(15,092)	(27,309)	(34,251)

Income (loss) from discontinued operations, net of tax effect (restated)	$16,438	$(10,506)	$22,141	$(3,597)

Net income (loss)	$12,785	$(25,598)	$(5,168)	$(37,848)

Net loss per share from continuing operations (restated)	$(0.10)	$(0.54)	$(0.79)	$(1.33)
Net income per share from discontinued operations (restated)	$0.47	$(0.38)	$0.64	$(0.14)
Net income (loss) per share	$0.36	$(0.92)	$(0.15)	$(1.47)

NOTE 14—SUBSEQUENT EVENTS

On October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549 alleging infringement of certain of its patents by the Napster service. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005, SightSound moved for a preliminary injunction of the Napster service and Napster moved for a stay of the proceedings pending the outcome of Napster’s reexamination application. On February 28, 2005, the court granted Napster’s motion to stay and denied SightSound’s motion for preliminary injunction without prejudice. On March 3, 2005 SightSound filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the district court’s order. The case is at an early stage and the outcome cannot be predicted with any certainty. As a result, the impact may be material to our business, financial position, cash flows or results of operations. On March 22, 2005, SightSound filed a Petition to Cancel certain trademark registrations owned by Napster before the Trademark Trial and Appeals Board, claiming that Napster did not acquire the rights to these trademarks when it purchased them through the bankruptcy estate. Napster believes that this petition is entirely without merit. On May 3, 2005, Napster filed an answer before the Trademark Trial and Appeals Board and intends to defend itself vigorously.

On January 24, 2005, Napster issued 7,100,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $7.35 per share with gross proceeds of $52.2 million. The gross proceeds will be reduced by placement fees and legal fees totaling approximately $3.5 million.

On May 5, 2005 the Company paid off the $15 million line of credit, including $73,000 of interest. Following the repayment, $17 million remains available for borrowing under the line of credit.

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our consolidated financial statements for the three and nine months ended December 31, 2004 and 2003, as discussed in Note 13 of this Form 10-Q/A.

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

On December 17, 2004, Napster sold substantially all of the assets and liabilities constituting its Consumer Software Division (“CSD”) pursuant to an Asset Purchase Agreement (the “Agreement”) with Sonic Solutions (“Sonic”), a publicly traded California corporation. The sale included all of the capital stock of certain international subsidiaries historically included in CSD. The remaining international subsidiaries historically included in CSD have been substantially liquidated. Sonic paid a total of $72.3 million in cash and 653,837 shares of Sonic’s common stock valued at approximately $13.6 million as of the closing date, and is required to pay $721,000 to reimburse for severance costs associated with the transaction. Out of the proceeds, approximately $2.3 million represented a preliminary payment from Sonic related to the purchase price adjustment clauses of the Agreement. These proceeds have been deferred and will be recognized once the certain adjustments are finalized with Sonic. During December 31, 2004 Napster

NAPSTER, INC.

recorded a total gain of $30.4 million excluding taxes from the sale of CSD. The $721,000 severance reimbursement has been recorded as an offset to the associated restructure charge in discontinued operations. We intend to retain the proceeds and use them for general working capital purposes and to operate and expand our Napster business, including planned advertising campaigns.

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

In accordance with FAS 109, we have recognized a tax benefit in the continuing operations from the portion of operating losses that have been applied to operating profits from the discontinued operation, in each period that the continuing operations had a net operating loss that can be applied to offset operating income from the discontinued operation. Additionally, in accordance with FAS 109, a tax provision has been recognized in continuing operations and an equal offsetting tax benefit recognized in the discontinued operation in each period that a valuation allowance was recorded against beginning of period defined tax assets.

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

	As a Percentage of Net Revenues
	For the Three Months Ended December 31,				For the Nine Months Ended December 31,
	2004		2003		2004		2003
Net revenues	100%		100%		100%		100%
Cost of revenues
Cost of revenues	80%		96%		81%		89%
Amortization of purchased technologies	0%		1%		0%		1%

Gross profit	20%		3%		19%		10%

Operating expenses:
Research and development	24%		99%		31%		150%
Sales and marketing	76%		245%		78%		207%
General and administrative	45%		139%		53%		265%
Amortization of intangible assets	4%		15%		5%		27%
Stock-based compensation charges	1%		7%		2%		11%

Total operating expenses	150%		505%		169%		660%

Loss from operations	(130%	)	(502%	)	(150%	)	(650%	)
Other income, net	7%		4%		3%		8%

Loss before provision (benefit) for income taxes	(123%	)	(498%	)	(147%	)	(642%	)
Tax benefit (provision) (restated)	93%		79%		53%		62%

Net income (loss) from continuing operations (restated)	(30%	)	(419%	)	(94%	)	(580%	)

NAPSTER, INC.

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations:

	For the Three Months Ended December 31,		As a Percentage of Net Revenues For the Three Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Online music revenues :
Content	$11,990	$3,604	99%	100%
Hardware & license	121	—	1%	0%

Total online music revenue	$12,111	$3,604	100%	100%

	For the Nine Months Ended December 31,		As a Percentage of Net Revenues For the Nine Months Ended December 31,
	2004	2003	2004	2003
	(in thousands)
Online music revenues :
Content	$27,610	$5,903	94%	100%
Hardware & license	1,683	—	6%	0%

Total online music revenue	$29,293	$5,903	100%	100%

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

NAPSTER, INC.

deductible for tax purposes and, in accordance with FAS 109, this tax deduction represents a tax timing difference that is shown as provision for income taxes.

Tax benefit increased to $11.2 million for the three months ended December 31, 2004 from $2.8 for the comparable period in the prior year. Tax benefit increased $11.9 million to $15.6 million for the nine months ended December 31, 2004 from $3.7 million for the comparable period in the prior year. These increases were primarily due to increased losses in continuing operations. We do not expect to realize tax benefits on continuing operations in fiscal 2006, because CSD has been divested and continuing operations are expected to incur operating losses.

We have a mix of tax rates across the various jurisdictions in which we do business, and this estimate does not take into account any future benefit from loss carryforwards, which may be realized if we again achieve profitability and begin generating taxable income.

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

Cash Flows

Cash flows from Operating Activities

Net cash used in operating activities was $14.6 million in the nine months ended December 31, 2004, primarily due to a net loss of $5.2 million and $32 million non-cash gain on sale of the CSD and Go Back businesses, net of $10.0 million of non-cash related expenses for depreciation, amortization and stock based compensation, a $7.0 million increase in deferred revenues, a $5.2 million decrease in current asset and $1.2 million in non-cash expenses, offset by a $699,000 decrease in payables and accrued liabilities and $138,000 of changes in other long term assets and other liabilities. The increase in deferred revenues is associated with subscriber growth.

Net cash used in continuing operating activities in the nine months ended December 31, 2003 was $26.4 million, primarily due to a net loss of $37.8 million and $10.3 million non-cash gain on sale of the Go Back businesses, net of $9.4 million of non-cash related expenses for depreciation, amortization and stock based compensation, non-cash related expenses of $5.9 million, an decrease in prepaid current assets of $5.2 million, $1.6 million increase in deferred revenue and other liabilities, and offset by an increase in accounts payable of $325,000. The increase in deferred revenues is associated with subscriber growth.

Napster expects to continue to use cash for operations as we continue to invest in our launch of Napster To Go, other new online music features and geographic expansion.

Cash flows from Investing Activities

Net cash provided by investing activities was $72.2 million in the nine months ended December 31, 2004, primarily as a result of $71.7 million of proceeds from the sale of CSD and Go Back, $1.0 million proceeds from restricted cash, and $147,000 of investment activity, offset by the purchase of $626,000 of equipment.

Net cash used in investing activities was $5.1 million in the nine months ended December 31, 2003, primarily as a result of $14.6 million used to purchase Napster LLC, formerly known as Pressplay, $3.7 million used to purchase capital equipment, $9.7 million net proceeds from the sales and maturities of our marketable securities, offset by $6.7 million transfers to restricted cash.

We expect investment activities to continue to provide funds as we use short-term investments to pay for the investments in the online music division.

Cash flows from Financing Activities

Net cash provided by financing activities was $2.8 million for the nine months ended December 31, 2004, primarily as a result of $3.3 million of net proceeds from the exercise of stock options and the employee stock purchase plan, slightly offset by $551,000 of principal cash payments made on our capital lease obligations.

Net cash provided by financing activities was $22.2 million for the nine months ended December 31, 2003, primarily as a result of $20.4 million of net proceeds from the issuance of common stock through a private equity financing in June 2003, $2.1 million of net proceeds from the exercise of stock options and the employee stock purchase plan and $334,000 of net repayments of capital lease obligations and short term borrowings.

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

NAPSTER, INC.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with filing this Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated, as of December 31, 2004, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were ineffective as of December 31, 2004 in ensuring that all material information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

In particular, on May 11, 2005, we announced that the Audit Committee of our Board of Directors had determined that the financial statements for the quarterly period ended December 31, 2004 should not be relied upon and will be restated.

On December 17, 2004, the Company completed the sale of its Consumer Software Division (“CSD”) and, accordingly, reflected the CSD as a discontinued operation in the Form 10-Q for the three and nine months ended December 31, 2004 and 2003.

Due to the losses from continuing operations in all periods, the Company did not allocate any portion of the tax provision in the periods presented in the Form 10-Q to the continuing operations. Instead, the entire tax provision was reflected in the discontinued operation. However, in accordance with FAS 109, the tax benefit of utilizing the operating losses from continuing operations to offset taxable gains in the discontinued operation should have been reflected in continuing operations. Additionally, in accordance with FAS 109, a tax provision should be recognized in the continuing operations in each period that a valuation allowance was recorded. In this Form 10-Q/A, the Company is reporting an additional tax benefit (provision) in the continuing operations and an equal offsetting tax benefit (provision) in the discontinued operation for each period presented. The re-allocation has no impact on net income (loss), cash flows or the balance sheet of the Company in any period presented.

In connection with our conclusion to restate the above items, we have also re-considered the internal control over financial reporting in place as of December 31, 2004. According to Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” We have concluded that controls in place at that time did not adequately prevent or detect these items and, as such, there was a material weakness at that time.

During the quarter ended March 31, 2005, we took certain actions to improve our internal control over financial reporting. Specifically we have implemented a control where an outside consultant reviews our tax provision computation on a quarterly basis. This newly implemented control identified the incorrect tax provision allocation described above and led to the correction of our tax allocation between continuing and discontinued operations. We believe this control has remediated the material weakness.

Changes in Internal Control over Financial Reporting

In connection with the evaluation of our disclosure controls and procedures described above, our management identified no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require us to include an internal control over financial reporting report in our Annual Report on Form 10-K for the year ended March 31, 2005 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and

NAPSTER, INC.

maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

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

We are in the process of performing our annual assessment of the effectiveness of our internal controls over financial reporting. Our documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that we are in the process of remediating. We will consider the results of our remediation efforts and related testing as part of our year-end assessment of the effectiveness of our internal control over financial reporting. Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, conclusions at March 31, 2005 with respect to the effectiveness of our internal controls over financial reporting.

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

NAPSTER, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

NAPSTER, INC.

(Registrant)

Date:	May 12, 2005	By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer)

		By:	/s/ NAND GANGWANI
Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

NAPSTER, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002. (1)

2.2	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003. (2)

2.3	Amended and Restated Asset Purchase Agreement between the Company and Sonic Solutions, dated December 17, 2004. (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant (5)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Napster, Inc. (6)

4.1	Form of Common Stock certificate of the Registrant (3)

4.2	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (7)

4.3	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (6)

4.4	Warrant Agreement between the Registrant and Napster, Inc. dated November 27, 2002 (1)

4.5	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (8)

4.6	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (5)

4.7	Form of Purchase Agreement dated as of January 13, 2004 by and between Napster and certain Purchasers set forth on the signature page thereto (9)

4.8	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (10)

4.9	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (10)

4.10	Form of Purchase Agreement dated as of January 20, 2005 by and between Registrant and certain Investors (11)

10.1	Amended and Restated Employment Agreement between Thomas J. Shea and the Company dated December 17, 2004 (3)

10.2	First Amendment dated December 17, 2004 to Loan and Security Agreement by and among Registrant, Napster, LLC and Silicon Valley Bank dated March 25, 2004 (3)

10.3	Additional Borrower Joinder Supplement by and among Registrant, Napster LLC and Silicon Valley Bank dated December 17, 2004 (12)

10.4	Standard Industrial/Commercial Single-Tenant Lease, between Registrant and Fox & Fields, dated September 7, 2001 (12)

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

NAPSTER, INC.

Exhibit Number	Description of Exhibit

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2004.

(4)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2005.

(12)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-122658) as filed with the Securities and Exchange Commission on February 9, 2005.