Form 10-K
period 2005-03-31
NAPSTER INC
filed 2005-06-13
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

MARCH 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Napster, Inc.

(Exact name of registrant as specified in its charter)

Delaware	000-32373	77-0551214
(State or other jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification Number)

9044 Melrose Ave.

Los Angeles, CA 90069

(Address of principal executive offices)

Registrant’s telephone number, including area code: (310) 281-5000

N/A

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Series A Participating Preferred Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.)    Yes ☒  No ☐

As of June 3, 2005, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $188.9 million. For this computation, Napster has excluded the market value of all common stock beneficially owned by all executive officers and directors of Napster as a group. As of June 3, 2005, the number of outstanding shares of common stock of the registrant was approximately 43,816,190.

NAPSTER, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

i

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

We are a Delaware corporation, and our principal executive offices are located at 9044 Melrose Avenue, Los Angeles, California 90069.

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

The name “Napster”, our tagline, Napster Light and Napster To Go are trademarks of Napster, Inc. or its subsidiaries in the United States and/or other countries. Other trademarks and tradenames appearing in this annual report are the property of their respective holders.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2005 annual meeting of stockholders, to be held on October 13, 2005, have been incorporated by reference into Part III of this annual report.

ii

PART I

ITEM 1.    BUSINESS

Napster, among the most recognized brands in digital music, is a leading provider of online music for the consumer market. Our subscription services and our “a la carte” single track download service enable fans to sample one of the world’s largest and most diverse online music catalogues and to experience a feature rich service, utilizing a secure and legal platform. Napster users have access to songs from all major labels and hundreds of independent labels and have many ways to discover, share and acquire new music and old favorites. Napster subscribers also enjoy community features, such as the ability to email songs to friends and browse other members’ collections. For consumers who want to purchase songs and albums a la carte, rather than through a subscription, we also offer Napster Light, a “lighter” version of our Napster service that does not include the ability to stream or download unlimited tracks or enjoy other premium community features. Napster is currently available in the United States, Canada and the U.K. and is headquartered in Los Angeles with offices in London, New York, San Diego and San Jose.

Until December 17, 2004, Napster was known as “Roxio, Inc.” and we operated our business in two divisions, the consumer software division (“CSD”) and the online music distribution division, also known as the Napster division.

On December 17, 2004, we completed the sale of substantially all of the assets and liabilities of CSD to Sonic Solutions, a California corporation (“Sonic”), including all of the capital stock of certain international subsidiaries. Sonic paid us a total of $72.3 million in cash and 653,837 shares of Sonic common stock, valued at approximately $13.6 million as of the closing date. We intend to retain the proceeds and use them for general working capital purposes and to operate and expand our Napster business.

Since the sale of our consumer software division, we have focused exclusively on our online music distribution business under the Napster brand and, since January 3, 2005, have been traded on the Nasdaq Stock Market under the symbol “NAPS.”

Napster was incorporated in Delaware in August 2000. We maintain executive offices and principal facilities at 9044 Melrose Avenue, Los Angeles, California 90069. Our telephone number is 310-281-5000. We maintain a Web site at www.napster.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Web site at www.sec.gov.

Industry Background

Consumers are fundamentally changing the way that they interact with content, as traditional methods of delivery are being rapidly replaced by newer digital technologies that offer a much greater degree of freedom and flexibility. This trend has been fueled by the rapid growth of Internet usage by consumers, particularly as a result of broadband connections that enable content to be transferred securely at much higher speeds, and a number of powerful new technologies for compressing and sharing digital content using a personal computer. The playback and enjoyment of content obtained over the Internet is not limited to the PC. Content can be “burned” to CDs simply, easily and affordably, or transferred to a growing number of portable consumer devices called “MP3 players,” as well as digital media devices for the living room and car stereo. The increasing adoption of portable MP3 players further increases the demand for content as consumers look to “fill up” their players with music, personal photos and even videos. Consumers are embracing technologies and services that allow them to conveniently obtain, manage and move digital content in an easy and affordable manner.

The growth of consumer Internet connectivity, particularly broadband, has increased consumer access to digital media.

Broadband refers to a range of high-speed Internet connections that are always available, meaning that if a PC is on, it is connected to the Internet. Broadband connections enable consumers to transfer data more quickly than on traditional dial-up connections. Data transfer speed becomes increasingly important as the size of the information being transferred grows, such as with rich digital media. In their report entitled “US Broadband and Online Household Forecast, 2005 to 2010”, JupiterResearch forecasts swift broadband adoption over the next few years, reaching nearly 80 percent of U.S. online households by 2010. We believe that this trend, along with other new technologies, will improve consumers’ access to rich digital media. As this flow of digital media to consumers’ PCs via the Internet increases, we believe that consumers will continue to seek products and services that help them quickly and easily find and access content, manage their own collection of digital assets, and help them move their personal collection from their PCs to other media such as CDs and DVDs and to digital entertainment devices, including portable MP3 players.

MP3 players have proliferated and their use has increased.

Many users are playing back digital music, spoken word and video content via consumer electronics devices such as portable MP3 players. This market for portable MP3 players is rapidly expanding according to the JupiterResearch US Portable Music Device Forecast dated April 2005. For example, in the United States, this market is expected to grow from a 15.2 million installed base in 2004 to a projected base of 35.3 million players in 2005. Since fall 2004, a number of device manufacturers have incorporated, or announced that they plan to incorporate, Microsoft’s Windows Media Digital Rights Management 10 technology (“WMDRM10”) into portable MP3 players. WMDRM10 technology allows users to extend their online music subscriptions to their portable MP3 players, providing them greater flexibility in the use of their music collections.

The use of these devices has created demand for services that can provide permanent or limited access to content to “fill” these devices.

The growth in broadband penetration and MP3 player usage is driving growth in the online music industry.

Consumer demand for downloadable digital content, such as compressed audio files, has given rise to independent music web sites and subscription services. Forrester Research estimates that United States purchases of downloadable digital music will exceed $1.9 billion by 2007. In addition, Forrester Research projects that revenues from online music subscription services will exceed $800 million by 2007.

In addition to music, Internet sites exist and are being established which allow for distribution of other downloaded content including spoken word literature and commercial movies.

Our Solution and Products

Our online music subscription services, Napster and Napster To Go, provide consumers with unlimited access to over 1,000,000 songs for monthly fees of $9.95 and $14.95, respectively, in the United States. Fees in other geographies are based on the local currency and vary accordingly. With all of our products, consumers can discover, access and acquire their favorite songs by searching or browsing our catalogue, or accessing preprogrammed content through radio stations or custom compilations. Napster subscribers also have access to community features, such as sharing songs with other members and searching their collections. With a Napster subscription, for as long as consumers maintain their subscription, they can enjoy unlimited on-demand streaming and unlimited tethered downloading of songs to the hard drives of three PCs. With a Napster To Go subscription, users can enjoy all the benefits of a Napster subscription, as well as unlimited transfers of tethered downloads to a compatible MP3 player without paying an additional fee per song. In other words, a Napster To Go subscriber enjoys unlimited music on up to three PCs and “on the go” with up to two compatible MP3 players. In addition to our Napster and Napster To Go offerings, we provide a separate download music store, called Napster Light, where customers who are not subscribers can purchase individual tracks for $0.99 each or albums starting at $6.95. These tracks can be downloaded or “burned” to a CD, or transferred to an MP3 player. Napster’s catalogue of available music exceeds one million tracks and all content is licensed from major music companies, including EMI Recorded Music, Sony BMG, Universal Music Group and Warner Music Group, as well as numerous independent labels, on a non-exclusive basis.

Our Strategy

Our objective is to become the leading global provider of consumer digital music services. We intend to pursue the following key strategic initiatives to accomplish our objective:

Continue to Build Our Consumer Brand

We have embarked on a fully integrated marketing program and communication strategy with the goal of strengthening our position in the digital music sector. The combination of our strategic focus on subscription and the popularity of the Napster brand has driven our subscriber growth, and we expect this growth to continue. We continue to see strong evidence of consumer adoption of a Napster subscription service and believe that more and more consumers will want to experience, share and discover music. We believe we further demonstrated our leadership in the digital music industry by launching Napster To Go, the world’s first portable subscription service. Our successful launch highlighted the value and rich music experience that a Napster To Go subscription provides.

Continue to Innovate by Investing in New Services and Technologies

We plan to continue to innovate by investing in product development to improve our service, expand the breadth of our service offerings, and maintain compatibility with popular technology standards. A significant focus of our future development efforts will continue to relate to portable subscription and enabling subscribers to enjoy their subscriptions wherever they are located: the office, home, living room, automobile or “on the go”. These development efforts will include efforts on platforms such as the mobile platform. In addition, we intend to leverage our core service offerings and brand to related products and services that support our core service offerings, add to the richness of the consumer experience and provide additional revenue.

Continue to Pursue and Execute Strategic Partnerships

We intend to enter into additional strategic partnerships with the goal of delivering the best experience for consumers. Strategic partnerships allow us to enhance, expand upon and complement our product offerings and increase our distribution by joining with companies that have significantly greater resources and specific expertise than we do. To date, we have entered into strategic partnerships with technology companies (Microsoft, Intel, Dwango), hardware companies (iRiver, Dell, Creative, Samsung, Gateway, eMachines, Toshiba, IBM), retailers (Best Buy, Blockbuster, Radio Shack, Dixons Group, The Link, PC World, Currys, Target), and others (Molson, Miller, Energizer, Nestle).

Continue to Pursue Strategic Acquisitions and Complementary Technologies

When appropriate, we have acquired companies or their products and technologies to expand upon and complement our product offerings. In order to expand our service offerings and take advantage of new market opportunities, we may acquire or invest in other complementary businesses, products and technologies in the future. We have not entered into any agreements or understandings regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

Customers

Our online music services are sold directly to end users by us through our website, affiliate network and universities that have procured site licenses. We also sell prepaid cards through our retail partners and bundle our services with OEM partners, such as iRiver, Dell, Creative Labs, Gateway and Samsung. We have licensed certain merchandising rights to select third parties and expect to continue to do so in the future.

Competition

The markets we are targeting are highly competitive, and we expect competition to increase in the future. Increased competition may result in price reductions and loss of market share, which could reduce our future revenues and otherwise harm our business. Primary competitors for online music services include Apple Computer’s iTunes Music Store, RealNetworks, Inc.’s Rhapsody, Yahoo! Unlimited, Sony Connect, AOL Music, MusicNet and MusicNow. In addition, we expect MTV Networks to enter the market soon. Other competitors include online and offline retailers such as Amazon.com and WalMart, as well as satellite radio providers such as XM and Sirius. Finally, our online music distribution services also compete against “free” peer-to-peer services, as well as traditional retail music distributors.

We believe that the principal competitive factors affecting the market for our services include programming and features, price and performance, quality of customer support, compatibility with popular hardware devices and brand. We believe that we compete more favorably than many of our current competitors with respect to some or all of these factors. However, we may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources. For example, many of our competitors in the online music distribution industry have significantly more resources than we do, including exclusive access to music content, and some of these competitors may be able to leverage their experience in providing online music distribution services or similar services to their customers in other businesses. Some of these competitors have offered and will likely continue to offer services at a lower price than we do.

Intellectual Property

Our success and ability to compete depend substantially upon our intellectual property. To date, we have 26 pending United States and foreign patent applications. These applications cover online music distribution functionality and peer-to-peer technology. We currently have five United States and foreign patents issued, with terms ending in 2017 through 2025.

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

Product Development

With the acquisition of Napster, LLC (formerly known as Pressplay) in May 2003, we acquired considerable in-house engineering skill in the areas of digital media delivery, content management, and digital rights management. Along with skilled additional engineering resources, we now have (i) a distribution system tailored to manage digital media files and the associated metadata and associated usage rights; (ii) a scalable e-commerce and media delivery infrastructure, which can support a range of business models for the delivery of digital music including a la carte and subscription services; and (iii) a digital rights management platform, which provides persistent robust security around the digital media assets as well as the ability to tailor usage rights and offerings to end consumers. The digital rights management capability has recently been extended to support portable subscriptions—the ability to download an unlimited amount of content to a set number of portable devices, and to continue to allow users access to that content as long as they continue to pay their subscription fee.

Research and development expenses for our Napster business totaled $12.1 million in the year ended March 31, 2005 (“fiscal 2005”) and $11.9 million in the year ended March 31, 2004 (“fiscal 2004”.)

Sales, Marketing and Support

We market our Napster service directly to consumers through an integrated offline and online marketing program consistent with the existing strong awareness and perception of the Napster brand. The marketing message is focused on our subscription service, which differentiates our offering from those of many of our competitors. Offline marketing channels include television (including direct response TV), radio and print advertising. Our online marketing program includes advertising placements on a number of web sites (including affiliate partners) and search engines.

We also have a number of key strategic alliances with the direct-to-consumer retail channel. We have strategic relationships with large electronics retail chains, such as Best Buy, Radio Shack and Target in the United States and Dixons in the United Kingdom. These relationships include a number of components, such as store placement via permanent displays, inclusion in the retail chain’s own advertising efforts (such as Sunday circulars), salespeople training, and sales of Napster retail products such as prepaid download cards, subscription CDs and free trial offers.

We also enter into partner programs directly with PC and MP3 player manufacturers, whereby Napster service or service and software comes either preloaded on the desktop (in the case of PCs), or in the device box (in the case of MP3 players.)

Our advertising and promotional efforts will continue to focus on building the Napster brand and aggressively supporting our new product launches, such as Napster To Go.

Employees

As of March 31, 2005, Napster had 135 employees, of which 10 directly supported the online music service (maintaining content and providing customer care), 25 were in sales and marketing, 63 were in engineering and product development and 37 were in finance, administration and operations.

Our future performance depends, in significant part, upon our ability to attract new personnel and retain existing personnel in key areas including engineering, technical support and sales. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report. If any of the following risks occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the price of our common stock could decline, and you could lose all or part of your investment.

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

The asset purchase agreement with Sonic Solutions exposes us to contingent liabilities.

Under the asset purchase agreement with Sonic Solutions, we have retained various liabilities relating to the consumer software products business and have agreed to indemnify Sonic Solutions under certain circumstances, if we have breached our representations and warranties contained in the asset purchase agreement and for other matters, including all liabilities retained by us under that agreement. For example, an indemnification claim by Sonic Solutions might result if we breach or default on any of our representations about the assets comprising our consumer software products business. Under the terms of the asset purchase agreement, if claims are made by Sonic Solutions, we may be required to expend significant cash resources in defense and settlement of such claims, which may adversely affect our business, results of operations and financial condition.

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

On May 19, 2003 we acquired substantially all of the ownership interests of Napster, LLC (f/k/a Pressplay.) We used the Pressplay-branded service as a technology platform to roll-out our online music services division in October 2003. The business models, technologies and market for online music services are new and unproven. Prior to our acquisition of Napster, LLC, consumer adoption and usage of the Pressplay-branded service had not been significant. On December 17, 2004, we completed the sale of our consumer software division to Sonic Solutions and have subsequently focused our business exclusively on our online music distribution business, under the Napster brand. You should consider the online music distribution business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development.

Our Napster business has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and likely continue to experience net losses thereafter. No assurance can be made that our Napster business will ever contribute net income to our statement of operations. If our Napster business is not successful, our business and business prospects could be harmed. Since April 1, 2003, just prior to our acquisition of Pressplay in May 2003, we have incurred approximately $97.8 million of after tax losses from continuing operations.

The success of our Napster service depends upon our ability to add new subscribers and reduce churn.

We cannot assure you that we will be able to attract new subscribers to the Napster service or that existing subscribers will continue to subscribe. Existing subscribers may cancel their subscriptions to the Napster service for many reasons, including a perception that they do not use the services enough to justify the expense, that the service does not provide enough value or availability of content relative to our competition. If we do not continue to increase the total number of subscribers each quarter, our operating results will be adversely impacted.

Our online music distribution business has lower margins than our former consumer software products business.

Costs of our online music distribution business as a percentage of the revenue generated by that business are higher than those of our former consumer software products business. The cost of third party content, in particular, is a substantial portion of revenues we receive from subscribers and end users and is unlikely to decrease significantly over time as a percentage of revenue. We expect this trend will continue to negatively impact our overall gross margins as our online music distribution business is our primary source of revenue, and this may affect our ability to regain profitability.

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

Our online music services competitors include Apple Computer’s iTunes Music Store, Yahoo! Unlimited, Listen.com, the provider of the Rhapsody service and a subsidiary of RealNetworks, Inc., Sony Connect, Walmart.com, FYE, Microsoft’s MSN Music service and online music services powered by MusicNet such as AOL Music and Virgin. Internationally we currently compete with OD2 and Puretracks as well as with a number of the other competitors described above.

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

In particular, some of these competitors offer other goods and services and may be willing and able to offer music services at a lower price than we can in order to promote the sale of these goods and services. Yahoo!, for example, recently announced that it will offer a competing service at a significant discount to our current prices. If we lower our prices, our gross margins and operating results will be adversely affected. If we do not lower our prices, we may be unable to compete with discount services. This could harm the ability of our online music services to compete effectively in the marketplace.

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

We rely on third-party content providers, including music publishers and music labels, to offer music online content that can be delivered to users of our service. Rights to provide this content to our customers, particularly publishing rights, are difficult to obtain and require significant time and expense. In some cases, we pay substantial fees to obtain this third party content. In order to provide a compelling service, we must be able to continue to license a wide variety of music content to our customers with attractive usage rights such as CD recording, output to MP3 Players, portable subscription rights and other rights. In addition, if we do not have sufficient breadth and depth of the titles necessary to satisfy increased demand arising from growth in our subscriber base, our subscriber satisfaction will be affected adversely. We cannot guarantee that we will be able to secure licenses to music content or that such licenses will be available on commercially reasonable terms. Recently, we have begun to offer the Napster service outside of the United States. The expansion of the service abroad requires that additional publishing and sound recording licenses be obtained for music currently offered in the United States as well as for music that is available only in foreign markets. We cannot assure you that we will be able to obtain such licenses on favorable terms or at all. Failure to obtain these licenses will harm our business in existing and potential foreign markets and our revenues.

Under copyright law, we may be required to pay licensing fees for compositions embodied in digital sound recordings we deliver in our Napster service. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration proceedings known as CARP proceedings which are subject to approval by the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory web casting that were significantly in excess of rates requested by web casters. We cannot predict the outcome of any negotiations or CARP proceedings and may elect instead to attempt to directly license music content for our subscription and/or non-subscription services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States, and the availability of corresponding licenses for international performances is unclear. Therefore, our ability to find rights holders and negotiate appropriate licenses is uncertain. There are other negotiations and CARP proceedings in process which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these negotiations and CARP proceedings will also likely affect our business in ways that we cannot predict. Voluntarily negotiated rates for mechanical licenses with respect to streaming and conditional digital downloads with the Harry Fox Agency and National Music Publishers Association have not been agreed to, and we are currently operating under a standstill agreement until such rates are negotiated. No agreement has been reached with performing rights societies such as ASCAP or BMI regarding whether digital downloads constitute public performances of copyrighted works that would trigger payment of public performance royalties. Depending on the rates and terms adopted for these voluntary and/or statutory licenses, our business could be harmed by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers. We anticipate future CARP proceedings relating to music subscription delivery services, which may also adversely affect the online distribution of music.

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

In order for our Napster service to be successful we must design our service to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable MP3 players, and PCs. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our design objectives and to offer a service that is attractive to our customers. Currently, there are a limited number of devices that offer the portable subscription functionality that is required to carry our services. Our software is not compatible with the iPod music player, the current equipment market leader. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, our business will be harmed.

We may not successfully develop new products and services.

The success of the Napster service will depend on our ability to develop leading-edge media and digital distribution products and services. Our business and operating results will be harmed if we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenues or gross profits to offset our development and operating costs. We may not timely and successfully identify, develop and market new product and service opportunities. We may not be able to add new content such as video, spoken word or other content as quickly or as efficiently as our competitors or at all. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability. Competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments.

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

We must maintain and add to our strategic marketing relationships in order to be successful.

We depend on a number of strategic relationships with third parties to co-market our services. We often enter into co-marketing agreements with infrastructure providers, retailers and other large companies to broaden the distribution of our brand and our services. There is no guarantee that we will be able to renew existing agreements or enter into new agreements on acceptable terms, or at all. If we cannot maintain existing strategic relationships or enter into new relationships, our ability to market our services will be harmed.

In addition, because of the rapidly evolving nature of online music distribution and our short history of operations, we often enter into strategic agreements that have uncertain financial impact on our business and operations. We cannot guarantee that any of these agreements will result in the desired benefits to our business or result in significant additional revenue.

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

We believe that increased Internet use and especially the increased use of media over the Internet may depend on the availability of greater bandwidth or data transmission speeds (also known as broadband transmission.) If broadband technologies do not become widely available or widely adopted, our online music distribution services may not achieve broad market acceptance and our business and prospects could be harmed.

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

Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security and stability risks, including:

•	our own or licensed encryption and authentication technology, and access and security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or our music content;

•	we could experience unauthorized access, computer viruses, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our websites or use of our products and services;

•	someone could circumvent our security measures and misappropriate our, our partners’ or our customers’ intellectual property or interrupt operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

•	our computer systems could fail and lead to service interruptions;

•	we may be unable to scale our infrastructure with increases in customer demand; or

•	our network of facilities may be affected by a natural disaster, terrorist attack or other catastrophic events.

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

Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Christopher Gorog. The loss of the services of these or other key officers, employees or third parties could harm our business. If any of these individuals were to leave our company, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

If we fail to manage expansion effectively, we may not be able to successfully manage our business, which could cause us to fail to meet our customer demand or to attract new customers, which would adversely affect our revenue.

Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We plan to continue to increase the scope of our online music distribution operations domestically and internationally. In addition, we plan to continue to hire a significant number of employees in fiscal 2006 for our online music distribution service. This anticipated growth in future operations will place a significant strain on our management resources.

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

Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total amortization of acquired intangible and purchased technology assets in ongoing operations was $2.1 million in the fiscal year ended March 31, 2005. Additional acquisitions and any additional impairment of the value of purchased assets could have a significant negative impact on future operating results.

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

Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of their intellectual property rights, especially patents, than we do. Many parties are actively developing streaming media and digital distribution-related technologies, e-commerce and other Web-related technologies, as well as a variety of online business methods and models. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with streaming media, digital distribution and online businesses are likely to arise in the future and may be very costly. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our products and services will be issued in the future. If a blocking patent has been issued or is issued in the future, we would need to either obtain a license or design around the patent. We may not be able to obtain such a license on acceptable terms, if at all, or design around the patent, which could harm our business. For example, on October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against us and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549 alleging infringement of certain of their patents by the Napster service. If they are ultimately able to prevail at trial, we may be unable to provide certain download or subscription features of the Napster service or may be forced to pay significant and costly license royalties, all of which will harm our business.

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

Although we currently anticipate that our available funds and expected cash flows from operations will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We expect to spend significant amounts of cash in connection with the recent launch of our Napster To Go service and expect to experience operating losses from the Napster service in at least the short term. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad-based employee stock option programs to hire, provide incentives to and retain our workforce in a competitive marketplace. We have elected to apply Accounting Principles Board (“APB”) Opinion No. 25, “ Accounting for Stock Issued to Employees” (“APB 25”) to account for stock options. Accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which revises the previously effective SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. The effective date of the standard for public companies is for the first annual reporting periods beginning after June 15, 2005. We are evaluating the requirements under SFAS 123(R) and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

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

If, in the future, we conclude that our internal controls over financial reporting is not adequate, or if our auditors conclude that our evaluation of internal controls over financial reporting is not adequate, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. There is a risk that in the future we may identify internal control deficiencies that suggest that our controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance its operations.

The effectiveness of our disclosure and internal controls may be limited.

Our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. In the event that there are errors or misrepresentations in our historical financial statements or the SEC disagrees with our accounting, we may need to restate our financial statements. For example, in November 2004 we restated our financials in order to correct the valuation of a previously issued warrant and to adjust the purchase accounting of our former subsidiary, MGI Software, and in May 2005 we restated our financial statements to reallocate the tax benefit of certain operating losses from our discontinued operation to our continuing operations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact our financial results in the future.

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

Risks Related to Securities Markets and Ownership of Our Common Stock

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

ITEM 2.    DESCRIPTION OF PROPERTIES

Our principal executive offices are located in Los Angeles, California. The table below lists our principal leased or licensed facilities as of June 3, 2005.

Location	Description	Approximate Square Footage	Lease Expiration
Los Angeles, California	Corp. Headquarters	15,000	April 2007
New York, New York	Office	10,113	November 2005
San Diego, California	Office	6,919	May 2007
San Jose, California	Office	3,214	December 2005
Los Angeles, California	Office	5,612	April 2007

We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available to meet our development and expansion needs on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

Napster and Pressplay have been notified by a number of companies that the Pressplay and Napster online music distribution services may infringe patents owned by those companies. Napster is investigating the nature of these claims and the extent to which royalties may be owed by Napster and Pressplay to these entities. The ultimate resolution of these claims cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549, alleging infringement of certain of its patents by the Napster service. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005, SightSound moved for a preliminary injunction of the Napster service and Napster moved for a stay of the proceedings pending the outcome of Napster’s reexamination application. On February 28, 2005, the court granted Napster’s motion to stay and denied SightSound’s motion for preliminary injunction without prejudice. On March 3, 2005 SightSound filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the district court’s order. On March 22, 2005, SightSound filed a Petition to Cancel certain trademark registrations owned by Napster before the Trademark Trial and Appeals Board, claiming that Napster did not acquire the rights to these trademarks when it purchased them through the bankruptcy estate. Napster believes that this petition is entirely without merit.

On May 19, 2005, Napster filed a motion with U.S. Bankruptcy Court for the District of Delaware to reopen the Napster bankruptcy case and enforce the order assigning all of the assets of the former Napster, Inc. (including trademarks and goodwill) to us. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows.

On December 12, 2003, Optima Technology Corporation filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of certain of its patents by CSD’s Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. This matter and any other claims related to CSD and MGI Software Corp. have been assumed by Sonic in connection with the sale of CSD to Sonic. However, Napster is still a named party in the Optima litigation that was assumed by Sonic. Napster believes that the Optima claims are without merit and intends to defend itself vigorously. On February 20, 2004, Napster filed a countersuit against Optima Technology Corporation alleging infringement of certain patents owned by Napster at that time. Following that countersuit, Napster obtained a favorable ruling of the court on the definition of certain key terms in the claims of Optima’s patent.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The most recent annual meeting of stockholders was held on February 10, 2005. Proposals I and II were approved. The results were as follows:

Proposal I

The following directors were elected at the meeting to serve a three-year term as directors:

	For	Authority Withheld
Vernon Altman	25,886,643	1,137,881
Wm. Christopher Gorog	26,686,176	338,348

Proposal II

Ratification of appointment of PricewaterhouseCoopers LLP as Napster’s registered public accounting firm for fiscal 2005.

For	Against	Abstain
26,078,549	931,399	14,576

The proposals above are described in detail in Napster’s definitive proxy statement dated January 12, 2005 for the annual meeting of stockholders held on February 10, 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position
Wm. Christopher Gorog	52	Chief Executive Officer and Chairman of the Board of Directors
Bradford D. Duea	36	President
Laura B. Goldberg	37	Chief Operating Officer
Nand Gangwani	37	Vice President and Chief Financial Officer

Wm. Christopher Gorog has served as our chief executive officer and director since September 2000. From September 2000 through May 2003, Mr. Gorog also served as our president. In September 2001, Mr. Gorog was elected chairman of our Board of Directors. From February 1999 to September 2000, Mr. Gorog served as a consultant in the entertainment and media industry, including serving as advisor to J.H. Whitney, an asset management company, in HOB Entertainment, Inc.’s acquisition of Universal Concerts. From November 1995 to February 1999, Mr. Gorog served as president of new business development at Universal Studios, an entertainment company. From January 1995 to November 1995, Mr. Gorog served as executive vice president of group operations at Universal Studios. Mr. Gorog is a director of Guitar Center, Inc., a music instrument retail chain. Mr. Gorog earned a B.A.S. in Telecommunications and Film from San Diego State University.

Bradford D. Duea has served as our president since January 2004. Prior to that, Mr. Duea served as our vice president of business development from February 2001 through January 2004. From January 2000 to February 2001, Mr. Duea served as vice president, corporate development and corporate secretary of People Support, Inc., a provider of electronic customer relationship management solutions. From September 1996 to January 2000, Mr. Duea was an associate of O’Melveny & Myers LLP, a law firm. Mr. Duea holds a B.A. in Law and Society from the University of California at Santa Barbara, an M.B.A. in Finance and International Marketing from the University of Southern California, and a J.D. from the University of San Diego.

Laura B. Goldberg has served as our chief operating officer since January 2004. Prior to that, Ms. Goldberg served as our Senior Vice President Operations from May 2003 to January 2004. From April 2001 to May 2003, Ms. Goldberg served as Senior Vice President Operations of Duet GP d/b/a Pressplay. From August 1999 to April 2001, Ms. Goldberg served as General Manager at Universal Music Group, an entertainment company. Ms. Goldberg holds a B.S. in Industrial Management from Carnegie Mellon University and an M.B.A. from the Harvard Business School.

Nand Gangwani has served as our vice president and chief financial officer since November 2003. Prior to that, Mr. Gangwani served as our Vice President of Strategic Planning and M&A from January 2002 to November 2003. From May 2000 to November 2001, Mr. Gangwani served as Vice President of Corporate and Business Development at Evolve Software, Inc., a software company. From November 1997 to April 2000, Mr. Gangwani served as Manager of Corporate Development at Intuit Inc., a software company. Mr. Gangwani holds a B.S. in Chemical Engineering from the Indian Institute of Technology and an M.B.A. in Finance from Bentley College.

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

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market under the symbol “NAPS.” The approximate number of holders of record of our common stock as of June 3, 2005 was 891.

Our common stock was first listed on the Nasdaq National Market on May 4, 2001. The range of high and low sales prices of our common stock, as reported by the Nasdaq National Market System, for fiscal 2004 and 2005 is as follows:

Quarter Ended	High	Low
June 30, 2003	8.38	4.75
September 30, 2003	10.95	6.06
December 31, 2003	11.47	3.78
March 31, 2004	5.70	3.32
June 30, 2004	5.35	3.83
September 30, 2004	5.36	3.35
December 31, 2004	10.40	5.01
March 31, 2005	10.20	6.20

Recent Sales of Unregistered Securities

On January 24, 2005, Napster issued 7,100,000 shares of its common stock in a private placement to certain accredited investors. The shares were sold at a price of $7.35 per share with gross proceeds of $52.2 million. The gross proceeds were reduced by placement fees and legal and accounting fees of approximately $3.6 million. The sale and issuance of these securities were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act.

ITEM 6.    SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial data of Napster reflect our historical operating results and balance sheet data. Our consolidated statement of operations data set forth below for the years ended March 31, 2005, 2004, 2003, 2002 and 2001 and the consolidated balance sheet data as of March 31, 2005, 2004, 2003, 2002 and 2001 are derived from consolidated financial statements. The audited consolidated statement of operations for the years ended March 31, 2005, 2004 and 2003 and the audited consolidated balance sheet as of March 31, 2005 and 2004 are included elsewhere in this annual report. This selected historical consolidated financial data should be read in conjunction with those financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere in this annual report.

The following selected financial information has been derived from our consolidated financial statements, and reflects our online music division as a continuing operation and our previously owned consumer software division as a discontinued operation. The information set forth below is not necessarily indicative of our future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. In addition, the financial information for the fiscal year ended March 31, 2001 and part of the fiscal year ended March 31, 2002 was carved out from Adaptec’s consolidated financial statements and thus did not necessarily reflect what our financial position and operating results would have been had we operated as a separate, stand-alone entity during these fiscal years.

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Net revenues	$46,729	$11,964	$—	$—	$—
Cost of revenues	37,550	10,530	—	—	—

Gross profit	9,179	1,434	—	—	—

Operating expenses:
Research and development	12,107	11,940	—	—	—
Sales and marketing	39,215	15,647	—	—	—
General and administrative	23,316	21,217	17,818	16,319	15,392
Restructuring charges	—	1,119	—	—	—
Amortization of intangible assets	1,936	2,172	666	—	—
Stock-based compensation charges(1)	676	904	773	754	—

Total operating expenses	77,250	52,999	19,257	17,073	15,392

Loss from continuing operations	(68,071)	(51,565)	(19,257)	(17,073)	(15,392)
Other income, net	1,091	634	914	1,154	—

Loss before provision for income taxes	(66,980)	(50,931)	(18,343)	(15,919)	(15,392)
Income tax benefit	15,547	4,515	7,182	6,130	6,157

Loss from continuing operations, after provision for income taxes	(51,433)	(46,416)	(11,161)	(9,789)	(9,235)

Income (loss) from discontinued operations, net of tax effect	21,927	2,003	(489)	12,015	12,805

Net loss	$(29,506)	$(44,413)	$(11,650)	$2,226	$3,570

Earnings per share:
Net loss per share from continuing operations
Basic and diluted	$(1.43)	$(1.69)	$(0.57)	$(0.57)	$(0.56)

Net income (loss) per share from discontinued operations
Basic and diluted	$0.61	$0.07	$(0.03)	$0.70	$0.78

Net income (loss) per share
Basic and diluted	$(0.82)	$(1.62)	$(0.60)	$0.13	$0.22

Weighted average shares used in computing net loss per share
Basic and diluted	36,065	27,496	19,477	17,216	16,500

(1)	For the fiscal year ended March 31, 2005, stock based compensation charges totaled $676,000, of which $5,000 related to research and development activities, $34,000 related to sales and marketing activities and $637,000 related to general and administrative activities. For the fiscal year ended March 31, 2004, stock based compensation charges totaled $904,000, of which $12,000 related to research and development activities, $54,000 related to sales and marketing activities and $838,000 related to general and administrative activities. For the fiscal years ended March 31, 2003 and 2002 stock based compensation charges totaled $773,000 and $754,000, respectively, all of which related to general and administrative activities.

	March 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$131,535	$35,373	$45,451	$53,404	$14,919
Total assets	220,882	201,987	157,134	162,836	70,774
Long-term obligations(2)	30	68	5,490	921	—
Total owner’s net investment/stockholders’ equity	171,393	143,020	114,831	121,390	40,617

(2)	Consisting of long term capital lease and debt obligations.

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

As discussed further in the “Executive Summary” section below, we completed the sale of our Consumer Software Division (“CSD”) in December 2004. Unless otherwise indicated, the Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to our continuing operations.

Overview

This overview provides our perspective on the following individual sections of MD&A:

•	Executive Summary—a high level discussion of the business including a discussion of our strategy, opportunities, challenges and risks.

•	Significant Transactions—a discussion of our significant acquisitions and divestitures.

•	Critical Accounting Policies and Estimates—a discussion of accounting policies that require critical judgments and estimates.

•	Results of Operations—an analysis of our consolidated results of operations for the years presented in our financial statements.

•	Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, and contractual obligations.

•	Litigation—a discussion of pending litigation, claims and other matters.

•	Recent Accounting Pronouncements—information on recent accounting pronouncements.

Executive Summary

Napster, among the most recognized brands in digital music, is a leading provider of online music for the consumer market. Our subscription services and our “a la carte” single track download service enable fans to sample one of the world’s largest and most diverse online music catalogues and to experience the most feature rich service utilizing a secure and legal platform. Napster users have access to songs from all major labels and hundreds of independent labels and have many ways to discover, share and acquire new music and old favorites. Napster subscribers also enjoy community features, such as the ability to email songs to friends and to browse other members’ collections. For consumers who want to purchase songs and albums a la carte, rather than through a subscription, we also offer Napster Light, a “lighter” version of our Napster service that does not include the ability to stream or download unlimited tracks or enjoy other premium community features. Napster is currently available in the United States, Canada and the U.K. and is headquartered in Los Angeles with offices in London, New York, San Diego and San Jose.

Until December 17, 2004, Napster was known as “Roxio, Inc.” and we operated our business in two divisions, the consumer software division (“CSD”) and the online music distribution division, also known as the Napster division.

On December 17, 2004, we completed the sale of substantially all of the assets and liabilities of CSD to Sonic Solutions, a California corporation (“Sonic”), including all of the capital stock of certain international subsidiaries. Sonic Solutions paid a total of $72.3 million in cash, subject to certain future adjustments, and

653,837 shares of Sonic Solutions common stock, valued at approximately $13.6 million as of the closing date. We intend to retain the proceeds and use them for general working capital purposes and to operate and expand our Napster business.

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

Napster derives its primary revenues from online subscriptions and permanent music downloads. The Napster service offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded as well as the ability to purchase individual tracks or albums on an a la carte basis. Subscription and permanent download fees are paid by end user customers in advance either via credit card, online payment systems or redemption of pre-paid cards, gift certificates or promotional codes. Napster also periodically licenses merchandising rights and resells hardware that our end users may utilize to store and replay their digital music content.

The online music business was launched under the Napster brand in the United States in October 2003. Prior to this launch we had online music revenue from the acquisition of a business, Napster, LLC, formerly known as Pressplay. During May 2004, we expanded the service to be available in both the United Kingdom and Canada.

Our online music subscription services, Napster and Napster To Go, provide consumers with unlimited access to over 1,000,000 songs for monthly fees of $9.95 and $14.95, respectively in the United States. Fees in other geographies are based on the local currency and vary accordingly. With all of our products consumers can discover, access and acquire their favorite songs by searching or browsing our catalogue, or accessing preprogrammed content through radio stations or custom compilations. Napster subscribers also have access to community features, such as sharing songs with other members and searching their collections. With a Napster subscription, for as long as consumers maintain their subscription, they can enjoy unlimited on-demand streaming and unlimited tethered downloading of songs to the hard drives of three PCs. With a Napster To Go subscription users can enjoy all the benefits of a Napster subscription, as well as unlimited transfers of tethered downloads to a compatible MP3 player without paying an additional fee per song. In other words, a Napster To Go subscriber enjoys unlimited music on up to three PCs and “on the go” with up to two compatible MP3 players. In addition to our Napster and Napster To Go offerings, we provide a download music store, called Napster Light where customers who are not subscribers can purchase individual tracks for $0.99 each or albums starting at $6.95. These tracks can be downloaded or “burned” to a CD, or transferred to an MP3 player. Napster’s catalogue of available music exceeds one million tracks and all content is licensed from major music companies, including EMI Recorded Music, Sony BMG, Universal Music Group and Warner Music Group, as well as numerous independent labels, on a non-exclusive basis.

Consumers have a choice of MP3 players with which to enjoy Napster To Go. Currently, the Dell DJ20, Dell DJ30, Dell Pocket DJ, Creative Zen Micro, Creative Zen PMC, Gateway MP3 Photo Jukebox, iRiver H10, iRiver H320, iRiver PMC-120, Samsung YH999 and Audiovox SMT 5600 are all Napster To Go compatible. If the public availability of compatible MP3 players is delayed, or there are not enough compatible MP3 players, our planned revenue growth could be adversely impacted.

We sell our online music services directly to end users through our Napster.com website, but also use retail distribution channels to promote and bundle the Napster services with other products they sell. If we lost access to our retail distribution partners, our revenues could be adversely impacted.

The market for online music is rapidly growing and we expect our online music business to continue to grow as the industry expands. This market is highly competitive and we expect competition to continue to increase in the future as the market expands. We believe that our unique technology and feature set positions us ahead of many of our competitors. Our strategy is to drive increased demand, and stay ahead of our competition by continuing to expand the features of our Napster service and provide our customers the best user experience. Additionally, our strategic priorities include continuing to build our customer brand, pursuing strategic partnerships and pursuing strategic acquisitions and complementary technologies.

The Napster division continues to operate at a loss and net negative cash flow due to our significant investments to enhance service capabilities, market Napster To Go and grow worldwide.

Discontinued Operations

On December 17, 2004, Napster sold substantially all of the assets and liabilities of its consumer software division (“CSD”.) From the acquisition of Pressplay on May 19, 2003 though the divestiture of CSD on December 17, 2004, our consumer software products business accounted for substantially all of our revenues. Prior to the acquisition of Pressplay, CSD accounted for all of our revenues. We derived CSD revenue from distributors and direct sales to end users through the Company’s website and toll-free number. Distributors resold our consumer software products to retailers of computer software products. We also sold our software products to OEMs such as PC manufacturers and CD- and DVD-recordable drive manufacturers and integrators.

During fiscal 2004, we undertook a number of restructurings, particularly workforce reductions and real estate consolidations, to react to market conditions. CSD expenses were reduced through strong cost cutting measures and consolidating operations. These activities included the sale of our GoBack product line to Symantec, Inc. in a transaction accounted for as a sale of assets.

Significant Transactions

Issuance of Common Stock

On January 24, 2005, we issued 7,100,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $7.35 per share with gross proceeds of $52.2 million. The gross proceeds were reduced by placement fees and legal fees totaling approximately $3.6 million.

Sale of Consumer Software Division

On December 17, 2004, we sold substantially all of the assets and liabilities of CSD, including all of the capital stock of certain international subsidiaries historically included in CSD, to Sonic. The remaining international subsidiaries historically included in CSD have been substantially liquidated as of December 17, 2004. The transaction was structured as an asset sale. The disposition is accounted for as a discontinued operation in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. Therefore, the results of operations of CSD have been reclassified to results of operations from discontinued operations for all periods presented.

Common Stock Purchase Agreement

On June 17, 2004, we entered into a Common Stock Purchase Agreement with Best Buy Co., Inc. (“Best Buy”.) Under the terms of a related multi-year agreement, Best Buy’s affiliate, Best Buy Stores, L.P., will promote Napster as its leading digital music service through comprehensive in-store marketing activities as well as extensive broadcast, print and online advertising. Best Buy Stores, L.P. will also market a co-branded version of Napster which will be made available to customers via retail and online through Bestbuy.com. On June 17, 2004, Napster issued approximately 1.1 million shares of common stock valued at approximately $5.0 million to Best Buy at a cash purchase price of $0.01 per share. The difference between the fair value of the shares and the cash purchase price was recorded as prepaid marketing expenses upon issuance of the shares in June 2004.

Acquisition of Napster, LLC

In May 2003, we acquired substantially all of the ownership of Napster, LLC (formerly known as Pressplay), a provider of an online music service. Pressplay served as the foundation for Napster’s online music service, which was launched on October 29, 2003 under the Napster brand. In consideration of the acquisition, Napster exchanged $12.5 million in cash, issued 3.9 million shares of Napster’s common stock valued at $23.5 million and obligated itself to pay up to $12.4 million in contingent payments based on Napster’s future cash flows from the online music business. We incurred approximately $1.8 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price of the transaction. This acquisition was accounted for as a purchase and Napster, LLC’s (f/k/a Pressplay) results of operations are included in our financial statements from the date of acquisition. Prior to the launch of the Napster branded online music services in October 2003, online music revenues were minimal.

Divestiture of GoBack product line

In April 2003, we sold our GoBack product line and related tangible and intangible assets to Symantec. Cash consideration of $10.2 million was due at the date of the sale with a further $2.8 million held in escrow. This escrow was subject to claims for certain potential contingencies and was paid to us after the one-year anniversary date of the close of the transaction. A total of $1.1 million of the escrow amount was recognized as consideration at the time of the transaction. The remainder was recognized in April 2004, on the one-year anniversary date of the close of the transaction after satisfaction of the conditions specified in the purchase agreement. In the fiscal year ended March 31, 2004, we recorded a total gain of $12.3 million from the sale of the GoBack product line, including $1.7 million recognized in the quarter ended June 30, 2004.

Acquisition of certain Napster assets

In November 2002, we acquired certain assets of Enco Recovery Corporation (f/k/a Napster, Inc.), an entity unrelated to the Company, an online music file-sharing service, for $5.7 million in cash and a warrant to purchase 100,000 shares of Napster’s common stock at a price of $3.12 per share. The transaction was accounted for as a purchase of assets. The purchase price, including the fair value of the warrants and certain acquisition expenses, was $6.1 million and was allocated to the acquired assets based on their fair market value. On November 29, 2004 the warrant was exercised in a cashless transaction for 66,227 shares of our common stock.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to revenue recognition, sales returns and allowances, bad debt allowances, valuation and amortization of long lived assets, restructuring provisions and deferred income taxes. Actual results could differ from these estimates. Certain of our critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

Note 1 to the Consolidated Financial Statements provides a summary of our significant accounting policies. Certain of these policies require substantial judgment on the part of management. These critical accounting policies and the effect that changes in management’s estimates could have on our consolidated financial statements are further described below.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements” (“SAB 104”,) Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with

Multiple Deliverables” and EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”.) In general, we recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

Music subscriptions are paid in advance, typically for monthly or annual periods. Music subscription revenues are recognized on a daily basis over the subscription period. Revenues from sales of individual songs or albums by download are recognized at the time the music is delivered, digitally, to the end user. Revenues from pre-paid cards are deferred and then recognized as tracks are downloaded by the end users or, if redeemed for a subscription, over the subscription period. Revenues from licenses of Napster merchandising rights are recognized upon receipt of royalty reports from the licensee.

We have arrangements whereby customers pay one price for multiple products and services. In some cases, these arrangements involve a combination of hardware and services. In other cases, the customer pays a single price for multiple music downloads and months of music subscriptions. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units in accordance with EITF No. 00-21. Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values. In the event that there is no objective and reliable evidence of fair value, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Management applies significant judgment in establishing the fair value of multiple elements within revenue arrangements. Estimates of fair value represent our best estimate, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time revenue charges as future elements of the arrangements are delivered.

We have arrangements with certain customers whereby the customer provides goods or services to Napster. Our revenue and the charges for the goods or services provided by a customer are accounted for in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” including subsequent interpretations (“EITF 01-09”.) The costs of separately identifiable goods or services received from a customer are valued at the cost we would incur to procure the same goods or services from a non-customer third party. If the goods or services cannot be separated, the total consideration is recorded as a reduction of revenues. Consideration paid to customers under these arrangements that exceeds the separately identifiable value of the goods or services provided would be reflected as a reduction of the customer’s revenue. Management exercises significant judgment in determining the fair value of separately identified goods or services. Estimates of fair value represent our best estimate, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time expense or revenue charges.

We recognize revenue gross or net in accordance with EITF 99-19. In most arrangements, we contract directly with our end user customers, are the primary obligor and carry all collectibility risk. Revenue in these arrangements is recorded on a gross basis. In some cases, we utilize third party distributors to sell products or services directly to end user customers and carry no collectibility risk. In those instances, in accordance with EITF 99-19, we report the revenue net of the amount paid to the distributor.

Discontinued operations

CSD recognized revenues in accordance with SAB 104, American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” (“SOP 97-2”) and SFAS No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”.) In general, CSD recognized revenue when there was persuasive evidence of an arrangement, the fee was fixed or determinable, the product or services had been delivered and collectibility of the resulting receivable was reasonably assured.

CSD sold its consumer software products through original equipment manufacturers (“OEMs”), retail channels via distributors and direct to end users.

For software product sales to OEMs, CSD recognized revenue based on reported product shipments from OEMs to their customers provided that all fees were fixed or determinable, evidence of an arrangement existed and collectibility was reasonably assured. For arrangements in which all elements were not delivered at the point of reported product shipment, revenues associated with the undelivered element were recognized when all revenue recognition criteria were met for the undelivered elements.

For software product sales to distributors, revenues were recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees were fixed or determinable, evidence of an arrangement existed and collectibility was reasonably assured. CSD’s distributor arrangements provided distributors with certain product rotation rights. Additionally, CSD permitted its distributors to return products in certain circumstances, generally during periods of product transition. CSD also utilized mail-in rebates (“MIRs”) as a marketing tool to promote its products and acquire new end users. Estimated redemption of MIRs was recorded as a direct reduction to revenues and was accrued at the date the related revenues were recognized. Estimates were based upon historical redemption rates and current market factors.

For direct software product sales to end users, revenues were recognized upon shipment by CSD to the end users provided all appropriate revenue recognition criteria were met. End users additionally had the right to return their product within 30 days of the purchase. CSD established allowances for expected product returns in accordance with SFAS No. 48 and SAB 104. These allowances were recorded as a direct reduction of revenues and as an accrued liability.

CSD had other programs whereby customers are reimbursed for promotional activities. In accordance with EITF 01-09, the costs of separately identifiable promotions were valued at the cost CSD would incur to obtain the same promotion from a non-customer third party and were charged to marketing expense. If the promotion could not be separated, the total consideration was recorded as a reduction of revenue.

Revenues from CSD licenses of technology were recognized upon delivery of the licenses, provided that all fees were fixed or determinable, evidence of an arrangement existed, and collectibility was reasonably assured and there were no undelivered elements in the arrangement.

In connection with the retail sale of CSD products, CSD provided to customers a limited amount of free technical support assistance including bug fixes, work-arounds, patches and compatibility updates that were downloadable from the CSD website. In accordance with SOP 97-2, CSD did not defer the recognition of any revenue associated with this free technical support assistance but accounted for this obligation by accruing the estimated cost of providing such assistance as the associated revenue was recognized.

Management exercised significant judgment in determining whether revenues were collectable, estimating MIR redemption, return reserve allowances, fair value of separately identified goods or services and estimating the cost of technical support assistance. These estimates represented our best estimate. All CSD product return, rebate and technical support obligations were assumed by Sonic as of December 17, 2004.

Fair-Value Hedge

On December 29, 2004, Napster entered into a forward contract to hedge exposures resulting from changes in fair market value of the 653,837 shares of Sonic common stock received in our sale of CSD to Sonic (the “Sonic Shares”.) This forward contract is accounted for as a fair value hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires us to recognize the hedge as either an asset or liability on the balance sheet, measured at fair value. Additionally, pursuant to SFAS No. 133, changes in the intrinsic value of this fair-value hedge are recognized as gains or losses in current operations within other income (loss.) Effective December 29, 2004, when the hedge was put in place, gains or losses on fair value changes of the hedged Sonic Shares are also recognized in current operations in other income (loss), offsetting any gain or loss on the fair value hedge. Napster will record any ineffective portion of the hedging instruments as a gain or loss in current operations. Additionally, the hedge discount is recorded as an interest expense over the term of the hedge. Management exercised judgment in determining the nature of this hedge.

Prepaid Content Advances and Marketing Expenses

We recognize up front advance payments for digital content and marketing expenses in Prepaid and Other Current Assets. Prepaid Content Advances are expensed based on usage. Prepaid Marketing Expenses are charged to operations as we receive separately identifiable marketing services from our strategic marketing partners. Advances that are not recovered by the end of their contractual terms may be non-refundable. The recoverability of these balances is subject to regular review by management considering expected future content fees and marketing services. The estimates of expected future benefits include judgments about growth in demand for our products, performance by our strategic partners and fair values for related services. Changes in these estimates could require us to write down the carrying value of these advances and could materially impact our financial position and results of operations.

Capitalized software development costs

Internal use software.    We comply with AICPA SOP No. 98-1 “Accounting For Cost of Computer Software Developed or Obtained for Internal Use” and EITF Issue 00-2 “Accounting for Website Development Costs.” In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, generally three years.

Software held for sale.    In accordance with SFAS No. 86, “Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We have not capitalized any software development costs as technological feasibility is generally not established until a working model is completed, at which time substantially all development is complete.

Management applies significant judgment when determining whether products under development are technologically feasible or whether it is probable that they will result in additional functionality. These judgments include assessments of our development progress and expected performance. Additionally, the future realizability of capitalized software costs is subject to regular review by management, who consider expected future benefits. The estimates of expected future benefits include judgments about growth in demand for our products, performance by our strategic partners and fair values for related services. Changes in these estimates could require us to write down the carrying value of these capitalized amounts and could materially impact our financial position and results of operations.

Goodwill and other intangible assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted effective April 1, 2001. We ceased to amortize goodwill effective April 1, 2001 and evaluate the carrying value of goodwill on an annual basis. We will adjust the carrying value if the asset’s value has been impaired. We amortize other intangible assets on the straight-line method over their estimated useful lives, generally three years.

During the fourth quarters of each of fiscal 2005, 2004 and 2003 we completed our annual impairment tests. The assessment of goodwill impairment was conducted by determining and comparing the fair value of our reporting units, as defined in SFAS 142, to the reporting unit’s carrying value as of each date. In fiscal 2005 we used the market value approach to determine the fair value. In fiscal 2004 and 2003 we used the discounted cash flow methodology because we had multiple business segments. Based on the results of these impairment tests, we determined that our goodwill and other intangible assets were not impaired during fiscal 2005, 2004 or 2003. We plan to conduct our annual impairment tests in the fourth quarter of every year, or sooner if impairment indicators exist. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances, including changes in market conditions, operating fundamentals, competition and general economic conditions, have occurred requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Restructuring Provisions

We have recorded restructuring provisions in accordance with SFAS No. 146, “Accounting for Exit Costs Associated with Exit or Disposal Activities.” In order to determine our restructuring liability, SFAS 146 requires us to make a number of assumptions. These assumptions include estimated wages and associated costs for employee terminations, sublease income over the remaining lease period, estimated term of subleases, estimated utility and real estate broker fees, as well as estimated discount rates for use in calculating the present value of our liability. We developed these assumptions based on our employee termination plans and understanding of the real estate market as well as market interest rates. The assumptions used were management’s best estimate at the time of the accrual, and adjustments are made on a periodic basis if better information is obtained. On December 17, 2004 Sonic assumed all liabilities on leases associated with our restructuring provisions. Following the CSD divestiture, in December 2004 and January 2005 all terminated employees received their separation pay. As such, there is no outstanding restructuring liability as of March 31, 2005.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves determining our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must assess the likelihood that our deferred tax assets will be recovered from various means including future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. The above process is computed separately for each of continuing operations, the discontinued operation and elements of other comprehensive income.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance against our deferred tax assets, net of reversing deferred tax liabilities, as of March 31, 2005 due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating losses and accrued liabilities and other provisions not currently deductible for tax purposes. The timing of the reversal of the remaining deferred tax liability related to the election to step up the tax basis of the Pressplay goodwill is indefinite. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Equity Instruments

Napster accounts for stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of Napster’s common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years.

Napster accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date.

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

Results of Operations

Fiscal 2005 as compared to fiscal 2004

The following table sets forth our results as a percentage of total net revenues for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Net Revenues
	For the Year Ended March 31,
	2005	2004
Net revenues	100%	100%
Cost of revenues :
Cost of revenues	80%	87%
Amortization of purchased technologies	0%	1%

Total cost of revenues	80%	88%

Gross profit	20%	12%

Operating expenses:
Research and development	26%	100%
Sales and marketing	84%	131%
General and administrative	50%	177%
Restructuring charges	0%	9%
Amortization of intangible assets	4%	18%
Stock-based compensation charges	1%	8%

Total operating expenses	165%	443%

Loss from continuing operations	-145%	-431%
Other income, net	2%	5%

Loss before provision for income taxes	-143%	-426%
Income tax benefit	33%	38%

Loss from continuing operations	-110%	-388%
Income from discontinued operations, net of tax effect	47%	17%

Net loss	-63%	-371%

We began to generate online music revenues with the acquisition of Napster, LLC in May 2003. As a result, unless otherwise indicated, the following discussions and analysis of our results of operations from continuing operations relate only to the fiscal years ended March 31, 2005 and 2004.

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations:

	Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Online music revenues :
Content	$44,724	$11,657	96%	97%
Hardware & license	2,005	307	4%	3%

Total online music revenues	$46,729	$11,964	100%	100%

Content revenues increased approximately 284% to $44.7 million in fiscal 2005 from $11.7 million in fiscal 2004. This increase was primarily due to subscriber growth. The Napster service was launched in the United States during October 2003 and in the United Kingdom and Canada during May 2004. Since these launches, our subscriber base has increased steadily, reaching 412,000 as of March 31, 2005, comprised of 56,000 University subscribers and 356,000 full-paying subscribers. We anticipate that content revenues will continue to increase in the future as the overall online music market expands, and as a result of our continued marketing activities and initiatives to control customer cancellations (“churn”), increase customer growth and expand internationally.

Hardware and license revenues increased approximately $1.7 million to $2.0 million in fiscal 2005 from $307,000 in fiscal 2004, primarily due to increased hardware promotions in fiscal 2005. We anticipate that hardware and license revenues will fluctuate in the future depending on the hardware promotions and licenses that we enter into each period.

Geographic Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations:

	Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Online music revenues :
North America	$41,842	$11,964	90%	100%
United Kingdom	4,887	—	10%	0%

Total online music revenues	$46,729	$11,964	100%	100%

The increase in revenues in both geographies is related to the launch of the online music service in the United States during October 2003 and the launches of the service in the United Kingdom and Canada in May 2004. We anticipate that the proportion of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives focused on world-wide customer growth and international expansion.

Gross Margin

The following table sets forth, for the periods indicated, our gross margin from continuing operations:

	Gross Margin For the Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Online music gross margin:
Content	$9,227	$1,434	20%	12%
Hardware & license	(48)	—	0%	0%

Total online music gross margin	$9,179	$1,434	20%	12%

Content gross margin is the profit from revenues after deducting the cost of royalties to content providers and publishers, technical support, bandwidth and hosting costs, depreciation and amortization of infrastructure assets related to the delivery of our online services, and any other direct costs of the net revenues.

Gross margin on content revenue increased to 20% in fiscal 2005 from 12% in fiscal 2004, due primarily to the revenue mix which transitioned to a higher percentage of subscriptions during fiscal 2005. Additionally, our continuing operations have a relatively fixed cost base that was put in place in October 2003 as part of the launch of the online music service. Margins are improving steadily as revenues have grown in contrast to those fixed costs.

Hardware and license gross margins fluctuate based on the nature of the hardware promotions and the volume of trademark licenses in each period. During the year ended March 31, 2005, Napster sponsored hardware promotions at break-even and offered several product bundles. Revenue from product bundles is allocated between content revenues and hardware and license revenues on a pro-rata basis in accordance with EITF No. 00-21. Napster had immaterial license revenues in both fiscal 2004 and 2003.

Online service headcount dedicated to maintaining content and providing customer care was 10 at March 31, 2005 and 3 at March 31, 2004.

We expect online music gross margins to increase slightly as we expand revenues, transition the revenue mix to more subscribers and maintain our fixed infrastructure base.

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

The following table sets forth, for the periods indicated, our operating expenses from continuing operations:

	For the Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Research and development	$12,107	$11,940	26%	100%
Sales and marketing	39,215	15,647	84%	131%
General and administrative	23,316	21,217	50%	177%
Restructuring charges	—	1,119	0%	9%
Amortization of intangible assets	1,936	2,172	4%	18%
Stock-based compensation charges	676	904	1%	8%

Total operating expenses	$77,250	$52,999	165%	443%

Research and Development

Research and development expenses consist primarily of salary, benefits and contractors’ fees for our development and other costs associated with the minor enhancements of existing products and development of new features for the online service.

Research and development expenses increased $167,000 or 1% to $12.1 million in fiscal 2005 from $11.9 million in fiscal 2004. This net increase was primarily due to a $1.4 million increase in research and development in fiscal 2005, offset by $1.2 million of non-recurring expenses in the quarter ended December 31, 2003 for one-time costs associated with launching the Napster service in October 2003. The $1.4 million increase is primarily due to a full year of research and development activity in fiscal 2005 compared to ten months of activity in fiscal 2004 following the May 2003 Pressplay acquisition.

Research and development headcount for Napster was 63 at March 31, 2005 and 65 at March 31, 2004.

We anticipate that research and development expenses will increase in absolute dollars in the future as we continue to invest in online music features and services, but will remain flat or decrease as a percentage of total revenues.

Sales and Marketing

Sales and marketing expenses consist primarily of salary and benefits for sales and marketing personnel, and costs associated with advertising and promotions.

Sales and marketing expenses increased $23.6 million or 151% to $39.2 million in fiscal 2005 from $15.6 million in fiscal 2004. This increase was primarily due to $22.6 million of additional advertising and promotional spending during fiscal 2005 compared to the prior year, because the Napster service was not launched until the third quarter of fiscal 2004 and because we undertook an extensive marketing campaign during February and March 2005 related to the launch of Napster To Go. The increase was also due to $1.0 million of additional staff and overhead expenses because fiscal 2005 included a full year, whereas fiscal 2004 included only ten months from the date the acquisition of Pressplay in May 2003.

Sales and marketing headcount for Napster was 25 at March 31, 2005 and 15 at March 31, 2004.

We anticipate sales and marketing expenses to increase in the future as a result of continued marketing activities and a number of initiatives planned to drive customer growth and international expansion.

General and Administrative

General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. General and administrative charges in continuing operations include all corporate overhead charges that are not directly attributable to CSD.

General and administrative expenses increased $2.1 million or 10% to $23.3 million in fiscal 2005 from $21.2 million in fiscal 2004. General and administrative expenses reflect $4.1 million of additional professional service fees related to the transaction with Sonic, compliance with the Sarbanes-Oxley Act and legal costs related to the SightSound litigation in fiscal 2005, and an additional $1.1 million of general and administrative expenses related to international expansion. These increased expenses were offset by a $3.1 million reduction in headcount and related expenses in corporate functions due to the fiscal 2004 restructurings and the divestiture of CSD in December 2004.

General and administrative headcount for Napster was 37 at March 31, 2005 and 14 at March 31, 2004. The general and administrative headcount at March 31, 2004 included all corporate general and administrative employees.

We expect general and administrative expenses to decrease in absolute dollars in future periods because CSD has been sold and we have reduced corporate finance, human resources and information technology headcount to support the smaller online music organization.

Restructuring Charges

During fiscal 2004, Napster recorded a restructuring charge in the continuing operations of approximately $1.1 million. The restructuring charge was primarily in connection with the reorganization of Napster’s domestic operations. This restructuring charge was primarily related to severance and benefits associated with involuntary terminations. As of March 31, 2005, no additional restructurings are anticipated.

Amortization of Intangible Assets

Amortization of other intangible assets consists of amortization expense related to the intangible assets recorded in connection with our acquisition of Napster’s name in December 2002 and Napster, LLC, formerly known as Pressplay, in May 2003.

Amortization of other intangible assets decreased $236,000 or 11% to $1.9 million in fiscal 2005 from $2.2 million in fiscal 2004. The decrease is primarily due to certain identifiable intangible assets that were fully amortized during the first half of fiscal 2005.

Provided that we do not acquire new intangible assets, amortization of intangible assets is anticipated to be $1.3 million for the fiscal year ending March 31, 2006.

Stock-Based Compensation Charges

Stock-based compensation charges relate to the amortization of costs associated with stock options issued to employees and the commitment of Napster stock options to Adaptec employees who became Napster employees and are part of continuing operations.

Stock-based compensation decreased $228,000 or 25% to $676,000 in fiscal 2005 from $904,000 in fiscal 2004, because most deferred charges have been fully amortized. We expect stock-based compensation charges will increase in the future because Napster plans to change it’s employee stock-based compensation from issuing employee stock options to issuing restricted stock rights in fiscal 2006. During fiscal 2006 we will report stock-based compensation equal to the fair value of stock rights granted to employees over the employee’s service period.

Other Income, Net

Other income, net, consists primarily of interest income on our cash equivalents and short-term investments, realized gains (losses) on short-term investments, interest expense, change in the fair value of the hedge and other miscellaneous income. Other income, net increased $457,000 in fiscal 2005 to $1.1 million from $634,000 in fiscal 2004 primarily due to a $1.5 million increase in investment income offset by a $536,000 increase in interest expense, a $139,000 foreign currency loss and a $342,000 expense for the discount on the fair market value hedge. We had no foreign currency gains or losses and no hedges in fiscal 2004. We expect other income, net to increase in fiscal 2006 because we have more cash equivalents and short term investments as of March 31, 2005 and we have paid off the line of credit.

Income Tax Benefit

Income tax benefit primarily relates to the tax benefit of utilizing the operating losses from continuing operations to offset taxable gains in the discontinued operation. We have recorded a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Conversely, we have recognized a provision in continuing operations in each period that a valuation allowance was recorded against beginning of the period deferred tax assets.

During January 2005, following the divestiture of CSD, which utilized substantially all of our tax operating losses, Napster made a tax election to step up the basis in Pressplay goodwill for tax purposes. As a result, the Pressplay goodwill is deductible for tax purposes. In accordance with FAS 109, this tax deduction represents a tax timing difference that is shown as a provision for income taxes.

Income tax benefit increased $11.0 million or 244% to $15.5 million in fiscal 2005 from $4.5 million in fiscal 2004. The increase in fiscal 2005 is primarily due to the taxable gain on the divestiture of CSD during fiscal 2005, which was completely offset by operating losses from continuing operations. This benefit is offset by a $1.7 million tax provision for the deductibility of the Pressplay goodwill.

We do not expect to realize tax benefits on the continuing operations in fiscal 2006, because the discontinued operation (CSD) has been divested and continuing operations are expected to incur taxable losses in the foreseeable future. We expect to incur a tax provision of approximately $1 million during fiscal 2006 related to the deductible Pressplay goodwill. In the event that deferred tax assets are realizable in the future in excess of the net recorded valuation allowance, an adjustment to the deferred tax asset will increase the tax benefit in the period such determination is made.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations increased $19.9 million or 995% to $21.9 million in fiscal 2005 from $2.0 million in fiscal 2004. The increase is primarily due to the $18 million after-tax gain on the sale of CSD in December 2004 and $1.9 million of after-tax profits from CSD prior to the divestiture.

Fiscal 2004 as compared to fiscal 2003

We had no online music revenues, costs of revenues, research and development expenses or sales and marketing expenses in fiscal 2003 or earlier because we had no online music operation until the acquisition of the Napster trademark in November 2002.

The following table sets forth, for the periods indicated, our operating expenses from continuing operations:

	For the Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2004	2003	2004	2003
	(in thousands)
Research and development	$11,940	$—	100%	n/a
Sales and marketing	15,647	—	131%	n/a
General and administrative	21,217	17,818	177%	n/a
Restructuring charges	1,119	—	9%	n/a
Amortization of intangible assets	2,172	666	18%	n/a
Stock-based compensation charges	904	773	8%	n/a

Total operating expenses	$52,999	$19,257	443%	n/a

General and Administrative.    General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. General and administrative charges for the continuing operations in fiscal 2003 represent corporate overhead charges that are not directly attributable to CSD. General and administrative expenses increased $3.4 million or 19% to $21.2 million in fiscal 2004 from $17.8 million in fiscal 2003. General and administrative expenses increased primarily as a result of the addition of the online music division during early fiscal 2004. General and administrative headcount for Napster was 14 at March 31, 2004 and 18 at March 31, 2003. General and administrative headcount in all periods includes all corporate general and administrative employees.

Amortization of Intangible Assets.    Amortization of other intangible assets consists of amortization expense related to the intangible assets recorded in connection with our acquisition of the Napster trademark in November 2002 and Napster, LLC, formerly known as Pressplay, in May 2003. Amortization of other intangible assets increased $1.5 million or 226% to $2.2 million in fiscal 2004 from $666,000 in fiscal 2003. The increase is because the Napster trademark was acquired during the third quarter of fiscal 2003, and was therefore only amortized for three months in fiscal 2003 compared to twelve months in fiscal 2004. Additionally, Presssplay was acquired in fiscal 2004, and therefore represented none of the fiscal 2003 amortization.

Stock-Based Compensation Charges.    Stock-based compensation charges relate to the amortization of costs associated with stock options issued to employees and the commitment of Napster stock options to Adaptec employees who became Napster employees and are part of continuing operations. Stock-based compensation increased $131,000 or 17% to $904,000 in fiscal 2004 from $773,000 in fiscal 2003, because additional stock based compensation was deferred in fiscal 2004 associated with stock option grants at strike prices below fair market value.

Other Income, Net.    Interest income and realized gains on investments decreased to $799,000 in fiscal 2004 from $956,000 in fiscal 2003 primarily due to fluctuations in interest rates on cash, cash equivalents and investments. Interest expense increased to $175,000 in fiscal 2004 from $42,000 in fiscal 2003 due to interest on the borrowings through our revolving line of credit.

Income Tax Benefit.    The $2.7 million decrease in the tax benefit to $4.5 million in fiscal 2004 from 7.2 million in fiscal 2003 was because fewer fiscal 2004 losses were expected to be realized as an offset to 2004 discontinued operation profits.

Income (Loss) from Discontinued Operations.    Income (loss) from discontinued operations increased by $2.5 million or 510% to $2.0 million income in fiscal 2004 from a $489,000 loss in fiscal 2003. The increase from fiscal 2003 to 2004 is primarily due to reduced spending following restructuring actions.

Liquidity and Capital Resources

We ended fiscal 2005 with $167.8 million in cash, cash equivalents and short-term investments, including the $9.8 million fair value of the Sonic Shares. These amounts consist principally of commercial paper, corporate bonds, U.S. government securities and money market funds. This balance represents a $100.7 million increase as compared to March 31, 2004. Our primary ongoing source of cash is receipts from revenues and proceeds from private equity placements. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments to content providers, payments for products held for resale, and purchases of property and equipment. Our working capital was $131.5 million at March 31, 2005.

On January 24, 2005, we issued 7,100,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $7.35 per share with gross proceeds of $52.2 million. The gross proceeds were reduced by placement fees and legal and accounting fees of in total approximately $3.6 million.

Line of Credit

In March 2004, we entered into an agreement with Silicon Valley Bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. In June 2004, we amended the line of credit agreement to increase the available borrowings to $17.0 million. In December 2004, we amended the line to release the lender’s security in assets sold to Sonic and to extend the maturity date to December 2005. At March 31, 2005, we had borrowed $15.0 million under the line of credit. During May 2005, we repaid the $15.0 million line of credit balance, plus $73,000 of accrued interest.

As of June 3, 2005, $17.0 million is available for borrowing under the line. The line of credit bears interest at a variable rate of prime plus 0.5% per annum. The line of credit contains a material adverse conditions clause and covenants that require us to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $45.0 million, (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 10% of net accounts receivable, to total borrowings under the line of credit of not less than 2.00 to 1.00. At March 31, 2005, we were in compliance with all covenants under the line of credit.

Financial Position

We believe that the liquidity provided by existing cash, cash equivalents, and short-term investments will provide sufficient capital to meet our requirements for at least the next 12 months. Napster operates and will continue to operate in the near term at a loss and net negative cash flow due to significant investments required to expand its service capabilities and to expand internationally.

On December 29, 2004, we entered into a forward contract to hedge against changes in the fair market value of its 653,837 unregistered shares of Sonic common stock. This forward contract, carried at fair value, has a maturity between six and twelve months. As a result of the hedge agreement, Napster has eliminated its exposure to changes in the fair value of the shares until the forward contract expires in December 2005.

We do not currently hold any variable interest rate debt other than our revolving line of credit. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold other derivative financial instruments in the future.

Cash Flows

Operating Activities

The following table sets forth, for the periods indicated, the components of cash flows from operating activities (in thousands):

	For the Year Ended March 31,
	2005	2004	2003
Net loss	$(29,506)	$(44,413)	$(11,650)
Gain on sale of CSD and GoBack Product Line	(32,077)	(10,622)	—
Non-cash expenses	16,198	15,359	13,010
Changes in operating assets and liabilities:
Deferred revenue	8,312	905	725
Prepaids and other long term assets	862	1,005	(331)
Trade accounts receivable	2,496	2,059	10,391
Deferred income taxes	1,696	3,559	(2,149)
Accounts payable and accruals	1,663	(923)	(377)
Other long term liabilities	(178)	2,296	—

	$(30,534)	$(30,775)	$9,619

Operating cash flows were impacted by a lower net loss, offset by increased investment in working capital as our business grows. The increase in non-cash expenses to $16.2 million in fiscal 2005 compared to $15.4 million in fiscal 2004 is primarily due to fiscal 2005 non-cash marketing expenses associated with stock issued as part of the Best Buy strategic marketing agreement, offset by asset impairment charges as a result of restructuring initiatives in fiscal 2004. Other non-cash expenses primarily include depreciation, amortization and provisions for doubtful accounts receivable. The increase in deferred revenues to $8.3 million in fiscal 2005 from $905,000 in fiscal 2004 is primarily associated with subscriber growth following the launch of the online music service in October 2003. The decrease in deferred income taxes to $1.7 million in fiscal 2005 from $3.6 million in fiscal 2004 is associated with an increased valuation allowance offset by the impact of the election to deduct Pressplay goodwill. The increase in payables and accrued liabilities to a source of $1.7 million in fiscal 2005 from a usage of $923,000 in fiscal 2004 is associated with payment timing.

The increase in non-cash expenses to $15.4 million in fiscal 2004 from $13.0 million in fiscal 2003 is due to asset impairment charges as a result of restructuring initiatives in fiscal 2004. The decrease in trade accounts receivable to $2.1 million in fiscal 2004 compared to $10.4 million in fiscal 2003 is primarily due to faster collections from our major customers. The increase to $3.6 million of deferred income taxes in fiscal 2004 compared with $2.1 million of deferred income tax assets in fiscal 2003 is associated with establishing a valuation allowance in fiscal 2004.

Investing Activities

Net cash provided by investing activities was $76.8 million in fiscal 2005, primarily as a result of the $71.7 million investment proceeds from the sale of the CSD and GoBack product line, $7.3 million of additional cash from the net proceeds from short term investments, offset by $2.3 million of capital expenditures.

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

Financing Activities

Net cash provided by financing activities was $53.2 million in fiscal 2005, primarily due to $48.6 million of net proceeds from the issuance of common stock through a private equity financing, $5.2 million of net proceeds from the exercise of stock options and the employee stock purchase plan, slightly offset by $594,000 of principal cash payments made on our capital lease obligations.

In January, 2005, we issued 7.1 million shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $7.35 per share with gross proceeds of $52.2 million. The gross proceeds were reduced by placement fees and legal fees totaling approximately $3.6 million.

Net cash provided by financing activities was $53.3 million in fiscal 2004, primarily due to $41.4 million of net proceeds from the issuance of common stock through two private equity financings, $2.5 million in proceeds from the exercise of stock options and the employee stock purchase plan and $15.0 million of cash drawn on our line of credit. The inflows of cash were partially offset by $5.0 million used to repay our former line of credit and $613,000 of principal cash payments made on our capital lease obligations.

In January 2004, we issued 5.5 million shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $4.10 per share with gross proceeds of $22.6 million. The gross proceeds were reduced by placement fees and legal and accounting fees of approximately $1.7 million.

In June 2003, Napster issued 4.0 million shares of common stock in a private equity placement to certain accredited investors. The shares were sold at a price of $5.50 per share with gross proceeds of $22.0 million. The gross proceeds were reduced by placement fees and legal and accounting fees of approximately $1.8 million.

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

Contractual obligations

At March 31, 2005, we had open purchase orders of approximately $7.2 million primarily related to marketing, professional service and facility related activities. We also had commitments that consisted of obligations to pay content fees and royalties on music delivered to our customers, debt obligations and non-cancelable leases. These purchase commitments and lease obligations are reflected in our consolidated financial statements after goods or services have been received or at such time when we are obligated to make payments related to these royalties, goods, services or leases.

Content fees and royalties on music are due to our partners based upon net revenues and online music distribution volumes. As online service volumes increase or decrease, our obligations for content fees and royalties increase or decrease proportionally. As of March 31, 2005 there are no fixed minimum obligations for content fees or royalties.

At March 31, 2005 we had no outstanding letters of credit.

In the event that we decide to cease using a leased facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

Future contractual minimum payments due under our agreements, debt obligations and non-cancelable leases at March 31, 2005 are as follows (in thousands):

Year Ending March 31,	Line of Credit	Non- Cancelable Capital Leases	Non- Cancelable Operating Leases	Non- Cancelable Purchase Orders	Total
2006	$15,073	$120	$1,299	7,213	23,705
2007	—	30	915	32	977
2008	—	—	93	—	93
2009	—	—	8	—	8
2010	—	—	6	—	6

Total	$15,073	$150	$2,321	7,245	$24,789

The $15 million line of credit borrowing, plus $73,000 of accrued interest, was paid in full during May 2005. We expect that as our existing debt, capital leases, operating leases and obligations terminate over the next few years, we will enter into new agreements which will result in new obligations.

Off-Balance Sheet Arrangements

As of March 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Litigation

Information concerning our litigation matters is included in Part I, Item 3 above.

Recent Accounting Pronouncements

Other-Than Temporary Impairment

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115 and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 was originally to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delayed the effective date for the measurement and recognition guidance for all investments within the scope of EITF No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. The applicable disclosures have been included in our consolidated financial statements and related notes hereto. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

Share-Based Payments

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises the previously effective SFAS No. 123 and supersedes APB No. 25, and on March 29, 2005 the SEC issued SAB 107, “Share-Based Payment” (“SAB 107”.) These pronouncements address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires that such transactions be accounted for using a fair value-based method and recognized as expenses in our consolidated statements of operations. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and to not require a particular valuation methodology. The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. We are evaluating the requirements under SFAS 123(R) and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29, which requires nonmonetary exchanges to be recorded at the fair value of the assets exchanged, with certain exceptions. This standard requires most exchanges of productive assets to be accounted for at fair value, rather than at carryover basis. The provisions of SFAS No. 153 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in fiscal 2006. Adoption of his statement will have no material impact on our consolidated financial position or results of operations.

Foreign Earnings Repatriation

In December 2004, the FASB issued a FASB Staff Position (“FSP”) regarding “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”), FSP 109-2. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The dividends received deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market value risk

Short-term investments include 653,837 shares of unregistered common stock of Sonic that were received as partial consideration for the sale of CSD to Sonic. Napster intends to sell these shares as soon as they are registered. On December 29, 2004, Napster entered into a forward contract to hedge these shares against exposures resulting from changes in fair market value. This forward contract, carried at fair value, is exercisable between six and twelve months after it was entered into. The changes in fair value of the forward contract are intended to offset changes in the market value of the Sonic Shares. The Sonic Shares are collateral for the forward contract.

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

Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To reduce this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate bonds, U.S. agencies securities, asset-backed securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on these funds fluctuates with the prevailing interest rate. All of our short-term investments mature in less than two years.

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2005. Our cash equivalents are invested in money market funds, commercial paper and municipal securities, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities (in thousands, except interest rates.)

	Maturing in		Total	Estimated Fair Value
	Less than One Year	More than One Year
Short-term investments	$20,612	$1,928	$22,540	$22,540
Weighted-average interest rate	4.08%	4.73%

We have available to us a $17 million revolving line of credit. We had borrowed $15 million against this line of credit as of March 31, 2005. The entire $15 million, plus $73,000 of accrued interest, was paid in full during May 2005. We do not have any outstanding variable interest rate debt.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

Exchange rate risk

We market our Napster service in the United States, Canada and the United Kingdom, resulting in sales denominated in U.S. dollars, Canadian dollars and United Kingdom pounds. As such, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

For foreign subsidiaries whose functional currency is U.S. dollars, certain assets and liabilities are re-measured at the period-end or historical exchange rates as appropriate. Revenues and expenses are re-measured at the average exchange rate during the period. Currency translation gains and losses are recognized in current operations.

Cash and cash equivalents are predominantly denominated in U.S. dollars. As of March 31, 2005 we held $7.7 million of cash and cash equivalents in Danish kroner, $3.8 million in United Kingdom pounds, $1.2 million in Euros, and $700,000 in other foreign currencies.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15(a.)

Unaudited Quarterly Results of Operations

	Three Months Ended
	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003
	(in thousands, except per share data)
Net revenues	$17,436	$12,111	$9,315	$7,867	$6,061	$3,604	$1,518	$781
Gross profit	$3,530	$2,422	$1,807	$1,420	$868	$109	$311	$146
Net loss from continuing operations	$(24,124)	$(3,653)	$(16,073)	$(7,583)	$(12,165)	$(15,092)	$(10,149)	$(9,009)
Net income (loss)	$(24,338)	$12,785	$(15,313)	$(2,640)	$(6,565)	$(25,598)	$(11,880)	$(370)
Net loss per share from continuing operations:
Basic and diluted	$(0.59)	$(0.10)	$(0.46)	$(0.22)	$(0.37)	$(0.54)	$(0.37)	$(0.41)
Net income (loss) per share:
Basic and diluted	$(0.60)	$0.36	$(0.44)	$(0.08)	$(0.20)	$(0.92)	$(0.43)	$(0.02)
Weighted average shares used in computing net Income (loss) per share:
Basic and diluted	40,877	35,097	34,729	33,726	32,961	27,852	27,641	21,864

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

See “Management’s Report on Internal Control Over Financial Reporting” on page F-2.

Attestation Report of the Registered Public Accounting Firm.

The report required by this item is set forth on page F-3.

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2005, we implemented a new internal control over financial reporting, pursuant to which an outside consultant reviews our income tax provision computation on a quarterly basis. Other than this new control, there was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2005 annual meeting of stockholders to be held on October 13, 2005. Information concerning our executive officers is included in Part I.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2005 annual meeting of stockholders to be held on October 13, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2005 annual meeting of stockholders to be held on October 13, 2005.

Equity Compensation Plan Information

We currently maintain six equity compensation plans: the Amended and Restated 2000 Stock Option Plan (the “2000 Plan”), the Amended and Restated 2001 Stock Plan (the “2001 Plan”), the Amended and Restated 2001 Directors Option Plan (the “Directors Plan”), the Amended and Restated 2001 Employee Stock Purchase Plan (the “ESPP”), the 2002 Stock Plan (the “2002 Plan”) and the 2003 Stock Plan (the “2003 Plan”.)

Equity Compensation Plans Approved by Stockholders.    Each of our 2000 Plan, 2001 Plan, Directors Plan and ESPP was approved by Adaptec, our sole stockholder at the time each plan was adopted. The 2003 Plan was approved by our stockholders at our annual meeting of stockholders on September 18, 2003.

Under each of the 2000 Plan, 2001 Plan and 2003 Plan, our Board of Directors, or a committee of the Board, may grant stock options and restricted stock awards to employees and consultants of Napster or our subsidiaries and to Napster directors. The purchase price of any shares of our common stock subject to an award granted under either plan will be determined by our Board or a committee of the Board at the time of grant, and may be less than the fair market value of the underlying stock at that time. Awards granted under these plans may be fully vested at grant or subject to a vesting schedule determined by our Board or a committee of the Board. Each option granted under these plans will expire not more than ten years after its date of grant. Unvested shares of restricted stock are subject to repurchase by Napster upon the termination of the holder’s employment or service. As of March 31, 2005, no restricted stock awards have been granted.

Under the Directors Plan and the 2001 Plan, stock options are automatically granted to Napster’s non-employee directors. Options are granted at fair market value on the date of grant, vest on a quarterly basis over a four-year period and expire not more than ten years after the date of grant.

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

Equity Compensation Plan Not Approved by Stockholders.    The 2002 Plan did not require approval of, and has not been approved by, our stockholders. The 2002 Plan allows our Board of Directors, or a committee of the

Board, to grant stock options and restricted stock awards to employees and consultants of Napster or our subsidiaries. Employees who are Napster officers and Napster directors are not eligible to receive awards under the 2002 Plan. To date, only stock options have been granted under the 2002 Plan. The purchase price of any shares of our common stock subject to an award granted under the 2002 Plan will be determined by our Board or a committee of the Board at the time of grant and may be less than the fair market value of the underlying stock at that time. Restricted stock awards granted under the 2002 Plan may be fully vested at grant or subject to a vesting schedule determined by our Board or a committee of the Board. Each option granted under the 2002 Plan will expire not more than ten years after its date of grant. Unvested shares of restricted stock are subject to repurchase by Napster upon the termination of the holder’s employment or service. To date, no restricted stock awards have been granted.

Summary Table.    The following table sets forth, for each of Napster’s equity compensation plans, the number of our shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2005.

Plan category	Number of shares of Napster common stock to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options(2)	Number of shares of Napster common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	4,951,826	$7.40	3,480,420	(3),(4)
Equity compensation plans not approved by stockholders	65,000	$14.09	538,281	(5)

Total	5,016,826	$7.48	4,018,701

(1)	This column does not reflect shares that may be acquired under the ESPP in the current purchase period because that number is not determinable until the end of the period.
(2)	This column does not reflect the price of shares that may be acquired under the ESPP in the current purchase period because that price is not determinable until the end of the period.
(3)	Of these shares, 320,519 were available under the ESPP and the balance is available for option grants under our other stockholder-approved equity compensation plans. Up to 2,285,692 of these shares are available for restricted stock award grants under the 2001 Plan and 2003 Plan.
(4)	On April 1 of each year during the term of the 2001 Plan, the total number of shares available for award purposes under the 2001 Plan will increase by the lesser of 2,000,000 shares or 6% of the total number of common shares issued and outstanding as of the immediately preceding March 31, or a lesser number determined by the Board of Directors. On April 1 of each year during the term of the Employee Stock Purchase Plan, the total number of shares available for purchase under the ESPP will increase by the lesser of 100,000 shares or 1.5% of the total number of common shares issued and outstanding as of the immediately preceding March 31, or a lesser number determined by the Board of Directors. Accordingly, on April 1, 2005, the aggregate number of shares available for issuance under the 2001 Plan increased by 2,000,000 shares and the aggregate number of shares available for issuance under the ESPP increased by 100,000 shares. The information presented in this table was calculated as of March 31, 2005 and does not reflect these increases, or any possible future increases, to the number of shares available under these plans.
(5)	All of these shares are available for option and restricted stock award grants under the 2002 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2005 annual meeting of stockholders to be held on October 13, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2005 annual meeting of stockholders to be held on October 13, 2005.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following documents are filed as part of this annual report:

1.	Financial Statements

See Index to Financial Statements at page F-1 of this Form 10-K.

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts and Reserves.

All other schedules have been omitted because the required information is not present or not present in amounts sufficient to require the submission of the schedules, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed as part of this Form 10-K.

NAPSTER, INC.

NAPSTER, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with the authorization of management and directors of our Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”.)

Based on our assessment of internal controls over financial reporting, management has concluded that, as of March 31, 2005, our internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report that appears on page F-3.

NAPSTER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Napster, Inc.:

We have completed an integrated audit of Napster, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Napster, Inc. and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing on page F-2 of the Consolidated Financial Statements, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

San Jose, California

June 10, 2005

NAPSTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2005	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$135,416	$36,911
Restricted cash	—	1,735
Short-term investments	32,380	28,490
Accounts receivable, net of allowance for doubtful accounts of $6 at March 31, 2005 and $991 at March 31, 2004	1,545	16,279
Prepaid expenses and other current assets	9,775	8,476

Total current assets	179,116	91,891
Long-term investments	—	3,000
Property and equipment, net	5,337	9,933
Goodwill	34,658	89,516
Identifiable intangible assets, net	1,349	5,899
Other assets	422	1,748

Total assets	$220,882	$201,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,547	$6,610
Income taxes payable	4,125	2,841
Accrued liabilities	11,137	30,102
Deferred revenues and other benefits	8,589	1,545
Deferred gain on divestiture	2,073	—
Short-term debt	15,110	15,420

Total current liabilities	47,581	56,518
Long term liabilities:
Deferred income taxes	1,696	—
Other long term liabilities	212	2,449

Total liabilities	49,489	58,967

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000 shares; Issued and outstanding: none at March 31, 2005 and none at March 31, 2004	—	—
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and outstanding: 42,961 shares at March 31, 2005 and 33,543 shares at March 31, 2004	43	34
Additional paid-in capital	256,586	195,971
Deferred stock-based compensation	(533)	(1,386)
Accumulated deficit	(86,423)	(56,917)
Accumulated other comprehensive income	1,720	5,318

Total stockholders’ equity	171,393	143,020

Total liabilities and stockholders’ equity	$220,882	$201,987

The accompanying notes are an integral part of these consolidated financial statements.

NAPSTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31,
	2005	2004	2003
Net revenues	$46,729	$11,964	$—
Cost of revenues	37,550	10,530	—

Gross profit	9,179	1,434	—

Operating expenses:
Research and development (1)	12,107	11,940	—
Sales and marketing (2)	39,215	15,647	—
General and administrative (3)	23,316	21,217	17,818
Restructuring charges	—	1,119	—
Amortization of intangible assets	1,936	2,172	666
Stock-based compensation charges	676	904	773

Total operating expenses	77,250	52,999	19,257

Loss from continuing operations	(68,071)	(51,565)	(19,257)
Other income, net	1,091	634	914

Loss before provision for income taxes	(66,980)	(50,931)	(18,343)
Income tax benefit	15,547	4,515	7,182

Loss from continuing operations, after income tax benefit	(51,433)	(46,416)	(11,161)

Income (loss) from discontinued operations, net of tax (4)	21,927	2,003	(489)

Net loss	$(29,506)	$(44,413)	$(11,650)

Other comprehensive gain (loss):
Foreign currency translation adjustment	(4,481)	3,689	1,783
Unrealized gain (loss) on short-term investments	883	(300)	24

Comprehensive loss	$(33,104)	$(41,024)	$(9,843)

Earnings per share:
Net loss per share from continuing operations
Basic and diluted	$(1.43)	$(1.69)	$(0.57)

Net income (loss) per share from discontinued operations
Basic and diluted	$0.61	$0.07	$(0.03)

Net loss per share
Basic and diluted	$(0.82)	$(1.62)	$(0.60)

Weighted average shares used in computing net income (loss) per share
Basic and diluted	36,065	27,496	19,477

(1)	Excludes stock-based compensation charges of $5, $12 and zero for 2005, 2004 and 2003, respectively.

(2)	Excludes stock-based compensation charges of $34, $54 and zero for 2005, 2004 and 2003, respectively.

(3)	Excludes stock-based compensation charges of $637, $838 and $773 for 2005, 2004 and 2003, respectively.

(4)	Includes stock-based compensation charges of $1,895, $1,169 and $1,846 for 2005, 2004 and 2003, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NAPSTER, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2002	19,474	$20	$129,588	$(7,487)	$(854)	$122	$121,389
Net loss	—	—	—	—	(11,650)	—	(11,650)
Foreign currency translation adjustment	—	—	—	—	—	1,783	1,783
Unrealized gain on short-term investments	—	—	—	—	—	24	24
Issuance of warrant to Napster	—	—	329	—	—	—	329
Issuance of common stock under employee stock plans	345	—	1,401	—	—	—	1,401
Re-purchase and retirement of common stock	(245)	—	(1,064)	—	—	—	(1,064)
Amortization of deferred stock-based compensation	—	—	—	2,641	—	—	2,641
Employee termination adjustment to deferred stock-based compensation	—	—	(1,960)	1,960	—	—	—
Re-measurement of warrant issued to strategic partner	—	—	(22)	—	—	—	(22)

Balance at March 31, 2003	19,574	20	128,272	(2,886)	(12,504)	1,929	114,831
Net loss					(44,413)		(44,413)
Foreign currency translation adjustment	—	—	—	—	—	3,689	3,689
Unrealized loss on short-term investments	—	—	—	—	—	(300)	(300)
Issuance of common stock under employee stock plans	555	1	1,611	—	—	—	1,612
Deferred stock-based compensation on stock options issued to employees	—	—	897	(897)	—	—	—
Issuance of common stock in connection with the acquisition of Napster, LLC	3,914	4	23,483	—	—	—	23,487
Amortization of deferred stock-based compensation	—	—	—	2,970	—	—	2,970
Employee termination adjustment to
deferred stock-based compensation	—	—	573	(573)	—	—	—
Issuance of common stock from private equity financing	9,500	9	41,135	—	—	—	41,144

Balance at March 31, 2004	33,543	34	195,971	(1,386)	(56,917)	5,318	143,020
Net loss					(29,506)		(29,506)
Foreign currency translation adjustment	—	—	—	—	—	431	431
Foreign currency adjustment as part of CSD divestiture	—	—	—	—	—	(4,912)	(4,912)
Unrealized gain on short-term investments	—	—	—	—	—	883	883
Issuance of common stock to Best Buy, Inc. in connection with marketing agreement	1,100	1	4,909	—	—	—	4,910
Issuance of common stock under employee stock plans	1,152	1	5,184	—	—	—	5,185
Issuance of common stock upon exercise of warrant	66	—	—	—	—	—	—
Stock-based compensation related to option acceleration	—	—	1,663	—	—	—	1,663
Amortization of deferred stock-based compensation and other	—	—	21	853	—	—	874
Stock-based compensation related to option issued to non-employee	—	—	34	—	—	—	34
Issuance of common stock from private equity financing	7,100	7	48,804	—	—	—	48,811

Balance at March 31, 2005	42,961	$43	$256,586	$(533)	$(86,423)	$1,720	$171,393

The accompanying notes are an integral part of these consolidated financial statements.

NAPSTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(29,506)	$(44,413)	$(11,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,849	10,619	9,742
Amortization of prepaid marketing expenses	3,961	—	—
Stock-based compensation charges	2,571	2,073	2,619
Provision for (recovery of) doubtful accounts	(42)	(75)	649
Impairment of assets	611	2,416	—
Change in fair market value of hedge	342	—	—
Non-cash purchase of private equity investment	(200)	—	—
Loss on retirement of assets	106	326	—
Gain on sale of Consumer Software Division	(30,395)	—	—
Gain on sale of GoBack product line	(1,682)	(10,622)	—
Deferred income taxes	1,696	3,559	(2,149)
Change in operating assets and liabilities, net of effects of acquisition and divestiture:
Accounts receivable	2,496	2,059	10,391
Prepaid expenses and other long term assets	862	1,005	(331)
Accounts payable	4,418	(5,152)	1,959
Income taxes payable	(45)	1,483	4,256
Accrued liabilities	(2,710)	2,746	(6,592)
Deferred revenues	8,312	905	725
Other long-term liabilities	(178)	2,296	—

Net cash provided by (used in) operating activities	(30,534)	(30,775)	9,619

Cash flows from investing activities:
Purchases of property and equipment	(2,266)	(4,793)	(4,187)
Proceeds from sale of Consumer Software Division, net	68,966	—	—
Proceeds from sale of GoBack product line, net	2,760	9,980	—
Purchases of other intangible assets	—	(63)	(5,726)
Purchases of short-term investments	(74,820)	(30,147)	(29,659)
Proceeds from sale of short-term investments	8,808	11,515	11,075
Maturities of short-term investments	71,616	8,600	4,526
Transfer from (to) restricted cash	1,735	(1,735)	—
Investment in nonconsolidated company	—	—	(3,000)
Acquisition of Napster, LLC, net of cash acquired	—	(14,552)	—

Net cash provided by (used in) investing activities	76,799	(21,195)	(26,971)

Cash flows from financing activities:
Principal payment of capital lease obligation	(594)	(613)	(557)
Payments of short-term debt	—	(5,000)	—
Proceeds from line of credit	—	15,000	5,000
Issuance of common stock under employee stock plan	5,185	2,508	1,368
Issuance of common stock from private equity financing, net	48,624	41,424	—
Repurchase and retirement of common stock	—	—	(1,065)

Net cash provided by financing activities	53,215	53,319	4,746

Effect of exchange rates on cash	(975)	823	65
Change in cash and cash equivalents	98,505	2,172	(12,541)
Cash and cash equivalents at beginning of period	36,911	34,739	47,280

Cash and cash equivalents at end of period	$135,416	$36,911	$34,739

The accompanying notes are an integral part of these consolidated financial statements.

NAPSTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended March 31,
	2005	2004	2003
Supplemental cash flow information:
Cash paid for interest	$711	$490	$220

Cash paid for income taxes	$803	$1,313	$1,832

Non-cash disclosure of investing and financing activities:
Unrealized gains (losses) on short-term investments, net	$883	$(300)	$24

Assets acquired under capital leases	$593	$—	$203

Goodwill resulting from the acquisition of MGI Software Corp	$—	$—	$1,128

Goodwill resulting from the acquisition of Napster, LLC	$51	$34,709	$—

Issuance of stock in connection with strategic marketing agreement and purchase acquisition	$4,999	$23,487	$—

Deferred stock-based compensation	$—	$897	$—

Issuance of warrants for services	$—	$—	$329

Reversal of accrual for offering expenses related to fiscal 2004 private equity financing	$187	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Napster was incorporated in Delaware in August 2000 and is a leading provider of online music for the consumer market. Napster users have access to songs from all major labels and hundreds of independent labels and are able to stream or download those songs and store them on a variety of media including personal computers, CDs, DVDs and MP3 players.

Until December 17, 2004, Napster was known as “Roxio, Inc.” and operated its business in two divisions, the consumer software division (“CSD”) and the online music distribution division, also known as the Napster division. On December 17, 2004, Napster completed the sale of substantially all of the assets and liabilities of CSD to Sonic Solutions, a California corporation (“Sonic”.) The divestiture of CSD was accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (SFAS No. 144) and, accordingly, the results of operations of the CSD are no longer presented within continuing operations.

Since the sale of CSD in December 2004, Napster has focused exclusively on the online music distribution business under the Napster brand and, since January 3, 2005, has been traded on the Nasdaq Stock Market under the symbol “NAPS.”

Liquidity and Capital Resources

Napster has incurred losses and negative cash flows from operations during the past two fiscal years. For the year ended March 31, 2005, we incurred an after tax net loss from continuing operations of $51.4 million, a net loss of approximately $29.5 million and negative cash flows from operations of approximately $30.5 million. Our cash balances may decline further, although we believe that the effects of our strategic actions implemented to improve revenue and control costs, along with existing cash resources will be adequate to fund our operations for at least the next 12 months. Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

Consolidation and basis of presentation

The accompanying consolidated financial statements present the results of operations, financial position, changes in stockholder’s equity and cash flows applicable to the operations of Napster and its wholly or majority-owned subsidiaries, after elimination of intercompany accounts and transactions. Napster owns 100% of all subsidiaries other than Napster, LLC, of which it owns 99.6%. There is no minority interest in Napster, LLC during the periods presented because the Company is obliged to fund all operating losses of the entity.

Divestiture of CSD.    The ongoing activity presented in the consolidated statements of operations as continuing operations represents Napster’s online music distribution division and corporate expenses that were not divested in the sale of CSD.

Foreign currency translation

The functional currency for most of Napster’s foreign subsidiaries is the respective local currency. These subsidiaries consist of an entity in the United Kingdom, as well as several dormant CSD subsidiaries that are substantially liquidated and, prior to December 2004, other subsidiaries sold to Sonic during December 2004.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For these entities, Napster translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income and were not significant for all periods presented.

The functional currency of one foreign subsidiary is the U.S. dollar. This subsidiary was part of CSD and was substantially liquidated in fiscal 2004. Napster remeasures the assets and liabilities of this subsidiary at the period end or historical exchange rate, as appropriate. Revenues and expenses in periods prior to the liquidation were remeasured at the average rate during the period. Currency translation gains and losses are recognized in current operations and were not material in the periods presented.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, cash equivalents and short-term investments

Napster considers all highly liquid investments purchased with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents, and investments maturing in three to twelve months to be short-term investments. Available-for-sale investments maturing in more than twelve months are classified as short-term investments as the amounts represent the investment of cash that will be available to fund current operations. Cash equivalents and short-term investments consist primarily of money market funds, corporate bonds, municipal securities, U.S. government securities and commercial paper.

Napster classifies its short-term investments into categories in accordance with the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” Currently, Napster classifies its short-term investments as available-for-sale, which are reported at fair market value with the related unrealized gains and losses, net of taxes, included in other comprehensive income. Realized gains and losses, declines in the value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income, net. The fair value of the Napster’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.

Restricted cash

Napster’s restricted cash served as collateral for an irrevocable standby letter of credit that provided financial assurance that Napster would fulfill its obligation to the lessor of a facility used by CSD. The cash was held in custody by the issuing bank and was restricted as to withdrawal or use. Pursuant to the terms of the agreement for the sale of CSD to Sonic, Sonic assumed this lease during December 2004. The restriction on this cash was released by the landlord in the fourth quarter of fiscal 2005.

Fair value of financial instruments

The carrying values of Napster’s financial instruments, including cash, cash equivalents, restricted cash, short-term investments, accounts receivable and accounts payable and accrued liabilities, approximate fair market value due to their short maturities. In addition, the fair market value of short-term debt approximates its carrying value due to its variable interest rate.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative instruments

The Company records derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Napster evaluates all derivative instruments and classifies them in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Concentrations of credit risk

Financial instruments that potentially subject Napster to significant concentrations of credit risk consist principally of cash, cash equivalents, restricted cash, short-term investments, trade accounts receivable and a fair value hedge.

Napster maintains its cash, cash equivalents, restricted cash, short-term investments and fair value hedge with high quality financial institutions and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions. Amounts deposited with these institutions may exceed federal depository insurance limits. In addition, the portfolio of investments conforms to Napster’s policy regarding concentration of investments, maximum maturity and quality of investment.

No end-user customer accounts for more than 10% of net revenues. Substantially all of our customers remit payment for the service via a prepaid or credit card. One distributor of our prepaid cards accounted for approximately 34% of our net accounts receivable at March 31, 2005, and less than 10% of our net accounts receivable at March 31, 2004. Receivables from the company that processes our credit cards accounted for 21% of our net accounts receivable at March 31, 2005 and less than 10% of our net accounts receivable at March 31, 2004. One other customer accounted for 12% of our net accounts receivable at March 31, 2005, and none of our net accounts receivable at March 31, 2004.

Prepaid expenses and other current assets

Finished Goods Inventories.    Finished goods inventories are stated at the lower of cost (first-in, first-out method) or market. Reserves for excess and obsolete inventory are established based on an analysis of products on hand, sales experience and expected future sales.

Prepaid Content Advances.    Napster recognizes up-front advance payments for digital content in prepaid expenses and other current assets. Prepaid content advances are advances paid to third-party content providers as part of an agreement to make digital content available to Napster. These advances are expensed based on usage. Advances that are not expected to be recovered by the end of their contractual terms are expensed if they are not refundable. The recoverability of these balances is subject to regular review by management.

Prepaid Marketing Expenses.    Napster recognizes up front advance payments for marketing fees in prepaid expenses and other current assets. Prepaid marketing expenses consist of amounts paid to strategic marketing partners for future marketing services. These prepayments are expensed as marketing services are received,

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on fair values of the services received, limited to the contractual value. The recoverability of these balances are subject to regular review by management.

Advertising costs

Advertising costs, with the exception of production costs related to television advertising, are expensed as incurred through direct spending. Advertising costs were approximately $26.7 million in fiscal 2005, $10.4 million in fiscal 2004 and zero in fiscal 2003. Production costs related to television advertising are expensed the first time the television advertisement is broadcast. There were no deferred production costs related to television advertising at March 31, 2005 and 2004.

Property and equipment

Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets, or the lease term if shorter.

Capitalized software development costs

Internal use software.    Napster complies with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1 “Accounting for Cost of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (“EITF”) Issue 00-2 “Accounting for Website Development Costs.” In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, generally three years.

Software held for sale.    In accordance with SFAS No. 86, “Computer Software to be Sold, Leased, or Otherwise Marketed,” development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company has not capitalized any software development costs as technological feasibility is generally not established until a working model is completed at which time substantially all development is complete.

Goodwill and other intangible assets

Napster accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Napster evaluates the carrying value of goodwill on an annual basis. Napster will adjust the carrying value if the asset’s value has been impaired. In addition, in accordance with the provisions of SFAS No. 142, Napster periodically evaluates if there are any events or circumstances that would require an impairment assessment of the carrying value of the goodwill (a “trigger event”) between each annual impairment assessment. See Note 6—Identifiable Intangible Assets and Goodwill of the Notes to Consolidated Financial Statements for a description of the effect of implementing SFAS No. 142.

Other intangible assets are amortized on the straight-line method over their estimated useful lives, generally three years. When circumstances warrant, Napster periodically evaluates any possible impairment of long-lived assets, including intangible assets other than goodwill, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairments have been identified or recorded in any periods presented.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

Napster recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements” (“SAB 104”,) EITF 00-21 “Revenue Arrangements with Multiple Deliverables” and EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”.) In general, Napster recognizes revenue when there was persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

Music subscriptions are paid in advance, typically for monthly or annual periods. Music subscription revenues are recognized on a daily basis over the subscription period. Revenues from sales of individual songs or albums by download are recognized at the time the music is delivered, digitally, to the end user. Revenues from pre-paid cards are deferred and then recognized as tracks are downloaded by the end users or, if redeemed for a subscription, over the subscription period. Revenues from licenses of Napster merchandising rights are recognized upon receipt of royalty reports from the licensee.

Napster has arrangements whereby customers pay one price for multiple products and services. In some cases, these arrangements involve a combination of hardware and services. In other cases, the customer pays a single price for multiple music downloads and months of music subscriptions. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units in accordance with EITF No. 00-21. Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values. In the event that there is no objective and reliable evidence of fair value, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items.

Napster has arrangements with certain customers whereby the customer provides goods or services to Napster. Our revenue and the charges for the goods or services provided by a customer are accounted for in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” including subsequent interpretations. The costs of separately identifiable goods or services received by Napster from a customer are valued at the cost Napster would incur to procure the same goods or services from a non-customer third party. If the goods or services cannot be separated, the total consideration is recorded as a reduction of revenues. Consideration paid to customers under these arrangements that exceeds the separately identifiable value of the goods or services provided would be reflected as a reduction of the customer’s revenue.

Napster recognizes revenue gross or net in accordance with EITF 99-19. In most arrangements, Napster contracts directly with the end user customers, is the primary obligor and carries all collectibility risk. Revenue in these arrangements is recorded on a gross basis. In some cases, Napster utilizes third party distributors to sell products or services directly to end user customers and Napster carries no collectibility risk. In those instances, in accordance with EITF 99-19, Napster reports the revenue net of the amount paid to the distributor.

Income taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes result from differences between the financial and tax bases of Napster’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by Napster.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with FAS 109, we have recognized a tax benefit in continuing operations and an equal offsetting additional tax provision in the discontinued operation in each period that continuing operations had a loss that can be applied to offset income from the discontinued operation. We have also recognized a tax provision in continuing operations in each period that a valuation allowance was recorded against beginning of the period deferred tax assets.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Accumulated other comprehensive income for the periods presented represents foreign currency translations associated with Napster’s international operations and unrealized gains and losses on available for sale securities.

Activity in accumulated other comprehensive income during fiscal 2005 was:

	Cumulative translation adjustment	Unrealized Gain (loss) on investments	Unrealized Gain on Sonic Shares	Total
Balance, March 31, 2004	$5,594	$(276)	$—	$5,318
Foreign currency adjustments from operations	431	—	—	431
Foreign currency adjustments due to CSD divestiture	(4,912)	—	—	(4,912)
Investment gains (losses)	—	(287)	—	(287)
Unrealized gain on Sonic Shares	—	—	1,170	1,170

Balance, March 31, 2005	$1,113	$(563)	$1,170	$1,720

Net income (loss) per share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less unvested restricted stock. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential shares outstanding during the period. Dilutive potential shares consist of warrants issued in connection with a strategic relationship agreement with EMI Group, PLC (“Virgin”), an asset purchase agreement with Napster, Inc. and common stock issuable upon exercise of stock options, computed using the treasury stock method.

Dilutive potential shares excluded from the calculation because their effect would have been anti-dilutive totaled 5.0 million in fiscal 2005, 6.2 million in fiscal 2004 and 6.5 million in fiscal 2003.

Stock-based compensation

Napster accounts for stock-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock Issued to Employees,” and with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of Napster’s common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the related services, generally the vesting period of four years. No compensation expense has been recognized in Napster’s Consolidated Statement of Operations, except as described in Note 12—Employee Benefit Plans in Notes to Consolidated Financial Statements relating to options in Napster common stock granted to employees and outside consultants.

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

The following table illustrates the effect on net losses and net loss per share if Napster had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended March 31,
	2005	2004	2003
Net loss, as reported	$(29,506)	$(44,413)	$(11,650)
Add:
Unearned stock-based compensation expense included in reported net loss	2,537	2,073	2,466
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(10,768)	(10,225)	(11,192)

Pro forma net loss	$(37,737)	$(52,565)	$(20,376)

Net loss per share:
Basic and diluted—as reported	$(0.82)	$(1.62)	$(0.60)
Basic and diluted—pro forma	$(1.05)	$(1.91)	$(1.05)

Napster uses the straight-line method to amortize its SFAS No. 123 pro forma stock–based compensation expense over the vesting period, which is generally four years for stock options, and over the applicable purchase period, which ranges from six months to two years, for employee stock purchase plan (“ESPP”) stock purchase rights.

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

	Year Ended March 31,
	2005	2004	2003
Stock options:
Expected volatility	95%	105%	115%
Risk-free interest rate	3.32%	2.65%	3.00%
Expected life	4 years	4 years	4 years
Expected dividend yield	zero	zero	zero

ESPP stock purchase rights:
Expected volatility	97%	105%	115%
Risk-free interest rate	2.48%	1.48%	1.89%
Expected life	1.2 years	1.2 years	1.2 years
Expected dividend yield	zero	zero	zero

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including expected stock price volatility. Napster uses projected volatility rates, which are based upon historical volatility rates trended into future years. Because Napster’s employee stock options and ESPP stock purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing option-pricing models do not necessarily provide a reliable single measure of the fair value of our options and purchase rights. Under the Black-Scholes option pricing model, the weighted average fair value of stock options at date of grant was $3.21, $5.22 and $3.91 per share for options granted during fiscal 2005, 2004 and 2003, respectively. The weighted average fair value of purchase rights under the ESPP was $2.59, $3.32 and $2.18 per share during fiscal 2005, 2004 and 2003, respectively.

Recent accounting pronouncements

Other-Than-Temporary Impairment

In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarified the meaning of other-than-temporary impairment and its application to debt and equity investments accounted for under SFAS No. 115 and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 was originally to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delayed the effective date for the measurement and recognition guidance for all investments within the scope of EITF No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method investments that were effective for fiscal years ending after June 15, 2004. The applicable disclosures have been included in our consolidated financial statements and related notes hereto. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

Share-Based Payments

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payments” (“FAS 123(R)”), which revises the previously effective SFAS No. 123 and supersedes APB No. 25, and on March 29, 2005 the

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEC issued SAB 107, “Share-Based Payment” (“SAB 107”.) These pronouncements address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires that such transactions be accounted for using a fair value-based method and recognized as expenses in our consolidated statements of operations. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. We are evaluating the requirements under SFAS 123(R) and SAB 107, and we expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB No. 29” which requires nonmonetary exchanges to be recorded at the fair value of the assets exchanged, with certain exceptions. This standard requires most exchanges of productive assets to be accounted for at fair value, rather than at carryover basis. The provisions of SFAS No. 153 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in fiscal 2006. We do not expect that the adoption of this statement will have any material impact on our consolidated financial position or results of operations.

Foreign Earnings Repatriation

In December 2004, the FASB issued a FASB Staff Position (“FSP”) regarding “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”), FSP 109-2. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

NOTE 2—BUSINESS ACQUISITIONS

Acquisition of Napster, LLC, formerly known as Pressplay

In May 2003, Napster acquired substantially all of the ownership of Napster, LLC, provider of an online music service formerly known as Pressplay. Napster, LLC was not affiliated with Napster, Inc. Pressplay served as the foundation for Napster’s online music service which was launched on October 29, 2003 under the Napster brand. In consideration of the acquisition, Napster paid $12.5 million in cash, issued 3.9 million shares of Napster’s common stock valued at $23.5 million and obligated itself to pay up to $12.4 million in contingent payments based on Napster’s future positive cash flows from the online music business. The common stock issued was valued in accordance with the provisions of EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquiror Securities Issued in a Purchase Business Combination” using the average of the market values of Napster’s common stock for the five days prior to the date the acquisition was both announced and consummated. Napster incurred approximately $1.8 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price of the transaction.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Current assets and other assets include content advances paid to third party content providers as part of agreements to make digital content available to Napster. These advances are expensed as cost of revenues as content fees become due in accordance with the terms of the related agreements, generally based on usage.

The following unaudited pro forma results of continuing operations are calculated as if Pressplay had been acquired at the beginning of the periods presented (in thousands, except per share amounts):

	Year Ended March 31,
	2004	2003
	(Unaudited)
Net revenues	$12,760	$4,052
Net loss	$(47,939)	$(30,496)
Basic and diluted net loss per share	$(1.71)	$(1.30)
Weighted average shares used in computing net loss per share	28,020	23,392

Acquisition of certain Napster assets

In November 2002, we acquired certain assets of Enco Recovery Corporation (f/k/a Napster, Inc.), an entity unrelated to the Company, an online music file-sharing service, for $5.7 million in cash and warrants to purchase 100,000 shares of Napster’s common stock at a price of $3.12 per share. The transaction was accounted for as a purchase of assets. The purchase price, including the fair value of the warrants and certain

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition expenses, was $6.1 million and was allocated to the acquired assets based on their fair market value. Of the purchase price, $5.6 million has been allocated to trademarks, $367,000 has been allocated to patents and $110,000 has been allocated to fixed assets. The fair value of $329,000 for the warrants was determined using the Black-Scholes option pricing model, with the following assumptions: expected life of three years, a risk free interest rate of 5.0%, a dividend yield of 0% and volatility of 63%. The fair market value of Napster’s common stock was $5.37 on the date the transaction was completed. On November 29, 2004, this warrant was exercised in a cashless transaction for 66,227 shares of common stock.

NOTE 3—DISCONTINUED OPERATIONS

As described in Note 1, on December 17, 2004 Napster sold substantially all of the assets and liabilities constituting CSD, including all of the capital stock of certain international subsidiaries historically included in CSD. The remaining international subsidiaries historically included in CSD were substantially liquidated as of December 17, 2004. Sonic paid a total of $72.3 million in cash, subject to certain adjustments, and 653,837 shares of Sonic’s common stock, valued at approximately $13.6 million as of the closing date. The disposition is accounted for by Napster as a discontinued operation in accordance with SFAS No. 144.

Accounting Policies of the Discontinued Operation

CSD recognized revenues in accordance with SAB 104, American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition” and SFAS No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”.) In general, CSD recognized revenue when there was persuasive evidence of an arrangement, the fee was fixed or determinable, the product or services had been delivered and collectibility of the resulting receivable was reasonably assured.

CSD sold its consumer software products through original equipment manufacturers (“OEMs”), retail channels via distributors and direct to end users.

For software product sales to OEMs, CSD recognized revenue based on reported product shipments from OEMs to their customers provided that all fees were fixed or determinable, evidence of an arrangement existed and collectibility was reasonably assured. For arrangements in which all elements were not delivered at the point of reported product shipment, revenues associated with the undelivered element were recognized when all revenue recognition criteria were met for the undelivered elements.

For software product sales to distributors, revenues were recognized upon product shipment to the distributors or receipt of the products by the distributor, depending on the shipping terms, provided that all fees were fixed or determinable, evidence of an arrangement existed and collectibility was reasonably assured. CSD’s distributor arrangements provided distributors with certain product rotation rights. Additionally, CSD permitted its distributors to return products in certain circumstances, generally during periods of product transition. CSD also utilized mail-in rebates (“MIRs”) as a marketing tool to promote its products and acquire new end users. Estimated redemption of MIRs was recorded as a direct reduction to revenues and was accrued at the date the related revenues were recognized. Estimates were based upon historical redemption rates and current market factors.

For direct software product sales to end users, revenues were recognized upon shipment by CSD to the end users provided all appropriate revenue recognition criteria were met. End users additionally had the right to return their product within 30 days of the purchase. CSD established allowances for expected product returns in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists” and SAB 104. These allowances were recorded as a direct reduction of revenues and as an accrued liability.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CSD had other programs whereby customers were reimbursed for promotional activities. In accordance with EITF 01-09, the costs of separately identifiable promotions were valued at the cost CSD would incur to obtain the same promotion from a non-customer third party and were charged to marketing expense. If the promotion could not be separated, the total consideration was recorded as a reduction of revenue.

Revenues from CSD licenses of technology were recognized upon delivery of the licenses, provided that all fees were fixed or determinable, evidence of an arrangement existed, and collectibility was reasonably assured and there were no undelivered elements in the arrangement.

In connection with the retail sale of CSD products, CSD provided to customers a limited amount of free technical support assistance including bug fixes, work-arounds, patches and compatibility updates that were downloadable from the CSD website. In accordance with SOP 97-2, CSD did not defer the recognition of any revenue associated with this free technical support assistance but accounted for this obligation by accruing the estimated cost of providing such assistance as the associated revenue was recognized. All CSD product return, rebate and technical support obligations were assumed by Sonic as of December 17, 2004.

Operating Results of Discontinued Operations

Summarized selected condensed consolidated statement of operations for the discontinued operations are as follows (in thousands):

	Year Ended March 31,
	2005	2004	2003
Net revenues	$54,513	$87,332	$119,427

Gross profit	39,551	61,546	85,279

Operating expenses	31,820	60,055	77,833

Gain on divestiture	30,395	—	—

Income from discontinued operations before income tax provision	40,325	11,464	7,002
Income tax provision	(18,398)	(9,461)	(7,491)

Net income from discontinued operations	$21,927	$2,003	$(489)

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information and Concentrations within Discontinued Operations

The following table presents net revenues from discontinued operations by countries based on the location of customers (in thousands):

	Year Ended March 31,
	2005	2004	2003
United States	$30,015	$51,259	$61,115
Canada	9,646	12,285	22,314
United Kingdom	3,674	5,088	5,539
Japan	3,260	4,957	9,256
Germany	2,431	4,238	4,933
Other countries	5,487	9,505	16,270

	$54,513	$87,332	$119,427

The following individual customers accounted for a significant portion of the Company’s net revenues from discontinued operations:

	Year Ended March 31,
	2005	2004	2003
Ingram Micro	22%	16%	22%
Navarre	15%	19%	18%
Dell Computer	*	15%	12%

*	Less than 10%

Net Assets Related to Discontinued Operations

As of March 31, 2005, Napster held no assets related to the discontinued operation, other than the $2.1 million deferred gain on divestiture associated with possible purchase price adjustments. The components of net assets related to the discontinued operation as of March 31, 2004 were as follows (in thousands):

Current assets	$19,854
Property and equipment, net	4,137
Goodwill and other intangibles	57,295
Other long-term assets	3,673
Current liabilities	(29,071)
Long-term liabilities	(2,364)

Net assets of discontinued operations	$53,524

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and cash equivalents

Napster’s cash and cash equivalents consist of the following (in thousands):

	March 31,
	2005 Fair Value	2004 Fair Value
Cash	$19,493	$18,968
Cash equivalents:
Money market funds	115,923	17,943

Total cash and cash equivalents	$135,416	$36,911

Short-term investments

Napster’s short-term investments consist of the following (in thousands):

	March 31,
	2005 Fair Value	2004 Fair Value
Commercial paper	$4,561	$16,256
Corporate securities	10,657	5,067
Municipal securities	1,059	6,654
U.S. agencies securities	6,263	513
Investment in Sonic Solutions	9,840	0

Total short-term investments	$32,380	$28,490

Napster’s investments in marketable securities and short-term investments are all considered available for sale. The fair values of these investments approximate carrying value. Realized gains on short-term investments totaled $506,000, $23,000 and $64,000 in fiscal 2005, 2004 and 2003, respectively. There were $607,000 of unrealized gains and $276,000 of net unrealized losses from marketable securities and short term investments at March 31, 2005 and 2004, respectively.

Approximately $20.6 million and $27.2 million of the short-term investments matured in less than one year as of March 31, 2005 and 2004, respectively. The remaining short-term investments generally have effective maturity dates between one and two years. Because the short-term investments represent the investment of cash available to fund current operations, the entire balance has been classified as short-term in the balance sheet.

Investment in Sonic Solutions

The Company received 653,837 shares of unregistered common stock of Sonic (the “Sonic Shares”) as partial consideration for the sale of CSD. The Sonic Shares are considered investments “available for sale” pursuant to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” because Napster intends to sell them as soon as they are registered. Sonic is contractually obligated to register the shares and the Company believes it is probable the shares will be registered. The Sonic Shares are marked to market value as of each period end.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair-Value Hedge

On December 29, 2004, Napster entered into a forward contract to hedge exposures resulting from changes in fair market value of the Sonic Shares. This forward contract is accounted for as a fair value hedge under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires us to recognize the hedge as either an asset or liability on the balance sheet, measured at fair value. Additionally, pursuant to SFAS No. 133, changes in the fair-value of the hedge are recognized as gains or losses in current operations within other income (loss.) Effective December 29, 2004 when the hedge was put in place, gains or losses on fair value changes of the hedged Sonic Shares are also recognized in current operations in other income (loss), offsetting any gain or loss on the fair value hedge. Additionally, the hedge discount is recorded as an interest expense over the term of the hedge. The Sonic Shares are collateral for the forward contract.

As of March 31, 2005, Napster reflected in accumulated other comprehensive income a $1.2 million unrealized gain on the Sonic shares related to the period from when the shares were received until the hedge was in place. At March 31, 2005, Napster also reflected a $4.6 million hedge receivable in prepaid expenses and other current assets for the fair value of the forward contract. Pursuant to SFAS No. 133, Napster will record any ineffective portion of the hedging instruments as a gain or loss in current operations when any ineffective element is identified.

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

Napster monitored its cost method investments for other than temporary decreases in fair value. In the fiscal years ended March 31, 2005 and 2004, no impairments were recognized on cost method investments because there had been no events or circumstances that suggested that the fair value was lower than cost.

NOTE 5—BALANCE SHEET DETAIL

Prepaid expenses and other current assets (in thousands):

	March 31,
	2005	2004
Fair value hedge receivable	$4,619	$—
Prepaid marketing expense	3,081	—
Prepaid content advances	452	2,709
Finished goods inventories	149	694
Cash held in escrow	—	1,125
Deferred tax asset	—	996
Other prepaid fees	1,474	2,952

	$9,775	$8,476

Total content advances at March 31, 2005 and 2004 were $748,000 and $3.7 million, respectively. A total of $296,000 and $1.0 million of those amounts, respectively, are included in other assets.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment

		March 31,
		2005	2004
		(in thousands)
	Life
Computer equipment and software	3-5 years	$8,327	$15,064
Furniture and fixtures	3-8 years	293	776
Leasehold improvements	Life of lease	640	1,296
Capitalized software development costs associated with the online service	3-5 years	562	475

		9,822	17,611
Less: Accumulated depreciation		(4,485)	(7,678)

Property and equipment, net		$5,337	$9,933

Depreciation expense in continuing operations totaled $2.9 million in fiscal 2005, $3.6 million in fiscal 2004 and $1.2 million in fiscal 2003. Depreciation expense in discontinued operations totaled $1.9 million in fiscal 2005, $1.5 million in fiscal 2004 and $1.5 million in fiscal 2003. In connection with the CSD divestiture we sold property and equipment totaling $10.3 million gross, net of $7.7 million of accumulated depreciation. The amortization of capitalized software development costs, included in depreciation expense in continuing operations, totaled $162,000 in fiscal 2005, $106,000 in fiscal 2004 and zero in fiscal 2003.

Property and equipment acquired under capital leases

		March 31,
		2005	2004
		(in thousands)
Computer equipment and software:	Life
Gross Book Value	3-5 years	$651	$1,877
Less: Accumulated depreciation		(167)	(1,061)

		$484	$816

Depreciation expense on property and equipment acquired under capital leases in continuing operations was $237,000, $98,000 and $71,000 during fiscal 2005, 2004 and 2003, respectively. Related depreciation expense in discontinued operations was $306,000, $429,000 and $463,000 during fiscal 2005, 2004 and 2003, respectively.

Impairment of fixed assets

During fiscal 2004, we incurred $2.4 million of asset impairment charges in discontinued operations as a result of our restructurings (see Note 7—Restructuring.) The restructuring resulted in the write-off of computer equipment, furniture and fixtures, and leasehold improvements from U.S., European and Japanese offices of CSD.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities

	March 31,
	2005	2004
	(in thousands)
Accrued affiliate and content liabilities	$5,327	$1,297
Accrued compensation and related expenses	1,745	3,218
Accrued sales returns reserve	—	9,166
Accrued restructuring	—	3,576
Accrued marketing development funds	—	2,782
Other accrued liabilities	4,065	10,063

	$11,137	$30,102

Accrued restructuring costs totaled $5.3 million at March 31, 2004, of which $1.7 million was classified as a long-term liability.

Deferred revenue and other benefits

	March 31,
	2005	2004
	(in thousands)
Unearned content revenues	$7,093	$1,040
Unearned hardware and license revenues	1,017	—
Unearned CSD revenues	—	505
Deferred marketing expense benefit	479	—

	$8,589	$1,545

All unearned revenue as of March 31, 2004 was earned during fiscal 2005. All unearned revenue and deferred expense benefits as of March 31, 2005 are expected to be earned during fiscal 2006.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets

The gross carrying amounts and accumulated amortization of intangible assets are as follows for the periods presented (in thousands):

	March 31,
	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Including Effects of Foreign Currency Exchange)
Identified intangible assets:
Patents	$376	$292	$5,627	$5,426
Trademarks	5,982	4,717	8,116	4,661
Covenants not to compete	—	—	6,010	6,010
Purchased technology	—	—	11,158	8,915
OEM relationships	—	—	1,186	1,186
Capitalized CSD website development costs	—	—	1,823	1,823

Total	$6,358	$5,009	$33,920	$28,021

Net book value		$1,349		$5,899

Patents and trademarks held as of March 31, 2005 were acquired as discussed in Note 2—Business Acquisitions. The majority of the identifiable intangible assets held as of March 31, 2004 related to CSD and were sold to Sonic as part of the divestiture (See Note 3.)

Intangible assets are generally amortized over three years. Amortization of identifiable intangible assets for continuing operations was $2.1 million in fiscal 2005, $2.3 million in fiscal 2004 and $666,000 in fiscal 2003. Amortization of identifiable intangible assets within discontinued operations was $2.1 million in fiscal 2005, $2.9 million in fiscal 2004 and $5.7 million in fiscal 2003.

Amortization of CSD capitalized website development costs, included in sales and marketing amortization expense in continuing operations, totaled zero in fiscal 2005, $260,000 in fiscal 2004 and $446,000 in fiscal 2003. Amortization of CSD capitalized website development costs, included in general and administrative amortization expense in discontinued operations, totaled zero in fiscal 2005, $95,000 in fiscal 2004 and $174,000 in fiscal 2003.

The estimated remaining amortization expense for intangible assets is approximately $1.3 million for fiscal 2006.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended March 31,
	2005	2004
Balance at beginning of fiscal year	$89,516	$53,040
Goodwill resulting from the acquisition of Napster, LLC, formerly known as Pressplay	(51)	34,709
Divestiture of CSD	(55,597)	—
Effect of foreign currency exchange on CSD goodwill	790	1,767

Balance at end of period	$34,658	$89,516

As described in Note 2—Business Acquisitions, during May 2003, Napster acquired substantially all of the ownership of Napster, LLC, formerly known as Pressplay, the provider of an online music service. Napster recorded a total of $34.7 million of goodwill in connection with this acquisition during fiscal 2004.

As described in Note 3—Discontinued Operations, during December 2004 Napster sold substantially all of the assets and liabilities constituting CSD. The gain recognized on the divestiture of CSD included the write down of $55.6 million of goodwill associated with CSD acquisitions.

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” Napster performed an annual goodwill impairment test in the fourth quarters of fiscal 2005, 2004 and 2003. The impairment reviews were performed in accordance with SFAS No. 142, which involves a two-step process as follows:

Step 1—A comparison of the fair value of Napster’s reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, Napster will move to step 2. If a unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

Step 2—An allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. Napster will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The fiscal 2005 test described above was performed by management, using the market value approach, because Napster operated in one reportable segment subsequent to December 17, 2004. This impairment test indicated that Napster’s goodwill balances were not impaired as the fair value of the reporting unit exceeded its carrying value, including goodwill.

The fiscal 2004 and 2003 tests utilized the discounted cash flow methodology. This valuation approach required that we make judgments concerning future cash flows and appropriate discount rates of the two reportable units, CSD and the online music division. The discount rate used in the analysis for CSD was 17% and 15% for the fiscal year 2004 and 2003 analysis, respectively. The discount rate used in the analysis for the online music division was 30% for the fiscal year 2004 analysis. The discount rate was based on historical risk premiums required by investors for companies of Napster’s size, industry and capital structure and included risk factors specific to the sectors in which Napster operated at the time. Based upon these impairment tests, there was no impairment of goodwill in fiscal 2004 or 2003.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—RESTRUCTURING

Napster records restructuring provisions in accordance with SFAS No. 146, “Accounting for Exit Costs Associated with Exit or Disposal Activities.”

In the first quarter of fiscal 2004, Napster recorded a restructuring charge in discontinued operations of $1.5 million. The restructuring charge was primarily due to the reorganization of CSD’s European operations and the consolidation of technical support in its Canadian facility. The restructuring charge included $1.0 million of severance and benefits related to the involuntary termination of approximately 60 employees, $362,000 of equipment write-offs, and $115,000 of miscellaneous expense.

In the second quarter of fiscal 2004, Napster recorded a restructuring charge in discontinued operations of approximately $557,000. The restructuring charge was primarily due to the reorganization of CSD’s Canadian, Japanese and domestic operations. The restructuring charge included $542,000 of severance and benefits related to the involuntary termination of approximately 37 employees, $75,000 of downward adjustment to the restructuring accrual in the first quarter ended June 30, 2003 due to lower actual costs than originally estimated for certain severance benefits, and $90,000 of equipment write-offs.

In the third quarter of fiscal 2004, Napster recorded a restructuring charge in discontinued operations of approximately $4.4 million. The restructuring charge was primarily in connection with the reorganization of CSD’s European and domestic operations. The restructuring charge included $2.0 million of unused lease facilities write-offs, $1.2 million of equipment write-offs, $806,000 of severance and benefits related to the involuntary termination of approximately 50 employees, and $274,000 of miscellaneous legal and tax expenses.

In the fourth quarter of fiscal 2004, Napster recorded a restructuring charge of approximately $3.9 million, of which $1.1 million was charged to continuing operations. The restructuring charge was primarily in connection with the reorganization of Napster’s domestic operations. The restructuring charge included $1.4 million of unused lease facilities write-offs, $719,000 of equipment write-offs, $1.4 million of severance and benefits related to the involuntary termination of approximately 63 employees, and $397,000 of miscellaneous legal and tax expenses. Napster recorded in discontinued operations an additional $51,000 of severance costs and $312,000 of other legal and tax expenses associated with this restructuring action during fiscal 2005.

On December 17, 2004, Napster sold substantially all of CSD’s assets and liabilities to Sonic. As part of the divestiture, Napster terminated certain employees and incurred a $721,000 restructuring charge. Sonic agreed to reimburse Napster for all severance costs for individuals terminated in connection with the transaction and assumed all pending restructuring obligations. At March 31, 2005, the $721,000 reimbursement has been recorded as an offset to the associated restructuring charge in discontinued operations. Additionally, as part of the divestiture, Sonic agreed to assume all liabilities related to restructured facilities. Accordingly, the restructure provision as of March 31, 2005 is zero.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes Napster’s total restructuring accrual as of March 31, 2004 and the activity during fiscal 2005 (in thousands):

	Lease Termination Costs	Severance and Other Benefits	Other Costs	Total
Balance, March 31, 2004	$3,603	$1,233	$478	$5,314
Additional provision in discontinued operations	—	773	312	1,085
Adjustment to provision	(316)	—	—	(316)
Cash payments	(1,001)	(1,878)	(640)	(3,519)
Non cash items	116	9	(150)	(25)
Liabilities assumed by Sonic Solutions upon divestiture	(2,402)	(137)	—	(2,539)

Balance, March 31, 2005	$—	$—	$—	$—

NOTE 8—TRANSACTIONS BETWEEN DIVISIONS

Napster had management service agreements between CSD, which is presented as a discontinued operation, and entities included in continuing operations. Pursuant to these management service agreements, the actual costs incurred by CSD to support the online music division were charged to the online music division plus a fixed mark up rate during fiscal 2004 and 2005. Napster management believes that the charge represents a reasonable approximation of what it would have cost for the online music division to obtain these services from an outside third party. A total of $338,000 and $502,000 were recognized by CSD as a benefit and charged to ongoing operations of the online music division under these service agreements prior to the divestiture of CSD, for fiscal 2005 and 2004, respectively.

NOTE 9—INCOME TAXES

The components of loss from continuing operations before provision for income taxes are as follows:

	Year Ended March 31,
	2005	2004	2003
Continuing operations:
Domestic	$(67,222)	$(50,931)	$(18,343)
Foreign	242	—	—

Continuing operations	$(66,980)	$(50,931)	$(18,343)

The components of the income tax benefit from continuing operations are as follows:

	Year Ended March 31,
	2005	2004	2003
Federal :
Current	$15,355	$7,047	$6,265
Deferred	(1,485)	(3,106)	—
Foreign :
Current	(115)	—	—
Deferred	—	—	—
State :
Current	2,004	1,028	917
Deferred	(212)	(454)	—

	$15,547	$4,515	$7,182

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of Napster’s deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2005	2004
Compensatory accruals	$656	$273
Accrued liabilities and other provisions	1,500	5,962
Tax credit carryforwards	1,594	—
Deferred revenue	3,252	—
Net operating loss	15,576	13,697
Other, net	70	150

Total	22,648	20,082
Less: Valuation allowance	(22,648)	(19,086)

Deferred tax assets	—	996
Deferred tax liabilities associated with tax deductible goodwill	(1,696)	—

Net deferred tax assets (liabilities)	$(1,696)	$996

Napster has established a valuation allowance against its gross deferred tax assets which are not deemed more likely than not to be recoverable prior to expiration. In establishing the valuation allowance, Napster considered, among other factors, its historical losses of the online music business, and projections for the future. The valuation allowance increased by $3.5 million, $15 million and $115,000 during fiscal years 2005, 2004 and 2003, respectively.

During January 2005, following the divestiture of CSD, which utilized substantially all of our tax operating losses, Napster decided to make a tax election to step up the basis in Pressplay goodwill for tax purposes. As a result, the Pressplay goodwill is deductible for tax purposes, and in accordance with FAS 109, this tax deduction represents a tax temporary difference. As of December 31, 2004, due to our history of losses and the fact that this deferred tax liability would reverse only if the business was sold or the goodwill impaired, reversal of the deferred tax liability is not reasonably assured. Accordingly a deferred tax liability and related expense for this item of approximately $1.7 million has been recorded.

At March 31, 2005, Napster had approximately $25.6 million and $25.9 million in federal and state net operating loss carryforwards with expirations beginning in 2024 and 2014, respectively. Additionally, Napster had approximately $1.6 million in tax credit carryforwards with expirations beginning in 2007.

The income tax benefit differs from the amount computed by applying the federal statutory tax rate to the loss from continuing operations as follows:

	Year Ended March 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State tax benefit, net of federal benefit	5.0%	5.0%	5.0%
Increase in valuation allowance	(13.9)%	(30.4)%	0.0%
Stock based compensation	(0.4)%	(0.7)%	(0.8)%
Amortization of tax basis step-up	(2.5)%	0.0%	0.0%

Effective income tax rate	23.2%	8.9%	39.2%

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Napster has not accrued income taxes on accumulated undistributed earnings from continuing operations of its non-U.S. subsidiaries, as these earnings will be reinvested indefinitely.

No tax effect has been provided on the elements of other comprehensive income for any period shown. Accumulated other comprehensive income from most subsidiaries was considered permanently invested, and there were losses on the other taxable elements of other comprehensive income. Since realizability is not assured on those other comprehensive losses, no tax benefit was recorded.

NOTE 10—SHORT-TERM DEBT

Short-term debt consists of the following (in thousands):

	March 31,
	2005	2004
Revolving credit agreement	$15,000	$15,000
Current portion of obligations under capital leases	110	420

	$15,110	$15,420

Napster has an agreement with Silicon Valley Bank to provide a $17.0 million revolving line of credit, collateralized by substantially all of Napster’s assets. The line of credit bears interest at a variable rate of prime plus 0.50% per annum, expires in December 2006 and has a commitment fee equal to twenty-five hundreths of one percent (0.25%) of the daily average unused balance per annum. The line of credit contains a material adverse conditions clause and covenants that require Napster to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $45.0 million, (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 10% of net accounts receivable to total borrowings under the line of credit of not less than 2.00 to 1.00. At March 31, 2005, Napster was in compliance with all covenants and had borrowed $15.0 million under the line of credit. During May 2005, Napster repaid the entire $15.0 million balance plus $73,000 of accrued interest, see Note 15—Subsequent Event.

For details of capital leases, see Note 14—Commitments and Contingencies of Notes to the Consolidated Financial Statements.

NOTE 11—STOCKHOLDERS’ EQUITY

Common Stock

On January 24, 2005, Napster issued 7,100,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $7.35 per share with gross proceeds of $52.2 million. The gross proceeds were reduced by placement fees and legal fees totaling approximately $3.6 million.

On June 17, 2004, Napster entered into a Common Stock Purchase Agreement with Best Buy Enterprise Services, Inc. (“Best Buy”.) Under the terms of a related multi-year agreement, Best Buy Stores, L.P., an affiliate of Best Buy would promote Napster as its leading digital music service through comprehensive in-store marketing activities as well as extensive broadcast, print and online advertising. Best Buy would also market a co-branded version of Napster which would be made available to customers via retail locations and online through Bestbuy.com. On June 17, 2004, Napster issued approximately 1.1 million shares of common stock valued at approximately $5.0 million to Best Buy at a cash purchase price of $0.01 per share. The shares of

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock were valued based on the closing selling price per share as reported by the National Association of Securities Dealers on the NASDAQ National Market and published in The Wall Street Journal on the date the stock purchase agreement was signed. The difference between the fair value of the shares and the cash purchase price was recorded as a prepaid marketing expense upon issuance of the shares in June 2004.

In fiscal 2004, Napster issued a total of 9,500,000 shares of common stock in private placements to certain accredited investors. The shares were sold at a prices of $4.10 and $5.50 per share with gross proceeds of $44.6 million. The gross proceeds were reduced by placement fees and legal and accounting fees that totaled approximately $3.5 million.

On November 15, 2002, Napster entered into an agreement to acquire certain assets of Napster, Inc. As part of the agreement, Napster, Inc. received a warrant to purchase 100,000 shares of Napster’s common stock at a price equal to $3.12 per share. On November 29, 2004, this warrant was exercised in a cashless transaction for 66,227 shares of common stock.

In August 2002 the Board of Directors authorized a share repurchase program pursuant to which Napster was authorized to purchase up to 10% of its outstanding shares for an aggregate price not to exceed approximately $8.0 million. Under this program, Napster spent $1.1 million to repurchase and retire 245,000 shares during fiscal 2003.

Dividends

Napster has never declared or paid any cash dividends on its common stock. The terms of the line of credit described in Note 10-Short Term Debt restrict Napster’s ability to pay dividends.

NOTE 12—EMPLOYEE BENEFIT PLANS

Stock Plans

Under various option plans, the Company may grant incentive and non-qualified stock options and other equity based awards to Company employees, officers, directors and consultants. Options generally vest 25% on the first anniversary of the grant and 6.25% per quarter thereafter for the next twelve quarters. Options generally have a term of ten years from the date of grant. The Board of Directors establishes the exercise price of stock options, which generally is not less than the fair market value of the Company’s stock on the date of grant. As of March 31, 2005, approximately 4.0 million shares were available for grant under the various option plans.

The Company’s stock option plans provide that stock options will be vested in full in the event of a change in control, as defined in the respective option plan. During December 2004, in connection with the CSD divestiture, which did not qualify as a change in control event under the option plans, the Board authorized that all stock options for terminated CSD employees would be vested in full as of the employee’s termination date. The vesting of options to purchase a total of 728,420 shares of common stock was accelerated pursuant to this authorization and, in accordance with APB No. 25 and FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” the Company recorded a $1.7 million stock based compensation charge in results from discontinued operations.

On December 13, 2004, an outside consultant was granted options to purchase 40,000 shares of common stock. This option grant has been accounted for in accordance with EITF 96-18. Approximately $34,000 of stock-based compensation was recorded during fiscal 2005 associated with this option grant.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2004, the Board of Directors granted to our chief executive officer options to purchase 300,000 shares of common stock. This grant was contingent upon the approval by stockholders. The options were granted at a price below the fair market value on the date of the stockholders’ approval. A total of $897,000 of deferred stock compensation related to these options was recorded in Napster’s balance sheet for the quarter ended September 30, 2003. This amount is being amortized over the vesting period of the options. Approximately $224,000 and $140,000 of amortization expense was recorded and included in stock-based compensation charges in fiscal 2005 and 2004, respectively.

The following table summarizes information about stock option activity under Napster’s stock option plans:

	Year Ended March 31, 2005		Year Ended March 31, 2004		Year Ended March 31, 2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	5,960,184	$9.13	6,254,579	$9.38	4,802,053	$11.60
Granted:
At fair market value	1,944,100	4.71	1,294,850	7.24	2,190,024	5.11
At less than fair market value	—	—	300,000	7.47	—	—
Exercised	(1,026,691)	4.69	(294,846)	5.80	(65,290)	8.50
Canceled	(1,860,767)	11.39	(1,594,399)	8.83	(672,208)	11.62

Outstanding, end of year	5,016,826	7.48	5,960,184	9.13	6,254,579	9.38

Exercisable, end of year	2,320,244	$9.85	3,030,681	$10.22	2,093,828	$10.81

Weighted average fair value of options granted during the year:
At fair market value		$3.26		$5.22		$3.91
At less than fair market value		$—		$7.47		$—

The following table summarizes information about stock options outstanding as of March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.48–$3.87	485,501	7.47 years	$3.85	268,145	$3.87
$3.98–$4.13	1,420,750	9.35 years	4.13	—	—
$4.23–$7.22	283,050	8.81 years	4.88	51,015	5.22
$7.47	828,187	8.42 years	7.47	312,812	7.47
$7.68–$8.37	165,500	9.79 years	8.02	—	—
$8.50	953,538	6.05 years	8.50	948,289	8.50
$8.84–$14.09	199,550	7.88 years	12.11	98,545	13.85
$14.48	25,000	6.68 years	14.48	20,313	14.48
$15.25	634,500	6.26 years	15.25	605,188	15.25
$16.55	21,250	6.76 years	16.55	15,937	16.55

	5,016,826	7.90 years	$7.48	2,320,244	$9.85

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

On April 19, 2001, the Board of Directors adopted and Adaptec, as the sole stockholder of Napster, approved the 2001 Employee Stock Purchase Plan (the “ESPP”.) The Board initially reserved 500,000 shares of common stock for issuance under the ESPP. On April 1 of each year, the number of shares reserved for issuance under the ESPP will automatically increase by the lesser of 100,000 shares, 1.5% of the common shares outstanding on March 31 of that year or a number of shares determined by the Board. Offering periods are generally 24 months long, beginning on February 15 and August 15 of each year, and consist of four six-month purchase periods. However, the first offering period began on May 14, 2001 and ended on July 31, 2003. Napster employees generally may contribute up to 10% of their base compensation to the purchase of Napster stock at a purchase price equal to 85% of the market price at the beginning of the offering period or the end of the purchase period, whichever price is lower. A total of 125,466 shares, 259,958 shares and 279,738 shares were issued under the ESPP in fiscal year 2005, 2004 and 2003, respectively. At March 31, 2005, 320,519 shares remained available for future issuance. On September 18, 2003, stockholders approved the issuance of 250,000 additional shares. In addition, during April 2005, the number of shares reserved for issuance under the ESPP was increased by 100,000 shares. The weighted average fair value of the stock purchase rights granted under the ESPP in 2005 was $2.59 per share.

NOTE 13—BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Segment information

Effective December 17, 2004, Napster operates in a single segment. Prior to December 17, 2004, Napster operated its business in two reportable segments or divisions: CSD and the online music distribution division. Following the sale of the CSD, only one reportable segment remains.

Geographic information

Net revenue, by countries

The following table presents net revenues from continuing operations by country based on the location of customers (in thousands):

	Year Ended March 31,
	2005	2004	2003
United States	$41,842	$11,964	$—
United Kingdom	4,887	—	—

	$46,729	$11,964	$—

Cash and investments

The following table presents cash and investments by country (in thousands):

	Year Ended March 31,
	2005	2004
United States	$156,259	$60,950
United Kingdom	3,242	145
Canada	—	2,234
Denmark	7,659	12
The Netherlands	—	2,691
Other countries	636	1,104

	$167,796	$67,136

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Napster does not anticipate that it will incur any material U.S. income or foreign withholding taxes when cash is repatriated to the United States.

Long-lived assets

The following table presents long-lived assets, excluding goodwill and identifiable intangible assets, by country based on the location of the assets (in thousands):

	Year Ended March 31,
	2005	2004
United States	$5,726	$12,969
United Kingdom	33	416
Canada	—	964
Japan	—	332

	$5,759	$14,681

Goodwill

The following table presents goodwill by country (in thousands):

	Year Ended March 31,
	2005	2004
United States	$34,658	$46,191
Canada	—	36,786
Germany	—	6,539

	$34,658	$89,516

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease commitments

Napster leases its operating facilities and certain equipment under non-cancelable operating leases, which expire at various dates ranging from 2005 through 2007. Rent expense under all operating leases included in continuing operations was $1.2 million, $1.1 million and zero in fiscal 2005, 2004 and 2003, respectively.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of March 31, 2005 are as follows (in thousands):

	Capital Leases	Operating Leases
2006	$120	1,299
2007	30	915
2008	—	93
2009	—	8
2010	—	6

Total minimum lease payments	150	$2,321
Less amount representing interest (at 12%)	(10)

Obligations under capital leases	140
Less current portion	(110)

Long term capital lease obligation	$30

Obligations to content and distribution providers

Napster has certain royalty commitments associated with the licensing of the music content. Future payments under these content agreements are due to partners based upon net revenues and online music distribution volumes.

Litigation

Napster and Pressplay have been notified by a number of companies that the Pressplay and Napster online music distribution services may infringe patents owned by those companies. Napster is investigating the nature of these claims and the extent to which royalties may be owed by Napster and Pressplay to these entities. The ultimate resolution of these claims cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549, alleging infringement of certain of its patents by the Napster service. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005, SightSound moved for a preliminary injunction of the Napster service and Napster moved for a stay of the proceedings pending the outcome of Napster’s reexamination application. On February 28, 2005, the court granted Napster’s motion to stay and denied SightSound’s motion for preliminary injunction without prejudice. On March 3, 2005 SightSound filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the district court’s order. On March 22, 2005, SightSound filed a Petition to Cancel certain trademark registrations owned by Napster before the Trademark Trial and Appeals Board, claiming that Napster did not acquire the rights to these trademarks when it purchased them through the bankruptcy estate. Napster believes that this petition is entirely without merit.

On May 19, 2005, Napster filed a motion with U.S. Bankruptcy Court for the District of Delaware to reopen the Napster bankruptcy case and enforce the order assigning all of the assets of the former Napster, Inc. (including trademarks and goodwill) to us. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 12, 2003, Optima Technology Corporation filed a lawsuit against us in U.S. District Court for the Central District of California, Case No. 03-1776-JVS-ANx, alleging infringement of certain of its patents by CSD’s Easy CD Creator line of products. Optima is seeking unspecified damages and injunctive relief. This matter and any other claims related to CSD and MGI Software Corp. have been assumed by Sonic in connection with the sale of CSD to Sonic. However, Napster is still a named party in the Optima litigation that was assumed by Sonic. Napster believes that the Optima claims are without merit and intends to defend itself vigorously. On February 20, 2004, Napster filed a countersuit against Optima Technology Corporation alleging infringement of certain patents owned by Napster at that time. Following that countersuit, Napster obtained a favorable ruling of the court on the definition of certain key terms in the claims of Optima’s patent.

Napster is a party to other litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, Napster believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

Indemnification

Napster has agreed pursuant to the CSD divestiture agreement to indemnify Sonic for breaches of representations and warranties (other than tax matters) and covenants contained in the Agreement, for undisclosed liabilities, and for defects with respect to the financial statements provided to Sonic relating to CSD. The Agreement limits the maximum amount of potential future payments and the time period during which a claim may be made.

In addition, Napster has agreed pursuant to the agreement to purchase CSD (the “Agreement”) to indemnify Sonic for unpaid tax liabilities with respect to any tax year ended on or before December 17, 2004 (or for any other tax year to the extent allocable to the portion of such period beginning before and ending on December 17, 2004), to the extent such tax liabilities neither are reflected in the closing working capital calculation pursuant to the Agreement nor create a realized reduction in Sonic’s tax liabilities. Napster will also indemnify Sonic for damages that relate to certain other tax-related matters, as described in the Agreement. No limitation is set forth on the period of time by which a claim must be made pursuant to the foregoing indemnities nor is there a specified limitation on the maximum amount of potential future payments.

Napster may also be required to make additional post-closing payments to Sonic if reserves for sales returns and allowances, working capital, or channel inventory as of December 17, 2004 differ from the levels specified by the divestiture agreement.

NOTE 15 —SUBSEQUENT EVENT

On May 5, 2005 the Company repaid the $15 million line of credit described in Note 10, plus $73,000 of accrued interest. Following the repayment, $17 million is available for borrowing under the line of credit.

During May 2005 the Company granted a total of approximately 855,000 shares of restricted common stock to employees. These shares had a fair value of $4.24 per share and vest over four years. The Company will account for these shares in accordance with APB 25 and, accordingly, expects to reflect stock-based compensation expense over the four year vesting period.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Description	Beginning of Period	Additions	Deductions	Divestiture	End of Period
Allowance for bad debt:
Year ended March 31, 2003	$755	$649	$(554)	$—	$850
Year ended March 31, 2004	850	(75)	216	—	991
Year ended March 31, 2005	991	(42)	(274)	(669)	6
Allowance for sales returns and certain sales incentives:
Year ended March 31, 2003	5,492	18,333	(18,266)	—	5,559
Year ended March 31, 2004	5,559	22,226	(18,619)	—	9,166
Year ended March 31, 2005	9,166	5,814	(8,595)	(6,385)	—
Deferred tax valuation allowance:
Year ended March 31, 2003	3,905	115	—	—	4,020
Year ended March 31, 2004	4,020	15,066	—	—	19,086
Year ended March 31, 2005	$19,086	$3,562	$—	$—	$22,648

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPSTER, INC.

By:	/s/ WM. CHRISTOPHER GOROG	By:	/s/ NAND GANGWANI
	Wm. Christopher Gorog Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) Date: June 13, 2005		Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Date: June 13, 2005

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

Name	Title	Date

/s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 13, 2005

/s/ NAND GANGWANI Nand Gangwani	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 13, 2005

/s/ VERNON E. ALTMAN Vernon E. Altman	Director	June 13, 2005

/s/ RICHARD J. BOYKO Richard J. Boyko	Director	June 13, 2005

/s/ PHILIP J. HOLTHOUSE Philip J. Holthouse	Director	June 13, 2005

/s/ JOSEPH C. KACZOROWSKI Joseph C. Kaczorowski	Director	June 13, 2005

/s/ BRIAN C. MULLIGAN Brian C. Mulligan	Director	June 13, 2005

/s/ ROBERT RODIN Robert Rodin	Director	June 13, 2005

NAPSTER, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002 (1)

2.2	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003 (2)

2.3	Amended and Restated Asset Purchase Agreement between the Company and Sonic Solutions, dated December 17, 2004 (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant (5)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (6)

4.1	Form of Common Stock certificate of the Registrant (3)

4.2	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (7)

4.3	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (6)

4.4	Warrant Agreement between the Registrant and Napster, Inc. dated November 27, 2002 (1)

4.5	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (8)

4.6	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (5)

4.7	Form of Purchase Agreement dated as of January 13, 2004 by and between Napster and certain Purchasers set forth on the signature page thereto (9)

4.8	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (10)

4.9	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (10)

4.10	Form of Purchase Agreement dated as of January 20, 2005 by and between Registrant and certain Investors (11)

10.1	Amended and Restated 2001 Employee Stock Purchase Plan* (12)

10.2	Amended and Restated 2000 Stock Option Plan* (4)

10.3	Form of 2000 Stock Option Plan Agreements* (4)

10.4	Amended and Restated 2001 Director Option Plan* (4)

10.5	Form of 2001 Director Option Plan Agreements* (4)

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers* (4)

10.7	Employment agreement effective as of August 15, 2003 between Wm. Christopher Gorog and the Registrant* (12)

10.8	Employment agreement dated May 22, 2003 between Thomas J. Shea and the Registrant* (5)

10.9	Amended and Restated 2001 Stock Plan* (12)

Exhibit Number	Description of Exhibit
10.10	Form of 2001 Stock Plan Agreements* (4)

10.11	2002 Stock Plan* (13)

10.12	Asset Purchase Agreement dated April 17, 2003 by and between Registrant, Roxio CI Ltd., Wildfile, Inc. Symantec Ltd. and Symantec Corporation (14)

10.13	2003 Stock Plan* (15)

10.14	Employment Agreement effective as of November 14, 2003 between Nand Gangwani and the Registrant* (16)

10.15	Employment agreement dated January 29, 2004 between Bradford D. Duea and the Registrant* (17)

10.16	Employment agreement dated January 29, 2004 between Laura B. Goldberg and the Registrant* (17)

10.17	Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 29, 2004 (17)

10.18	Form of 2003 Stock Plan Agreements* (17)

10.19	Amended and Restated Employment Agreement between Thomas J. Shea and the Company dated December 17, 2004 (3)

10.20	First Amendment dated December 17, 2004 to Loan and Security Agreement by and among Registrant, Napster, LLC and Silicon Valley Bank dated March 25, 2004 (3)

10.21	Additional Borrower Joinder Supplement by and among Registrant, Napster LLC and Silicon Valley Bank dated December 17, 2004 (18)

10.22	Loan Modification and Consent Agreement by and among Registrant, Napster, LLC, and Silicon Valley Bank dated December 17, 2004 (18)

10.23	Standard Industrial/Commercial Single-Tenant Lease, between Registrant and Fox & Fields, dated September 7, 2001 (18)

10.24	Lease Extension and Lease Guaranty of Registrant, between Registrant and Fox & Fields, dated January 5, 2005 (18)

14.1	Napster Code of Conduct (17)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2004.
(4)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2005.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2003.
(13)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 28, 2002.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2003.
(15)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on August 18, 2003.
(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 17, 2004.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 14, 2004.
(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-122658) as filed with the Securities and Exchange Commission on February 9, 2005.