Form 10-Q
period 2005-06-30
NAPSTER INC
filed 2005-08-03
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 28, 2005, there were 43,816,190 shares of the Registrant’s Common Stock outstanding, par value $0.001.

NAPSTER, INC.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Quarterly Report under the caption “Risk Factors” which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAPSTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$88,633	$135,416
Short-term investments	50,158	32,380
Accounts receivable, net of allowance for doubtful accounts of $5 at June 30, 2005 and $6 at March 31, 2005	1,341	1,545
Prepaid expenses and other current assets	4,904	9,775

Total current assets	145,036	179,116
Property and equipment, net	4,829	5,337
Goodwill	34,658	34,658
Identifiable intangible assets, net	843	1,349
Other assets	418	422

Total assets	$185,784	$220,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,782	$6,547
Income taxes payable	3,796	4,125
Accrued liabilities	11,787	11,381
Deferred revenues	7,596	8,345
Deferred gain on divestiture	2,123	2,073
Short-term debt	113	15,110

Total current liabilities	32,197	47,581
Long term liabilities:
Deferred income taxes	1,928	1,696
Other long term liabilities	186	212

Total liabilities	34,311	49,489

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000,000 shares; Issued and outstanding: none at June 30, 2005 and March 31, 2005	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 43,816,000 shares at June 30, 2005 and 42,961,000 shares March 31, 2005	44	43
Additional paid-in capital	260,194	256,586
Deferred stock-based compensation	(4,013)	(533)
Accumulated deficit	(106,349)	(86,423)
Accumulated other comprehensive income	1,597	1,720

Total stockholders’ equity	151,473	171,393

Total liabilities and stockholders’ equity	$185,784	$220,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,
	2005	2004
Net revenues	21,001	7,867
Cost of revenues (1)	14,405	6,447

Gross margin	6,596	1,420
Operating expenses:
Research and development (2)	3,195	2,887
Sales and marketing (3)	16,272	4,295
General and administrative (4)	6,196	4,863
Amortization of intangible assets	474	514

Total operating expenses	26,137	12,559

Loss from continuing operations	(19,541)	(11,139)
Other income (expense), net	(120)	(31)

Loss before income tax benefit (provision)	(19,661)	(11,170)
Income tax benefit (provision)	(265)	3,587

Loss from continuing operations, after income taxes	(19,926)	(7,583)

Income from discontinued operations, net of tax effect (5)	—	4,943

Net loss	$(19,926)	$(2,640)

Other comprehensive loss net of tax:
Foreign currency translation adjustment	$(152)	$(274)
Unrealized gain (loss) on short-term investments	29	$(75)

Comprehensive loss	$(20,049)	$(2,989)

Earnings per share:
Net loss per share from continuing operations, after income taxes
Basic and diluted	$(0.46)	$(0.22)

Net income per share from discontinued operations
Basic and diluted	$—	$0.15

Net loss per share
Basic and diluted	$(0.46)	$(0.08)

Weighted average shares used in computing net income (loss) per share
Basic and diluted	42,961	33,726

(1)	Includes stock-based compensation charges of $1 and zero for the three months ended June 30, 2005 and 2004, respectively.
(2)	Includes stock-based compensation charges of $23 and $62 for the three months ended June 30, 2005 and 2004, respectively.
(3)	Includes stock-based compensation charges of $9 and $56 for the three months ended June 30, 2005 and 2004, respectively.
(4)	Includes stock-based compensation charges of $96 and $128 for the three months ended June 30, 2005 and 2004, respectively.
(5)	Includes stock-based compensation charges of $0 and $136 for the three months ended June 30, 2005 and 2004, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2005	42,961	$43	$256,586	$(533)	$(86,423)	$1,720	$171,393

Net loss	—	—	—	—	(19,926)	—	(19,926)
Foreign currency translation adjustment	—	—	—	—	—	(152)	(152)
Unrealized gain on short-term investments	—	—	—	—	—	29	29
Issuance of common stock in connection with restricted stock awards to employees	855	1	3,608	(3,609)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	129	—	—	129

Balance at June 30, 2005	43,816	$44	$260,194	$(4,013)	$(106,349)	$1,597	$151,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	(19,926)	$(2,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,310	2,552
Amortization of prepaid marketing expenses	1,038	709
Stock-based compensation charges	129	382
Change in fair market value of hedge	342	—
Non-cash loss from remeasurement of cash balance	501	—
Deferred tax expense	232	—
Gain on sale of GoBack assets	—	(1,682)
Change in operating assets and liabilities:
Accounts receivable	197	748
Prepaid expenses and other assets	1,227	(4,041)
Accounts payable	227	(700)
Income taxes payable (receivable)	(324)	35
Accrued liabilities	442	(2,512)
Deferred revenues	(749)	1,247
Other long-term liabilities	3	(113)

Net cash used in operating activities	(15,351)	(6,015)

Cash flows from investing activities:
Purchases of property and equipment	(296)	(81)
Proceeds from sale of Goback assets	—	2,760
Purchases of short-term investments	(17,141)	(33,601)
Proceeds from sale of short-term investments	—	12,812
Maturities of short-term investments	1,714	5,809
Transfer to restricted cash account	—	1,000

Net cash used in investing activities	(15,723)	(11,301)

Cash flows from financing activities:
Principal payment of capital lease obligation	(27)	(174)
Repayment of line of credit	(15,000)	—
Issuance of common stock under employee stock plan	—	109
Issuance of common stock	—	1

Net cash used in financing activities	(15,027)	(64)

Effect of exchange rates on cash	(682)	(248)

Change in cash and cash equivalents	(46,783)	(17,628)
Cash and cash equivalents at beginning of period	135,416	36,911

Cash and cash equivalents at end of period	$88,633	$19,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Three months ended June 30,
	2005	2004
Supplemental cash flow information:
Cash paid for interest	$152	$147

Cash paid for income taxes	$319	$115

Non-cash disclosure of investing and financing activities:
Unrealized gains (losses) on short-term investments	$29	$(75)

Issuance of common stock in connection with strategic marketing agreement and purchase acquisition	$—	$4,999

Issuance of common stock in connection with restricted stock awards to employees	$3,609	$—

Goodwill resulting from the acquisition of Napster, LLC	$—	$51

Reversal of accrual for offering expenses related to fiscal 2004 private equity financing	$—	$186

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

Notes to Condensed Consolidated Financial Statements

NOTE 1—BASIS OF PRESENTATION

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared by Napster, Inc., a Delaware corporation (“Napster” or the “Company”), pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Napster believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Napster’s Annual Report on Form 10-K for the year ended March 31, 2005.

Until December 17, 2004, Napster was known as “Roxio, Inc.” and operated its business in two divisions, the consumer software division (“CSD”) and the online music distribution division, also known as the Napster division. On December 17, 2004, Napster completed the sale of substantially all of the assets and liabilities of CSD to Sonic Solutions, a California corporation (“Sonic”). Sonic paid a total of $72.3 million in cash, subject to certain future adjustments, and 653,837 shares of Sonic common stock, valued at approximately $13.6 million as of the closing date. The divestiture of CSD was accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (SFAS No. 144) and, accordingly, the results of operations of the CSD are no longer presented within continuing operations.

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

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation, such as, stock-based compensation expenses have been reclassified to their respective operating expense classification. This reclassification does not have an effect on Napster’s consolidated financial condition, results of operations, or cash flows.

Advertising Costs

Advertising costs, with the exception of production costs related to television advertising, are expensed as incurred through direct spending. Advertising costs (excluding production costs) were approximately $12.7 million and $2.8 million for the three months ended June 30, 2005 and 2004, respectively. Production costs related to television advertising are expensed the first time the television advertisement is broadcast. There were no deferred production costs related to television advertising at June 30, 2005 and March 31, 2005.

Stock-based compensation

The following table illustrates the effect on net loss and earnings per share if Napster had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,
	2005	2004
Net loss, as reported	$(19,926)	$(2,640)
Add:
Unearned stock-based compensation expense included in reported net loss, net of related tax effects	129	382
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,237)	(2,301)

Pro forma net loss	$(21,034)	$(4,559)

Net loss per share:
Basic and diluted—as reported	$(0.46)	$(0.08)
Basic and diluted—pro forma	$(0.49)	$(0.14)

Napster uses the straight-line method to amortize its SFAS No. 123 pro forma stock–based compensation expense over the vesting period, which is generally four years, for stock options and restricted stock awards, and over the applicable purchase period, which ranges from six months to two years, for ESPP purchase rights.

Pro forma information regarding net loss and net loss per share is required by SFAS No. 123. This information is required to be determined as if Napster had accounted for its restricted stock awards, employee stock options, and ESPP under the fair value method of SFAS No. 123, as amended by SFAS No. 148.

The fair value of stock option and ESPP stock purchase rights was estimated on the date of grant using the Black-Scholes model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options granted during the periods. There were no ESPP stock purchase rights granted in either period.

	Three Months Ended June 30,
	2005	2004
Stock options:
Expected volatility	95%	100%
Risk-free interest rate	3.80%	3.04%
Expected life	4 years	4 years
Expected dividend yield	zero	zero

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

Under the Black-Scholes option pricing model, the weighted average fair value of stock options at date of grant was $4.26 and $3.17 per share for options granted during the three months ended June 30, 2005 and 2004, respectively. The weighted-average fair value of purchase rights under the ESPP was $3.00 and $3.09 per share during the three months ended June 30, 2005 and 2004, respectively.

The fair value of restricted stock awards is identical whether accounted for in accordance with APB 25 or FAS 123(R).

NOTE 2—DISCONTINUED OPERATIONS

As described in Note 1, on December 17, 2004 Napster sold substantially all of the assets and liabilities constituting CSD, including all of the capital stock of certain international subsidiaries historically included in CSD, to Sonic. The remaining international subsidiaries historically included in CSD have been substantially liquidated. The disposition is accounted for by Napster as a discontinued operation in accordance with SFAS No. 144. Therefore, CSD’s results of operations and cash flows for the three months ended June 30, 2004 have been classified as results of operations from discontinued operations. There were no discontinued operations for the three month period ended June 30, 2005.

Operating Results of Discontinued Operations

Summarized selected condensed consolidated statement of operations for the discontinued operations for the three month period ended June 30, 2004 are as follows (in thousands):

Net revenues	$22,048

Gross profit	16,758

Operating expenses	9,975

Gain on divestiture	1,682

Income from discontinued operations before provision for income taxes	8,715
Tax provision	3,772

Income from discontinued operations	$4,943

NOTE 3 — CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and cash equivalents

	June 30, 2005 Fair Value	March 31, 2005 Fair Value
	(in thousands)
Cash	$21,295	$19,493
Cash equivalents:
Commercial paper	23,552	3,541
Government securities	20,416	1,963
Money market securities	23,370	110,419

Total cash equivalents	67,338	115,923

Total cash and cash equivalents	$88,633	$135,416

Short-term investments

	June 30, 2005 Fair Value	March 31, 2005 Fair Value
	(in thousands)
Commercial paper	$1,192	$4,561
Corporate securities	12,491	10,657
Municipal securities	18,015	1,059
U.S. agencies securities	6,299	6,263
Sonic Solutions common stock	12,161	9,840

Total short-term investments	$50,158	$32,380

Napster’s investments in marketable securities and short-term investments are all considered available for sale. The fair values of these investments approximate carrying value. Realized gains on short-term investments totaled $100,000 and $60,000 in the three months ended June 30, 2005, and 2004, respectively, offset by realized losses on short term investments of $31,000 and $73,000, respectively. There was a $1.2 million unrealized gain on the Sonic Solutions common stock as of June 30, 2005 and March 31, 2005. Additionally, there were $70,000 and $33,000 of unrealized gains on other short term investments as of June 30, 2005 and March 31, 2005, respectively, and $604,000 and $596,000 of unrealized losses as of June 30, 2005 and March 31, 2005, respectively.

Approximately $49.2 million and $20.6 million of the short-term investments mature in less than one year as of June 30, 2005 and March 31, 2005, respectively. The remaining short-term investments generally have effective maturity dates between one and two years. As the short-term investments represent the investment of cash available to fund current operations, the entire balance has been classified as short-term in the balance sheet.

NOTE 4—BALANCE SHEET DETAIL

Prepaid expenses and other current assets

	June 30, 2005	March 31, 2005
	(in thousands)
Fair value hedge receivable	$1,956	$4,619
Prepaid marketing expense	—	3,081
Other prepaid fees	2,455	1,474
Prepaid content advances	349	452
Finished goods inventories	144	149

	$4,904	$9,775

Total content advances at June 30, 2005 and March 31, 2005 were $634,000 and $748,000, respectively. A total of $285,000 and $296,000 of those amounts, respectively, are included in other assets.

Property and equipment

	Life	June 30, 2005	March 31, 2005

		(in thousands)
Property and equipment, net:
Computer equipment and software	3-5 years	$8,490	$8,327
Furniture and fixtures	3-8 years	293	293
Leasehold improvements	Life of lease	651	640
Capitalized software development costs	3-5 years	664	562

		10,098	9,822
Less: Accumulated depreciation		(5,269)	(4,485)

		$4,829	$5,337

Depreciation expense in continuing operations totaled $804,000 and $638,000 for the three months ended June 30, 2005 and 2004, respectively. Depreciation expense in discontinued operations totaled $642,000 for the three months ended June 30, 2004. The amortization of capitalized software development costs, included in depreciation expense in continuing operations, totaled $47,000 and $39,000 for the three months ended June 30, 2005 and 2004, respectively.

Accrued liabilities

	June 30, 2005	March 31, 2005
	(in thousands)
Accrued affiliate and content liabilities	$5,938	$5,327
Accrued compensation and related expenses	1,727	1,745
Other accrued liabilities	4,122	4,309

	$11,787	$11,381

Deferred revenue

	June 30, 2005	March 31, 2005
	(in thousands)
Unearned content revenues	$6,576	$6,849
Unearned hardware and license revenues	1,020	1,017
Deferred marketing expense benefit	—	479

	$7,596	$8,345

NOTE 5—IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets

The gross carrying amounts and accumulated amortization of identifiable intangible assets are as follows for the periods presented (in thousands):

	June 30, 2005		March 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$376	$323	$376	$292
Trademark	5,982	5,192	5,982	4,717

Total	$6,358	$5,515	$6,358	$5,009

Net book value		$843		$1,349

Identifiable intangible assets are generally amortized over three years. Amortization of identifiable intangible assets for continuing operations was $506,000 and $545,000 for the three months ended June 30, 2005 and 2004, respectively. Depreciation and amortization of identifiable intangible assets within discontinued operations was $727,000 for the three months ended June 30, 2004. The estimated remaining amortization expense for identifiable intangible assets in fiscal 2006 is approximately $843,000.

Goodwill

Changes in the carrying amount of goodwill are as follows (in thousands):

	For the Three Months Ended June 30, 2005	For the Year Ended March 31, 2005
Balance at beginning of fiscal year	$34,658	$89,516
Goodwill resulting from the acquisition of Napster, LLC	—	(51)
Divestiture of CSD	—	(55,597)
Effect of foreign currency exchange	—	790

Balance at end of period	$34,658	$34,658

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” Napster annually evaluates the carrying value of goodwill and adjusts the carrying value if the asset’s value has been impaired. In addition, Napster periodically evaluates if there are any events or circumstances that would require an impairment assessment of the carrying value of the goodwill between each annual impairment assessment. Napster completed its most recent annual goodwill impairment review as of March 31, 2005 and concluded that goodwill was not impaired. No impairments have been identified or recorded in any period presented.

NOTE 6—SHORT-TERM DEBT

Short-term debt consists of the following (in thousands):

	June 30, 2005	March 31, 2005
Revolving credit agreement	$—	$15,000
Obligations under capital leases with 12% interest rate	113	110

	$113	15,110

On May 5, 2005 the Company repaid the $15 million outstanding balance under the line of credit, plus $73,000 of accrued interest. In June 2005 the Company issued a letter of credit against the line of credit in the amount of $2.8 million to a vendor to secure hardware purchases. At June 30, 2005, Napster was in compliance with all covenants of the revolving credit agreement and had $14.2 million available under the line.

NOTE 7—STOCKHOLDERS’ EQUITY

Restricted Stock Awards

On May 31, 2005, Napster granted to employees restricted stock awards for 855,253 shares of our common stock with a weighted-average fair value of $4.22 per share, that vest ratably over a four-year period in annual cliffs, through May 2009. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the company prior to vesting. Stock-based compensation during the three months ended June 30, 2005 includes $74,000 of compensation expense associated with these restricted stock awards. As the restricted shares vest through 2009, we will recognize stock-based compensation expenses related to the grants of these restricted awards.

Deferred stock-based compensation at June 30, 2005 includes $3.5 million in deferred compensation expense associated with these restricted stock awards. No compensation expense will be recognized for restricted stock awards that do not vest.

NOTE 8—GEOGRAPHIC INFORMATION

Net revenue by countries –

The following table presents net revenues from continuing operations by geography based on the location of customers (in thousands):

	Three months ended June 30,
	2005	2004
United States	$18,475	$7,530
United Kingdom	2,526	337

	$21,001	$7,867

Cash and investments –

The following table presents cash and investments by country (in thousands):

	June 30, 2005	March 31, 2005
United States	$127,442	$156,259
United Kingdom	3,661	3,242
Denmark	7,094	7,659
Other countries	594	636

	$138,791	$167,796

Napster does not anticipate that it will incur any material U.S. income or foreign withholding taxes when cash is repatriated to the United States.

Long-lived assets –

The following table presents long-lived assets, excluding goodwill and identifiable intangible assets, by country based on the location of the assets (in thousands):

	June 30, 2005	March 31, 2005
United States	$5,180	$5,726
United Kingdom	67	33

	$5,247	$5,759

NOTE 9—LITIGATION

Napster and Pressplay have been notified by a number of companies that the Pressplay and Napster online music distribution services may infringe patents owned by those companies. Napster is investigating the nature of these claims and the extent to which royalties may be owed by Napster and Pressplay to these entities. The ultimate resolution of these claims cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549, alleging infringement of certain of its patents by the Napster service. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005, SightSound moved for a preliminary injunction of the Napster service and Napster moved for a stay of the proceedings pending the outcome of Napster’s reexamination application. On February 28, 2005, the court granted Napster’s motion to stay and denied SightSound’s motion for preliminary injunction without prejudice. On March 3, 2005 SightSound filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the district court’s order. On March 22, 2005, SightSound filed a Petition to Cancel certain trademark registrations owned by Napster before the Trademark Trial and Appeals Board, claiming that Napster did not acquire the rights to these trademarks when it purchased them through the bankruptcy estate. Napster believes that this petition is entirely without merit. On May 19, 2005, Napster filed a motion with the U.S. Bankruptcy Court for the District of Delaware to reopen the Napster bankruptcy case and enforce the order assigning all of the assets of the former Napster, Inc. (including trademarks and goodwill) to us. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on the Company’s results of operations, financial position or cash flows.

Napster is a party to other litigation matters and claims from time to time in the ordinary course of its operations and is a party to certain litigation matters relating to CSD that have been assumed by Sonic in connection with their purchase of CSD, and, while the results of such litigation and claims cannot be predicted with certainty, Napster believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

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

In addition, Napster has agreed to indemnify Sonic for unpaid tax liabilities with respect to any tax year ended on or before December 17, 2004 (or for any other tax year to the extent allocable to the portion of such period beginning before and ending on December 17, 2004), to the extent such tax liabilities neither are reflected in the closing working capital calculation pursuant to the Agreement nor create a realized reduction in Sonic’s tax liabilities. Napster will also indemnify Sonic for damages that relate to certain other tax-related matters, as described in the agreement. No limitation is set forth on the period of time by which a claim must be made pursuant to the foregoing indemnities nor is there a specified limitation on the maximum amount of potential future payments.

Napster may also be required to make additional post-closing payments to Sonic if reserves for sales returns and allowances, working capital, or channel inventory as of December 17, 2004 differ from the levels specified by the agreement.

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payments

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises the previously effective SFAS No. 123 and supersedes APB No. 25, and on March 29, 2005 the SEC issued SAB 107, “Share-Based Payment” (“SAB 107”). These pronouncements address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires that such transactions be accounted for using a fair value-based method and recognized as expenses in our consolidated statements of operations. The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. We are evaluating the requirements under SFAS 123(R) and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB No. 29, which requires nonmonetary exchanges to be recorded at the fair value of the assets exchanged, with certain exceptions. This standard requires most exchanges of productive assets to be accounted for at fair value, rather than at carryover basis. The provisions of SFAS No. 153 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in fiscal 2006. Adoption of this statement will have no material impact on our consolidated financial position or results of operations.

Foreign Earnings Repatriation

In December 2004, the FASB issued a FASB Staff Position (“FSP”) regarding “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA”), FSP 109-2. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We have no material earnings to repatriate, so do not expect this new position statement to have a material impact on our consolidated financial position or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

On August 3, 2005, Napster LLC (“Napster LLC”), a subsidiary of Napster, entered into a binding Memorandum of Understanding (the “MOU”) with Tower Records Japan, Inc. (“Tower Japan”), relating to the formation and operation of a Japan-based joint venture company (the “Joint Venture”) for the purpose of operating the Napster online music service across digital distribution channels in Japan. Under the terms of the MOU, Napster LLC will license intellectual property rights to the Joint Venture, including platform technology and trademarks in exchange for certain guaranteed royalties, and Tower Japan will support the Joint Venture’s marketing and advertising activities. The Joint Venture will have exclusive rights to operate the Napster service in Japan.

Napster LLC will contribute 308,700,000 Japanese Yen to the Joint Venture in exchange for a 31.5% ownership interest, and Tower Japan will contribute 671,300,000 Japanese Yen for a 68.5% ownership interest. The parties will each have customary shareholder rights in the Joint Venture, including veto rights, rights to appoint directors and officers and rights of first refusal. Tower Japan will also be obligated to arrange or provide debt or equity funding including through an unsecured revolving loan facility.

The consummation of the venture is subject to the execution of definitive agreements and the MOU requires that the parties use their best efforts to execute definitive agreements memorializing the terms provided in the MOU with greater specificity and adding other mutually agreeable standard terms and conditions relating to the Joint Venture on or before October 1, 2005. In any case, the parties must continue to work toward finalizing the definitive agreements until the execution thereof or until they mutually agree to terminate the MOU. Until the definitive agreements are executed, the MOU constitutes the binding agreement of the parties with respect to the terms therein.

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

Executive Summary

Napster, among the most recognized brands in digital music, is a leading provider of online music for the consumer market. Our subscription services and our “a la carte” single track download service enable fans to sample one of the world’s largest and most diverse online music catalogues and to experience the most feature rich service utilizing a secure and legal platform. Napster users have access to songs from all major labels and hundreds of independent labels and have many ways to discover, share and acquire new music and old favorites. Napster subscribers also enjoy community features, such as the ability to email songs to friends and to browse other members’ collections. For consumers who want to purchase songs and albums a la carte, rather than through a subscription, we also offer Napster Light, a “lighter” version of our Napster service that does not include the ability to stream or download unlimited tracks or enjoy other premium community features. Napster is currently available in the United States, Canada and the United Kingdom and is headquartered in Los Angeles with offices in London, New York, San Diego and San Jose.

Until December 17, 2004, Napster was known as “Roxio, Inc.” and we operated our business in two divisions, the consumer software division (“CSD”) and the online music distribution division, also known as the Napster division.

On December 17, 2004, we completed the sale of substantially all of the assets and liabilities of CSD to Sonic Solutions, a California corporation (“Sonic”), including all of the capital stock of certain international subsidiaries. Sonic paid a total of $72.3 million in cash, subject to certain future adjustments, and 653,837 shares of Sonic common stock, valued at approximately $13.6 million as of the closing date. We intend to retain the proceeds and use them for general working capital purposes and to operate and expand our Napster business.

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

Our online music subscription services, Napster and Napster To Go, provide consumers with unlimited access to over 1,500,000 songs for monthly fees of $9.95 and $14.95, respectively in the United States. Fees in other geographies are based on the local currency and vary accordingly. With all of our products, consumers can discover, access and acquire their favorite songs by searching or browsing our catalogue, or accessing preprogrammed content through radio stations or custom compilations. Napster subscribers also have access to community features, such as sharing songs with other members and searching their collections. With a Napster subscription, for as long as consumers maintain their subscription, they can enjoy unlimited on-demand streaming and unlimited tethered downloading of songs to the hard drives of five PCs. With a Napster To Go subscription users can enjoy all the benefits of a Napster subscription, as well as unlimited transfers of tethered downloads to a compatible MP3 player without paying an additional fee per song. In other words, a Napster To Go subscriber enjoys unlimited music on up to five PCs and “on the go” with up to two compatible MP3 players. In addition to our Napster and Napster To Go offerings, we provide a download music store, called Napster Light, where customers who are not subscribers can purchase individual tracks for $0.99 each or albums starting at $6.95. These tracks can be downloaded or “burned” to a CD, or transferred to an MP3 player. Napster’s catalogue of available music exceeds one and a half million tracks and all content is licensed from major music companies, including EMI Recorded Music, Sony BMG, Universal Music Group and Warner Music Group, as well as numerous independent labels, on a non-exclusive basis.

Consumers have a choice of MP3 players with which to enjoy Napster To Go. Currently, the Dell DJ20, Dell DJ30, Dell Pocket DJ, Creative Zen Micro, Creative Zen PMC, Gateway MP3 Photo Jukebox, iRiver H10, iRiver H320, iRiver PMC-120, Samsung YH999, Samsung YH925, Samsung YH820, Palm ® devices, Rio Carbon and ce2100 line of players, Toshiba Gigabeat and Audiovox SMT 5600 are all Napster To Go compatible. If the public availability of compatible MP3 players is delayed, or there are not enough compatible MP3 players, our planned revenue growth could be adversely impacted.

We sell our online music services directly to end users through our Napster.com website, but also use retail distribution partners to promote and bundle the Napster services with other products they sell. If we lost access to our retail distribution partners, our revenues could be adversely impacted.

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

Since the acquisition of Pressplay in May 2003, the Napster division has operated at a loss and net negative cash flow. We expect to continue to operate at a loss and net negative cash flow due to our significant investments to enhance service capabilities, market Napster To Go and grow worldwide.

Critical Accounting Policies & Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to revenue recognition, sales returns and allowances, bad debt allowances, valuation and amortization of long-lived assets, restructuring provisions and deferred income taxes. Actual results could differ from these estimates. Certain of our critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

These critical accounting policies and the effect that changes in management’s estimates could have on our consolidated financial statements are further described below.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements” (“SAB 104”,) Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). In general, we recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

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

We have arrangements with certain customers whereby the customer provides goods or services to Napster. Our revenue and the charges for the goods or services provided by a customer are accounted for in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” including subsequent interpretations (“EITF 01-09”). The costs of separately identifiable goods or services received from a customer are valued at the cost we would incur to procure the same goods or services from a non-customer third party. If the goods or services cannot be separated, the total consideration is recorded as a reduction of revenues. Consideration paid to customers under these arrangements that exceeds the separately identifiable value of the goods or services provided would be reflected as a reduction of the customer’s revenue. Management exercises significant judgment in determining the fair value of separately identified goods or services. Estimates of fair value represent our best estimate, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time expense or revenue charges.

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

Goodwill and other intangible assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted effective April 1, 2001. We ceased to amortize goodwill effective April 1, 2001 and evaluate the carrying value of goodwill on an annual basis. We will adjust the carrying value if the asset’s value has been impaired. We amortize other intangible assets on the straight-line method over their estimated useful lives, generally three years. During the fourth quarters of each of fiscal 2005, 2004 and 2003 we completed our annual impairment tests. In addition, Napster periodically evaluates if there are any events or circumstances that would require an impairment assessment of the carrying value of the goodwill and other intangible assets between each annual impairment assessment. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances, including changes in market conditions, operating fundamentals, competition and general economic conditions, have occurred requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

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

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations:

	For the Three Months Ended June 30,		As a Percentage of Net Revenues For the Three Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Online music revenues :
Content	$20,751	$6,708	99%	85%
Hardware & license	250	1,159	1%	15%

Total online music revenue	$21,001	$7,867	100%	100%

Content revenues increased approximately 209% to $20.8 million from $6.7 million in the three months ended June 30, 2005 and 2004, respectively, due primarily to subscriber growth and $646,000 of one time promotional revenue. The Napster service was launched in the United States during October 2003 and in the United Kingdom and Canada during May 2004. Since these launches, our subscriber base has increased steadily. Total paid subscribers, excluding university subscribers, was 402,000 as of June 30, 2005 compared to 356,000 as of March 31, 2005 and 102,000 as of June 30, 2004. Typically we report subscribers as of the end of each quarter including both full paying subscribers and university subscribers. Given that the first quarter end falls into the period where most students are on summer break, we are providing subscriber counts this quarter excluding university subscribers.

Long term, we anticipate that content revenues will continue to increase in the future as a result of marketing activities and initiatives to continue subscriber growth, expand internationally and to decrease customer churn. In the next quarter we expect revenue growth to slow slightly due to summer seasonality.

Hardware and license revenues decreased 78% to $250,000 in the three months ended June 30, 2005 from $1.2 million in the three months ended June 30, 2004 due to sales of hardware and trademark licenses in the first quarter of fiscal 2005 as a result of certain hardware promotions, which did not occur in the first quarter of fiscal 2006. We anticipate that hardware and license revenues will fluctuate depending on the hardware promotions and trademark licenses that we enter into each period.

Geographic Revenues

The following table sets forth, for the periods indicated, our revenues from continuing operations per geographic area:

	For the Three Months Ended June 30,		As a Percentage of Net Revenues For the Three Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Online music revenues:
North America	$18,475	$7,530	88%	96%
United Kingdom	2,526	337	12%	4%

Total online music revenues	$21,001	$7,867	100%	100%

The increase in revenues in both geographies is related to the steady growth of the online music service in the United States and the launches of the service in the United Kingdom and Canada in May 2004. We anticipate that the mix of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives focused on world-wide customer growth and international expansion.

Gross Margin

The following table sets forth, for the periods indicated, our gross margins from the continuing operations in thousands and as a percentage of total revenue:

	Gross Margin For the Three Months Ended June 30,		As a Percentage of Net Revenues For the Three Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Online music gross margin :
Content	$6,464	$1,361	30%	17%
Hardware & license	132	59	1%	1%

Total online music gross margin	$6,596	$1,420	31%	18%

Content gross margin is the profit from revenues after deducting the cost of royalties to content providers and publishers, technical support, bandwidth and hosting costs, depreciation and amortization of infrastructure assets related to the delivery of our online services, and any other direct costs of the net revenues.

Gross margin on content revenue increased 13 percentage points to 30% from 17% in the three months ended June 30, 2005 compared to the same period in the prior year. Approximately four percentage points of this increase are due to the change in revenue mix from download revenues to subscription revenues, which have a higher margin. Approximately six percentage points of this increase are due to the relatively fixed cost base that was put in place in October 2003 as part of the Napster service. Additionally, gross margin in the three months ended June 30, 2005 was positively impacted three percentage points due to approximately $646,000 of non-recurring promotional revenue that had no incremental cost of revenues.

Hardware and license gross margins fluctuate based on the nature of the hardware promotions and the volume of trademark licenses in each period. During the quarter ended March 31, 2004, Napster sponsored hardware promotions at a loss. No such offer was made during the quarter ended March 31, 2005.

Online service headcount dedicated to maintaining content and providing customer care was 11 and 2 at June 30, 2005 and 2004, respectively.

We expect online music gross margins as a percentage of revenue to decline in the near term because three percentage points of the margin in the three months ended June 30, 2005 is associated with the $646,000 of one-time promotional revenue that has no associated costs. Additionally, margins will be suppressed if we fund low margin promotions in mid-fiscal 2006 or if we spend to improve our online service infrastructure. Excluding one time items and low margin hardware promotions, we expect margins to slowly improve in the future as the percentage of higher margin subscription revenue increases relative to lower margin download revenue.

Operating Expenses

We classify operating expenses as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, stock-based compensation, travel, telephone, communications, rent and allocated facilities and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, and marketing collateral materials and expenditures specific to the sales group, such as commissions. In addition, we include restructuring charges and certain amortization of identifiable intangible assets as operating expenses.

The following table sets forth, for the periods indicated, our operating expenses from continuing operations:

	For the Three Months Ended June 30,		As a Percentage of Net Revenues For the Three Months Ended June 30,
	(in thousands)
	2005	2004	2005	2004
Research and development	$3,195	$2,887	15%	37%
Sales and marketing	16,272	4,295	77%	55%
General and administrative	6,196	4,863	30%	62%
Amortization of intangible assets	474	514	2%	6%

	$26,137	$12,559	124%	160%

Research and Development

Research and development expenses consist primarily of salary, benefits and contractors’ fees for our development and other costs associated with the minor enhancements of existing products and development of new features for the online service.

Research and development expenses increased $308,000 or 11% to $3.2 million for the three months ended June 30, 2005 from $2.9 million for the comparable period in the prior year. The increase was related to additional personnel costs due to raises and bonuses.

Research and development headcount for the continuing operation was 65 and 69 as of June 30, 2005 and 2004, respectively.

We anticipate that research and development expenses will increase near term as headcount increases.

Sales and Marketing

Sales and marketing expenses consist primarily of salary and benefits for sales and marketing personnel and costs associated with advertising and promotions.

Sales and marketing expenses increased $12.0 or 295% to $16.3 million for the three months ended June 30, 2005 from $4.3 million for the comparable period in the prior year. This increase was primarily due to $11.2 million of increased marketing expenses related to television and other planned marketing programs during the three months ended June 30, 2005, and $833,000 of additional personnel-related charges associated with raises, bonuses and headcount added during fiscal 2005.

Overall sales and marketing headcount for the continuing operation increased to 29 at June 30, 2005 from 14 at June 30, 2004.

We expect sales and marketing expenses will decrease somewhat in the second fiscal quarter as we are decreasing advertising expenses during the summer months.

General and Administrative

General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services and other general corporate activities. General and administrative charges for the continuing operations in fiscal 2004 include all corporate overhead charges that are not directly attributable to CSD.

General and administrative expenses increased $1.3 million or 27% to $6.2 million for the three month period ended June 30, 2005 from $4.9 million for the comparable quarter in the prior year. This increase is primarily a result of $440,000 of additional legal fees associated with the increased number of legal matters, including the SightSound litigation, $313,000 of additional fees associated with year-end compliance with Sarbanes-Oxley requirements, $336,000 of additional costs for outsourced administrative services, and $181,000 of additional personnel related costs reflecting accrued bonus in the quarter ending June 30, 2005, offset by reduced costs on lower head count.

General and administrative headcount, including all corporate general and administrative employees, was 42 at June 30, 2005 compared to 66 at June 30, 2004.

We expect general and administrative expenses to increase slightly near term as we expand our European headquarters and in the event that we are required to spend more on legal matters such as SightSound.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets decreased $40,000 or 8% to $474,000 for the three months ended June 30, 2005 compared to $514,000 in the same period of the prior year. The decrease was due to certain identifiable intangible assets that became fully amortized during the first half of fiscal 2004.

The remaining net book value of identifiable intangible assets will be amortized in fiscal 2006, resulting in approximately $843,000 of additional amortization expense in fiscal 2006, assuming that we do not acquire new intangible assets.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest income on our cash equivalents and short-term investments, realized gains (losses) on short-term investments, interest expense, change in the fair value of the hedge and other miscellaneous income. Other income (expense), net decreased by $89,000 to ($120,000) for the three months ended June 30, 2005 compared to ($31,000) for the three month period ending June 30, 2004. The decrease was primarily due to a $896,000 increase in investment income, offset by an increase of $110,000 in interest expense, an increase of $562,000 in foreign currency losses and an increase of $313,000 for the discount on the fair market value hedge. We expect other income (expense), net to decrease in the future as we utilize investments to fund operations, and to fluctuate depending on foreign currency fluctuations.

Income Tax Benefit (Provision)

We have recorded a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. In the event that deferred tax assets would be realizable in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

During January 2005, following the divestiture of CSD, which utilized all of our outstanding tax net operating losses, Napster decided to make a tax election to step up the basis in Pressplay goodwill for tax purposes. As a result, the Pressplay goodwill is deductible for tax purposes, which creates a tax timing difference that is presented as a tax liability and deferred tax expense.

Tax provision was $265,000 for the three months ended June 30, 2005 compared to a $3.6 million benefit for the comparable period in the prior year. The prior year benefit reflected the utilization of losses from continuing operations to offset income from the discontinued operation. The current year expense represents primarily foreign taxes and the timing difference related to the Pressplay Goodwill. In the near term we expect to continue to incur operating losses from the continuing operations and no longer have income from discontinued operations against which we can offset the losses.

We have a mix of tax rates across the various jurisdictions in which we do business, and this estimate does not take into account any future benefit from loss carryforwards, which may be realized if we again achieve profitability and begin generating taxable income.

Income from Discontinued Operations

Income from discontinued operations, after benefit (provision) for income taxes decreased $4.9 million to zero in the three months ended June 30, 2005 from $4.9 million in the three months ended June 30, 2004. We sold CSD in December 2004, and, as a result, we had no discontinued operations in fiscal 2006.

Liquidity and Capital Resources

Napster ended the first quarter of fiscal 2006 with $138.8 million in cash, cash equivalents and short-term investments, including the $12.2 million fair value of the Sonic shares. These amounts consist principally of commercial paper, corporate securities, U.S. government securities, municipal securities and money market securities This balance represents a $29.0 million decrease as compared to March 31, 2005. Our primary ongoing source of cash is receipts from revenues. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments to content providers, payments for products held for resale, and purchases of property and equipment. Our working capital was $112.8 million at June 30, 2005 compared to $131.5 million at March 31, 2005.

Line of Credit

In March 2004, Napster entered into an agreement with Silicon Valley Bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of its assets. In June 2004, we amended the line of credit agreement to increase the available borrowings to $17 million, and in December 2004, we amended the line to release the lender’s security in assets sold to Sonic and to extend the maturity date to December 2005. During May 2005, we repaid the $15 million line of credit balance, plus $73,000 of accrued interest. During June 2005 we issued a letter of credit against the line in the amount of $2.8 million to a vendor to secure hardware purchases.

As of June 30, 2005, $14.2 million is available for borrowing under the line. The line of credit bears interest at a variable rate of prime plus 0.5% per annum. The line of credit contains a material adverse conditions clause and certain covenants that require us to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $45.0 million, and (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 10% of net accounts receivable, to total borrowings under the line of credit of not less than 2.00 to 1.00. At June 30, 2005, Napster was in compliance with all covenants under the line of credit.

Financial Position

We believe that the liquidity provided by existing cash, cash equivalents, and short-term investments will provide sufficient capital to meet our requirements for at least the next 12 months. Napster operates and will continue to operate in the near term at a loss and incur net negative cash flow due to significant investments to expand our service capabilities and expand internationally.

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

Cash Flows

Cash flows from Operating Activities

Net cash used in operating activities increased $9.4 million to $15.4 million in the three months ended June 30, 2005 from $6.0 million for the three months ended June 30, 2004. This increase is primarily due to increased operating losses partially offset by positive changes in working capital. Napster expects to continue to use cash for operations as we continue to invest in our launch of Napster To Go, other new online music features and geographic expansion.

Cash flows from Investing Activities

Net cash used in investing activities was $15.7 million in the three months ended June 30, 2005, primarily as a result of $15.4 million net investment purchases and $296,000 of capital expenditures.

Net cash used in investing activities was $11.3 million in the three months ended June 30, 2004, primarily as a result of $2.8 million in proceeds from the sale of Goback assets offset by, $81,000 of capital expenditures, $15.0 million used for net purchases of our marketable securities and $1.0 million transferred to restricted cash.

We expect investment activities to continue to provide funds as we use short-term investments to pay for the investments in the online music division.

Cash flows from Financing Activities

Net cash used in financing activities was $15.0 million for the three months ended June 30, 2005 due to the pay down of the $15.0 million line of credit.

Net cash used in financing activities was $64,000 for the three months ended June 30, 2004, primarily as a result of $174,000 of net repayments of capital lease obligations and short term borrowings, offset by $109,000 of net proceeds from the exercise of stock options and the employee stock purchase plan.

Recent Accounting Pronouncements

Share-Based Payments

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises the previously effective SFAS No. 123 and supersedes APB No. 25, and on March 29, 2005 the SEC issued SAB 107, “Share-Based Payment” (“SAB 107”). These pronouncements address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires that such transactions be accounted for using a fair value-based method and recognized as expenses in our consolidated statements of operations. The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. We are evaluating the requirements under SFAS 123(R) and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB No. 29, which requires nonmonetary exchanges to be recorded at the fair value of the assets exchanged, with certain exceptions. This standard requires most exchanges of productive assets to be accounted for at fair value, rather than at carryover basis. The provisions of SFAS No. 153 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in fiscal 2006. Adoption of this statement will have no material impact on our consolidated financial position or results of operations.

Foreign Earnings Repatriation

In December 2004, the FASB issued a FASB Staff Position (“FSP”) regarding “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA”), FSP 109-2. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We have no material earnings to repatriate, so do not expect this new position statement to have a material impact on our consolidated financial position or results of operations.

RISK FACTORS

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

Risks Relating to the Sale of Our Consumer Software Division

Selling our consumer software division constituted a sale of a significant portion of our historical operating assets and a change in our business focus.

On December 17, 2004, we completed the sale of our consumer software division to Sonic Solutions and have subsequently focused exclusively on our online music distribution business, under the Napster brand. From May 19, 2003 to December 2004, our consumer software division accounted for substantially all of our revenues, and prior to that, our consumer software division accounted for all of our revenues. As a result of the sale of our consumer software division, all of our revenues are now generated by our online music distribution business. We have limited experience in the highly competitive online music distribution business and cannot assure you that we will be successful in operating and growing such business. If we are not successful in operating and growing our online music distribution business, our business, results of operations and financial condition will be adversely affected.

The asset purchase agreement with Sonic Solutions exposes us to contingent liabilities.

Under the asset purchase agreement with Sonic Solutions, we have retained various liabilities relating to the consumer software division and have agreed to indemnify Sonic Solutions under certain circumstances, if we have breached our representations and warranties contained in the asset purchase agreement and for other matters, including all liabilities retained by us under that agreement. For example, an indemnification claim by Sonic Solutions might result if we breach or default on any of our representations about the assets comprising our consumer software division. Under the terms of the asset purchase agreement, if claims are made by Sonic Solutions, we may be required to expend significant cash resources in defense and settlement of such claims, which may adversely affect our business, results of operations and financial condition.

Management could spend or invest the proceeds from the sale of our consumer software division in ways with which our stockholders may not agree.

Our management could spend or invest the proceeds from the sale of our consumer software division in ways with which our stockholders may not agree. We currently intend to invest the proceeds from the sale of our consumer software division into our online music distribution business. The investment of these proceeds may not yield a favorable return. Furthermore, because our online music distribution business is evolving, in the future we may discover new opportunities that are more attractive. As a result, we may commit resources to these alternative market opportunities. If we change our business focus, we may face risks that are different from the risks currently associated with our online music distribution business.

Risks Relating to Our Business in General

Our online music services initiatives have a limited operating history and a history of losses and may not be successful.

On May 19, 2003 we acquired substantially all of the ownership interests of Napster, LLC (f/k/a Pressplay). We used the Pressplay-branded service as a technology platform to roll-out our online music services division in October 2003. The business models, technologies and market for online music services are new and unproven. Prior to our acquisition of Napster, LLC, consumer adoption and usage of the Pressplay-branded service had not been significant. On December 17, 2004, we completed the sale of our consumer software division to Sonic Solutions and have subsequently focused our business exclusively on our online music distribution business, under the Napster brand. You should consider the online music distribution business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development.

Our Napster business has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and likely continue to experience net losses thereafter. No assurance can be made that our Napster business will ever contribute net income to our statement of operations. During the period April 1, 2003, just prior to our acquisition of Pressplay in May 2003, through June 30, 2005 we incurred approximately $117.7 million of after tax losses from continuing operations.

The success of our Napster service depends upon our ability to add new subscribers and reduce churn.

We cannot assure you that we will be able to attract new subscribers to the Napster service or that existing subscribers will continue to subscribe. Existing subscribers may cancel their subscriptions to the Napster service for many reasons, including a perception that they do not use the services enough to justify the expense or that the service does not provide enough value or availability of content relative to our competition. The early stages of subscription services such as ours are characterized by higher than normal churn rates and customer acquisition cost. If we are unable to reduce these two factors we may be unable to achieve a profitable business model and our business will be harmed. In addition, there is significant seasonality in our subscriber numbers due to our university program and to seasonal softness in customer acquisition during the summer months. Students who subscribe to the Napster service generally only do so during the school year when the school is paying for their subscriptions and most of the students do not maintain such subscriptions during the summer in between school terms. If we do not continue to increase the total number of subscribers each quarter, our operating results will be adversely impacted.

Our online music distribution business has lower margins than our former consumer software products business.

Costs of our online music distribution business as a percentage of the revenue generated by that business are higher than those of our former consumer software products business. The cost of third party content, in particular, is a substantial portion of revenues we receive from subscribers and end users and is unlikely to decrease significantly over time as a percentage of revenue. We expect this trend will continue to negatively impact our overall gross margins as our online music distribution business is our primary source of revenue, and this may affect our ability to attain profitability in our online music distribution business.

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

Our Napster service faces significant competition from traditional retail music distributors such as Tower Records, as well as online retailers such as Amazon.com. These retailers may include regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order, record clubs, independent operators and online physical retail music distributors, some of which have greater financial and other resources than we do. To the extent that consumers choose to purchase media in non-electronic formats, it may reduce our sales, reduce our gross margins, increase our operating expenses and decrease our profit margins in specific markets.

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

Our online music services also face significant competition from “free” peer-to-peer services, such as KaZaA, Morpheus, Grokster and a variety of similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. While the US Supreme Court has recently found that Grokster may violate copyright laws, the court did not establish that such services are necessarily liable for copyright infringement, opting instead for a fact-based analysis of the services’ efforts to promote copyright infringement. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.

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

We rely on third-party content providers, including music publishers and music labels, to offer music online content that can be delivered to users of our service. Rights to provide this content to our customers, particularly publishing rights, are difficult to obtain and require significant time and expense. In some cases, we pay substantial fees to obtain this third-party content. In order to provide a compelling service, we must be able to continue to license a wide variety of music content to our customers with attractive usage rights such as CD recording, output to MP3 players, portable subscription rights and other rights. In addition, if we do not have sufficient breadth and depth of the titles necessary to satisfy increased demand arising from growth in our subscriber base, our subscriber satisfaction will be affected adversely. We cannot guarantee that we will be able to secure licenses to music content or that such licenses will be available on commercially reasonable terms. Recently, we have begun to offer the Napster service outside of the United States. The expansion of the service abroad requires that additional publishing and sound recording licenses be obtained for music currently offered in the United States as well as for music that is available only in foreign markets. We cannot assure you that we will be able to obtain such licenses on favorable terms or at all. Failure to obtain these licenses will harm our business in existing and potential foreign markets and our revenues.

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

Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total amortization of acquired intangible and purchased technology assets in ongoing operations was $2.1 million in the fiscal year ended March 31, 2005 and $506,000 in the three month period ended June 30, 2005. Additional acquisitions and any additional impairment of the value of purchased assets could have a significant negative impact on future operating results.

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

Technology companies like ours have a history of using broad-based employee stock option programs to hire, provide incentives to and retain our workforce in a competitive marketplace. We have elected to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) to account for stock options. Accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

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

We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, taxation, gambling, security, illegal or obscene content, retransmission of media, personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

•	limit the growth of the Internet;

•	create uncertainty in the marketplace that could reduce demand for our products and services;

•	increase our cost of doing business;

•	expose us to increased litigation risk, substantial defense costs and significant liabilities associated with content available on our web sites or distributed or accessed through our products or services, with our provision of products and services and with the features or performance of our products and web sites;

•	lead to increased product development costs or otherwise harm our business; or

•	decrease the rate of growth of our user base and limit our ability to effectively communicate with and market to our user base.

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

If, in the future, we conclude that our internal control over financial reporting is not adequate, or if our auditors conclude that our evaluation of internal controls over financial reporting is not adequate, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

Our disclosure controls and procedures and internal control over financial reporting may not prevent all errors and misrepresentations. In the event that there are errors or misrepresentations in our historical financial statements or the SEC disagrees with our accounting, we may need to restate our financial statements. For example, in November 2004 we restated our financial statements in order to correct the valuation of a previously issued warrant and to adjust the purchase accounting of our former subsidiary, MGI Software, and in May 2005 we restated our financial statements to reallocate the tax benefit of certain operating losses from our discontinued operation to our continuing operations. Any system of internal controls can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact our financial results in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market value risk

Our short-term investments include 653,837 shares of unregistered common stock of Sonic that were received as partial consideration for the sale of CSD to Sonic. We intend to sell these shares as soon as they are registered. On December 29, 2004, Napster entered into a forward contract to hedge these shares against exposures resulting from changes in fair market value. This forward contract, carried at fair value, is exercisable between six and twelve months after it was entered into. The changes in fair value of the forward contract are intended to offset changes in the market value of the Sonic Shares. The Sonic Shares are collateral for the forward contract.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2005. Our cash equivalents are invested in money market funds, commercial paper and municipal securities, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities (in thousands, except interest rates).

	Less than One Year	More than One Year	Total	Estimated Fair Value
Short-term investments	$49,175	$983	$50,158	$50,158
Weighted-average interest rate	3.66%	3.79%

We have available to us a $17 million revolving line of credit. We have a $2.8 million letter of credit issued against this line of credit as of June 30, 2005.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and short-term investments.

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

Cash and cash equivalents are predominantly denominated in U.S. dollars. As of June 30, 2005 we held $7.1 million of cash and cash equivalents in Danish Kroner, $4.1 million in United Kingdom pounds, $1.9 million in Euros, and $0.7 million in other foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.

Changes in internal control over financial reporting.

During the quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549, alleging infringement of certain of its patents by the Napster service. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005, SightSound moved for a preliminary injunction of the Napster service and Napster moved for a stay of the proceedings pending the outcome of Napster’s reexamination application. On February 28, 2005, the court granted Napster’s motion to stay and denied SightSound’s motion for preliminary injunction without prejudice. On March 3, 2005 SightSound filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the district court’s order. On March 22, 2005, SightSound filed a Petition to Cancel certain trademark registrations owned by Napster before the Trademark Trial and Appeals Board, claiming that Napster did not acquire the rights to these trademarks when it purchased them through the bankruptcy estate. Napster believes that this petition is entirely without merit. On May 19, 2005, Napster filed a motion with U.S. Bankruptcy Court for the District of Delaware to reopen the Napster bankruptcy case and enforce the order assigning all of the assets of the former Napster, Inc. (including trademarks and goodwill) to us. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s results of operations, financial position or cash flows.

Napster is a party to other litigation matters and claims from time to time in the ordinary course of its operations and is a party to certain litigation matters relating to CSD that have been assumed by Sonic in connection with their purchase of CSD, and, while the results of such litigation and claims cannot be predicted with certainty, Napster believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended June 30, 2005.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NAPSTER, INC. (Registrant)

Date: August 3, 2005	By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer)

	By:	/s/ NAND GANGWANI
Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002. (1)

2.2	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003. (2)

2.3	Amended and Restated Asset Purchase Agreement between the Company and Sonic Solutions, dated December 17, 2004. (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant (5)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Napster, Inc. (6)

4.1	Form of Common Stock certificate of the Registrant (3)

4.2	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (7)

4.3	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (6)

4.4	Warrant Agreement between the Registrant and Napster, Inc. dated November 27, 2002 (1)

4.5	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (8)

4.6	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (5)

4.7	Form of Purchase Agreement dated as of January 13, 2004 by and between Napster and certain Purchasers set forth on the signature page thereto (9)

4.8	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (10)

4.9	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (10)

4.10	Form of Purchase Agreement dated as of January 20, 2005 by and between Registrant and certain Investors (11)

10.1	Form of Napster, Inc. Amended and Restated 2001 Stock Plan Restricted Stock Award Agreement (12)

10.2	Letter Agreement between the Company and Wm. Christopher Gorog, dated May 31, 2005 (12)

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2004.
(4)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2005.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 6, 2005.