Form 10-Q
period 2005-09-30
NAPSTER INC
filed 2005-11-02
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2005, there were 43,887,284 shares of the Registrant’s Common Stock outstanding, par value $0.001.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAPSTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$68,049	$135,416
Short-term investments	59,550	32,380
Accounts receivable, net of allowance for doubtful accounts of $11 at September 30, 2005 and $6 at March 31, 2005	1,553	1,545
Prepaid expenses and other current assets	3,672	9,775

Total current assets	132,824	179,116
Property and equipment, net	5,287	5,337
Goodwill	34,658	34,658
Identifiable intangible assets, net	337	1,349
Other assets	445	422

Total assets	$173,551	$220,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,224	$6,547
Income taxes payable	3,708	4,125
Accrued liabilities	13,492	11,381
Deferred revenues	8,322	8,345
Deferred gain on divestiture	2,123	2,073
Short-term debt	89	15,110

Total current liabilities	32,958	47,581

Long-term liabilities
Deferred income taxes	2,160	1,696
Other long-term liabilities	188	212

Total liabilities	35,306	49,489

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000,000 shares; Issued and outstanding: none at September 30, 2005 and March 31, 2005	-	-
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 43,887,000 shares at September 30, 2005 and 42,961,000 shares at March 31, 2005	44	43
Additional paid-in capital	260,475	256,586
Deferred stock-based compensation	(3,898)	(533)
Accumulated deficit	(119,961)	(86,423)
Accumulated other comprehensive income	1,585	1,720

Total stockholders’ equity	138,245	171,393

Total liabilities and stockholders’ equity	$173,551	$220,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$23,379	$9,315	$44,380	$17,182
Cost of revenues (1)	18,287	7,508	32,692	13,955

Gross margin	5,092	1,807	11,688	3,227

Operating expenses:
Research and development (2)	3,216	3,189	6,411	6,076
Sales and marketing (3)	10,391	9,447	26,663	13,742
General and administrative (4)	4,791	5,704	10,987	10,567
Amortization of intangible assets	474	474	948	988

Total operating expenses	18,872	18,814	45,009	31,373

Loss from continuing operations	(13,780)	(17,007)	(33,321)	(28,146)
Other income, net	451	106	331	75

Loss before income tax benefit (provision)	(13,329)	(16,901)	(32,990)	(28,071)
Income tax benefit (provision)	(283)	828	(548)	4,415

Loss from continuing operations, after income taxes	(13,612)	(16,073)	(33,538)	(23,656)

Income from discontinued operations, net of tax effect (5)	-	760	-	5,703

Net loss	$(13,612)	$(15,313)	$(33,538)	$(17,953)

Other comprehensive loss net of tax:
Foreign currency translation adjustment	$(123)	$247	$(275)	$(27)
Unrealized gain (loss) on short-term investments	111	(49)	140	(124)

Comprehensive loss	$(13,624)	$(15,115)	$(33,673)	$(18,104)

Earnings per share:
Net loss per share from continuing operations, after income taxes
Basic and diluted	$(0.32)	$(0.46)	$(0.78)	$(0.69)

Net income per share from discontinued operations
Basis and diluted	$-	$0.02	$-	$0.17

Net loss per share
Basic and diluted	$(0.32)	$(0.44)	$(0.78)	$(0.52)

Weighted average shares used in computing net income (loss) per share
Basic and diluted	42,977	34,729	42,969	34,230

(1)	Includes stock-based compensation charges of $3 and $4 for the three and six months ended September 30, 2005 and $0 and $0 for the three and six months ended September 30, 2004, respectively
(2)	Includes stock-based compensation charges of $72 and $95 for the three and six months ended September 30, 2005 and $2 and $4 for the three and six months ended September 30, 2004, respectively.
(3)	Includes stock-based compensation charges of $29 and $38 for the three and six months ended September 30, 2005 and $0 and $0 for the three and six months ended September 30, 2004, respectively.
(4)	Includes stock-based compensation charges of $190 and $286 for the three and six months ended September 30, 2005 and $202 and $446 for the three and six months ended September 30, 2004, respectively.
(5)	Includes stock-based compensation charges of $0 and $0 for the three and six months ended September 30, 2005 and $95 and $231 for the three and six months ended September 30, 2004, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Stock- Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2005	42,961	$43	$256,586	$(533)	$(86,423)	$1,720	$171,393

Net loss					(33,538)		(33,538)
Foreign currency translation adjustment						(275)	(275)
Unrealized gain on short-term investments						140	140
Issuance of common stock under employee stock plans	933	1	3,914	(3,807)			108
Cancellation of common stock and reversal of deferred stock-based compensation upon employee termination	(7)	-	(29)	29			-
Stock-based compensation related to option issued to non-employee			10				10
Amortization of deferred stock-based compensation				413			413
Adjustment to stock issue costs in connection with issuance of common stock			(6)				(6)

Balance at September 30, 2005	43,887	$44	$260,475	$(3,898)	$(119,961)	$1,585	$138,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(33,538)	$(17,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,634	5,109
Amortization of prepaid marketing expenses	1,727	4,998
Stock-based compensation charges	423	680
Impairment of assets	-	282
Change in fair market value of hedge	684	-
Non-cash purchase of LT investment - IseeMedia	-	(200)
Non-cash loss from remeasurement of cash balance	510	-
Deferred tax expense	464	-
Gain on sale of GoBack assets	-	(1,682)
Change in operating assets and liabilities:
Accounts receivable	(16)	4,408
Prepaid expenses and other assets	(496)	(3,071)
Accounts payable	(1,324)	449
Income taxes payable (receivable)	(454)	102
Accrued liabilities	2,153	(2,571)
Deferred revenues	(22)	2,117
Other long-term liabilities	(3)	(285)

Net cash used in operating activities	(27,258)	(7,617)

Cash flows from investing activities:
Purchases of property and equipment	(444)	(213)
Capitalization of software development costs	(1,128)	-
Proceeds from sale of GoBack assets	-	2,760
Purchases of short-term investments	(62,749)	(61,005)
Proceeds from sale of short-term investments	-	13,316
Maturities of short-term investments	39,934	35,455
Transfer to restricted cash account	-	1,000

Net cash used in investing activities	(24,387)	(8,687)

Cash flows from financing activities:
Principal payment of capital lease obligation	(51)	(427)
Repayment of line of credit	(15,000)	-
Issuance of common stock under employee stock plan	108	461
Issuance of common stock	-	1

Net cash (used in) provided by financing activities	(14,943)	35

Effect of exchange rates on cash	(779)	(62)

Change in cash and cash equivalents	(67,367)	(16,331)
Cash and cash equivalents at beginning of period	135,416	36,911

Cash and cash equivalents at end of period	$68,049	$20,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2005	2004
Supplemental cash flow information:
Cash paid for interest	$155	$302

Cash paid for income taxes	$410	$115

Non-cash disclosure of investing and financing activities:
Unrealized gains (losses) on short-term investments	$140	$(124)

Issuance of common stock in connection with startegic marketing agreement and purchase acquisition	$-	$4,999

Issuance of common stock in connection with restricted stock awards to employees, net of terminations	$3,885	$-

Asset purchased under capital lease	$22	$-

Goodwill resulting from the acquisition of Napster, LLC	$-	$51

Reversal of accrual for offering expenses related to private equity financing	$6	$186

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC

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

Until December 17, 2004, Napster was known as “Roxio, Inc.” and operated its business in two divisions, the consumer software division (“CSD”) and the online music distribution division, also known as the Napster division. On December 17, 2004, Napster completed the sale of substantially all of the assets and liabilities of CSD to Sonic Solutions, a California corporation (“Sonic”). Sonic paid a total of $72.3 million in cash, subject to certain future adjustments, and 653,837 shares of Sonic common stock, valued at approximately $13.6 million as of the closing date. The divestiture of CSD was accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (“SFAS No. 144”) and, accordingly, the results of operations of the CSD are no longer presented within continuing operations.

Since the sale of CSD in December 2004, Napster has focused exclusively on the digital music distribution business under the Napster brand and, since January 3, 2005, has been traded on the Nasdaq Stock Market under the symbol “NAPS.”

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

NAPSTER, INC

Advertising Costs

Advertising costs, with the exception of production costs related to television advertising, are expensed as incurred through direct spending. Advertising costs (excluding television production costs) were approximately $7.3 million and $20.0 million for the three and six months ended September 30, 2005, respectively, and $6.0 million and $8.8 million for the three and six months ended September 30, 2004, respectively.

Foreign Currency Derivatives

Napster currently has a foreign exchange forward contract related to $7.6 million held in Danish Kroner in connection with the liquidation of a foreign subsidiary. The amount of the forward contract is $7.0 million, leaving $600,000 of Danish Kroner subject to currency fluctuations. This forward contract expires December 2, 2005. Napster does not enter into foreign exchange forward contracts for trading purposes, but has done so to minimize the short-term impact of foreign currency fluctuations of these foreign currency assets.

Gains and losses on this foreign exchange forward contract are included in Other income, net, in the Condensed Consolidated Statements of Operations and offset foreign exchange gains or losses from the revaluation of the associated cash balance. For the three months ended September 30, 2005, Napster recognized a loss of $63,000 from the associated foreign currency. At September 30, 2005, $15,000 was recorded as a payable for this forward contract.

Stock-based compensation

The following table illustrates the effect on net loss and earnings per share if Napster had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(13,612)	$(15,313)	$(33,538)	$(17,953)
Add:
Unearned stock-based compensation expense included in reported net loss, net of related tax effects	284	299	413	681
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,193)	(2,203)	(2,430)	(4,504)

Pro forma net loss	$(14,521)	$(17,217)	$(35,555)	$(21,776)

Net loss per share:
Basic and diluted - as reported	$(0.32)	$(0.44)	$(0.78)	$(0.52)
Basic and diluted - pro forma	$(0.34)	$(0.50)	$(0.83)	$(0.64)

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

NAPSTER, INC

The fair value of stock options and ESPP stock purchase rights was estimated on the date of grant using the Black-Scholes model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and ESPP stock purchase rights granted during the periods. There were no stock options granted in the three months ended September 30, 2005.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Stock options:
Expected volatility	-	98%	93%	98%
Risk-free interest rate	-	3.21%	3.91%	3.20%
Expected life	-	4 years	4 years	4 years
Expected dividend yield	-	zero	zero	zero

ESPP stock purchase rights:
Expected volatility	97%	98%	97%	98%
Risk-free interest rate	2.65%	2.27%	2.65%	2.27%
Expected life	1.5 years	1.2 years	1.5 years	1.2 years
Expected dividend yield	zero	zero	zero	zero

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including expected stock price volatility. Napster uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because Napster’s employee stock options and ESPP stock purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing option-pricing models do not necessarily provide a reliable single measure of the fair value of our options and purchase rights.

Under the Black-Scholes option pricing model, the weighted average fair value of stock options at date of grant was $4.26 per share for options granted during the six months ended September 30, 2005 and $2.86 per share for options granted during the three and six months ended September 30, 2004, respectively. No options were granted in the three months ended September 30, 2005. The weighted-average fair value of purchase rights under the ESPP was $2.62 per share for purchase rights granted during the three and six months ended September 30, 2005 and $1.96 per share for purchase rights granted during the three and six months ended September 30, 2004, respectively.

The fair value of restricted stock awards is identical whether accounted for in accordance with APB 25 or SFAS No. 123.

NOTE 2—DISCONTINUED OPERATIONS

As described in Note 1, on December 17, 2004 Napster sold substantially all of the assets and liabilities constituting CSD, including all of the capital stock of certain international subsidiaries historically included in CSD, to Sonic. The remaining international subsidiaries historically included in CSD have been substantially liquidated. The disposition is accounted for by Napster as a discontinued operation in accordance with SFAS No. 144. Therefore, CSD’s results of operations for the three and six months ended September 30, 2004 and cash flows for the six months ended September 30, 2004 have been classified as results of operations from discontinued operations. There were no discontinued operations for the three and six month periods ended September 30, 2005.

NAPSTER, INC

Operating Results of Discontinued Operations

Summarized selected condensed consolidated statement of operations for the discontinued operations for the three and six month periods ended September 30, 2004 are as follows (in thousands):

	Three Months Ended September 30, 2004	Six Months Ended September 30, 2004
Net revenues	$18,115	$40,163

Gross margin	12,958	29,716

Operating expenses	11,093	21,068

Gain on divestiture	-	1,682

Income from discontinued operations before provision for income taxes	1,743	10,458
Tax provision	983	4,755

Income from discontinued operations	$760	$5,703

NOTE 3—CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

Cash and cash equivalents

	September 30, 2005 Fair Value	March 31, 2005 Fair Value
	(in thousands)
Cash	$47,065	$19,493
Cash equivalents:
Commercial paper	4,262	3,541
Government securities	-	1,963
Money market securities	16,722	110,419

Total cash equivalents	20,984	115,923

Total cash and cash equivalents	$68,049	$135,416

Short-term investments

	September 30, 2005 Fair Value	March 31, 2005 Fair Value
	(in thousands)
Commercial paper	$18,772	$4,561
Corporate securities	10,229	10,657
Municipal securities	9,523	1,059
U.S. agencies securities	5,967	6,263
Certificates of deposit	1,002	-
Sonic Solutions common stock	14,057	9,840

Total short-term investments	$59,550	$32,380

Napster’s investments in marketable securities and short-term investments are all considered available for sale. The fair values of these investments approximate carrying value. Realized gains on short-term investments totaled $245,000 and $62,000 in the three months ended September 30, 2005 and 2004, respectively, offset by realized losses on short term investments of $141,000 and $59,000, respectively. Realized gains on short-term investments totaled $345,000 and $122,000 in the six months ended September 30, 2005 and 2004, respectively, offset by realized losses on short term investments of $172,000 and $132,000, respectively. There was a $1.2 million unrealized gain on the Sonic Solutions common stock as of September 30, 2005 and March 31, 2005. We hold a fair value hedge on the Sonic Solutions common stock. Although the value of the common stock increased $4.3 million in the six months ended September 30, 2005, the associated fair value hedge receivable, which is presented as an other current asset, declined a comparable amount. Additionally, there were $128,000 and $33,000 of unrealized gains on other short term investments as of September 30, 2005 and March 31, 2005, respectively, and $551,000 and $596,000 of unrealized losses as of September 30, 2005 and March 31, 2005, respectively.

NAPSTER, INC

Approximately $45.5 million and $20.6 million of the short-term investments mature in less than one year as of September 30, 2005 and March 31, 2005, respectively. The remaining short-term investments generally have effective maturity dates between one and two years. As the short-term investments represent the investment of cash available to fund current operations, the entire balance has been classified as short-term in the balance sheet.

NOTE 4—BALANCE SHEET DETAIL

Prepaid expenses and other current assets

	September 30, 2005	March 31, 2005
	(in thousands)
Prepaid insurance	$798	$180
Other accounts receivable	628	—
Finished goods inventories	336	149
Prepaid content advances	272	452
Prepaid marketing expense	204	3,081
Fair value hedge receivable	—	4,619
Other prepaid fees	1,434	1,294

	$3,672	$9,775

Total content advances at September 30, 2005 and March 31, 2005 were $554,000 and $748,000, respectively. A total of $282,000 and $296,000 of those amounts, respectively, are included in other assets.

Property and equipment

	Life	September 30, 2005	March 31, 2005
		(in thousands)
Property and equipment, net:
Computer equipment and software	3 - 5 years	$8,677	$8,327
Furniture and fixtures	3 - 8 years	326	293
Leasehold improvements	Life of lease	666	640
Capitalized software development costs	3 - 5 years	1,690	562

		11,359	9,822
Less: Accumulated depreciation and amortization		(6,072)	(4,485)

		$5,287	$5,337

Depreciation and amortization expense in continuing operations totaled $818,000 and $1.6 million for the three and six months ended September 30, 2005, respectively, and $665,000 and $1.3 million for the three and six months ended September 30, 2004, respectively. Depreciation and amortization expense in discontinued operations totaled $652,000 and $1.3 million for the three and six months ended September 30, 2004, respectively. The amortization of capitalized software development costs, included in depreciation and amortization expense in continuing operations, totaled $47,000 and $94,000 for the three and six months ended September 30, 2005, respectively, and $40,000 and $79,000 for the three and six months ended September 30, 2004, respectively. Capitalized software development costs include $1.1 million of costs related to projects that are not completed and for which amortization has not commenced.

NAPSTER, INC

Accrued liabilities

	September 30, 2005	March 31, 2005
	(in thousands)
Accrued affiliate and content liabilities	$6,704	$5,327
Accrued publishing fees	2,334	784
Accrued compensation and related expenses	1,373	1,745
Other accrued liabilities	3,081	3,525

	$13,492	$11,381

Deferred revenue

	September 30, 2005	March 31, 2005
	(in thousands)
Unearned content revenues	$7,302	$6,849
Unearned hardware and license revenues	1,020	1,017
Deferred marketing expense benefit	-	479

	$8,322	$8,345

NOTE 5—IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets

Identifiable intangible assets as of September 30, 2005 consist principally of trademarks with a net book value totaling $337,000, which will be fully amortized during the quarter ending December 31, 2005. Amortization of identifiable intangible assets for continuing operations was $506,000 and $1.0 million for the three and six months ended September 30, 2005, respectively, and $506,000 and $1.1 million for the three and six months ended September 30, 2004, respectively. Amortization of identifiable intangible assets within discontinued operations was $735,000 and $1.5 million for the three and six months ended September 30, 2004, respectively.

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Six Months Ended September 30, 2005	Year Ended March 31, 2005
	(in thousands)
Balance at beginning of fiscal year	$34,658	$89,516
Goodwill resulting from the acquisition of Napster, LLC	-	(51)
Divestiture of CSD	-	(55,597)
Effect of foreign currency exchange	-	790

Balance at end of period	$34,658	$34,658

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

NAPSTER, INC

NOTE 6—SHORT-TERM DEBT

At September 30, 2005, Napster had available a $17.0 million revolving line of credit with Silicon Valley Bank and was in compliance with all covenants relating to this line of credit.

NOTE 7—STOCKHOLDERS’ EQUITY

Restricted Stock Awards

During the six months ended September 30, 2005, Napster granted to employees restricted stock awards for 900,878 shares of common stock with a weighted-average fair value of $4.23 per share. Restricted stock awards are shares of common stock which are forfeited if the employee leaves the company prior to vesting. The restricted stock awards vest ratably over a four-year period in annual cliffs. Stock-based compensation during the three and six months ended September 30, 2005 includes $228,000 and $302,000, respectively, of compensation expense associated with these restricted stock awards. We will recognize stock-based compensation expenses related to the grants of these restricted awards as the shares vest through 2009. A total of 893,561 shares of stock were outstanding under restricted stock award grants at September 30, 2005.

Deferred stock-based compensation at September 30, 2005 includes $3.5 million in deferred compensation expense associated with these restricted stock awards. No compensation expense will be recognized for restricted stock awards that do not vest.

NOTE 8—GEOGRAPHIC INFORMATION

Net revenue by countries

The following table presents net revenues from continuing operations by geography based on the location of customers:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
United States	$20,615	$8,365	$39,090	$15,895
United Kingdom	2,764	950	5,290	1,287

	$23,379	$9,315	$44,380	$17,182

Cash and investments

The following table presents cash and investments by country:

	September 30, 2005	March 31, 2005
	(in thousands)
United States	$117,117	$156,259
United Kingdom	2,832	3,242
Denmark	7,635	7,659
Other countries	15	636

	$127,599	$167,796

Napster does not anticipate that it will incur any material U.S. income or foreign withholding taxes when cash is repatriated to the United States.

NAPSTER, INC

Long-lived assets

The following table presents long-lived assets, excluding goodwill and identifiable intangible assets, by geography based on the location of the assets:

	September 30, 2005	March 31, 2005
	(in thousands)
United States	$5,652	$5,726
Europe	80	33

	$5,732	$5,759

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

On October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549, alleging infringement of certain of its patents by the Napster service. SightSound is demanding monetary damages and injunctive relief. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005, SightSound moved for a preliminary injunction of the Napster service and Napster moved for a stay of the proceedings pending the outcome of Napster’s reexamination application. On February 28, 2005, the court granted Napster’s motion to stay and denied SightSound’s motion for preliminary injunction without prejudice. On March 3, 2005, SightSound filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the district court’s order. On March 22, 2005, SightSound filed a Petition to Cancel certain trademark registrations owned by Napster before the Trademark Trial and Appeals Board, claiming that Napster did not acquire the rights to these trademarks when it purchased them through the bankruptcy estate. Napster believes that this petition is entirely without merit, and it has been stayed by TTAB pending resolution of the litigation in Pennsylvania. On May 19, 2005, Napster filed a motion with the U.S. Bankruptcy Court for the District of Delaware to reopen the Napster bankruptcy case and enforce the order assigning all of the assets of the former Napster, Inc. (including trademarks and goodwill) to us. On August 23, 2005, an order confirming the sale to Napster of the Napster trademarks, including goodwill, was granted by the Bankruptcy Court. On or about October 31, 2005, the United States Patent and Trademark Office issued second office actions rejecting all of the claims of the SightSound patents. SightSound will likely respond to these office actions within two months. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s results of operations, financial position or cash flows.

On August 5, 2005, Ho Keung Tse filed suit against Apple Computer, Inc., Napster, Inc., MusicMatch, Inc., Sony Connect, Inc., Yahoo, Inc. and RealNetworks, Inc. in U.S. District Court for the District of Maryland alleging infringement of U.S. Patent No. 6665797 by the defendants’ respective music distribution services. Mr. Tse is demanding monetary damages and injunctive relief. The defendants have formed a joint defense group and intend to defend themselves vigorously. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s results of operations, financial position or cash flows.

NAPSTER, INC

Napster is a party to other litigation matters and claims from time to time in the ordinary course of its operations, including copyright infringement litigation for which it is entitled to indemnification by content providers, and is a party to certain litigation matters relating to CSD that have been assumed by Sonic in connection with its purchase of CSD. While the results of such litigation and claims cannot be predicted with certainty, Napster believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

Indemnification

Napster has agreed pursuant to the CSD divestiture agreement to indemnify Sonic for breaches of representations and warranties (other than those breaches related to tax matters) and covenants contained in the agreement, for undisclosed liabilities, and for defects with respect to the financial statements provided to Sonic relating to CSD. The agreement limits the maximum amount of potential future payments and the time period during which a claim may be made.

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

Contingent Liabilities

Napster may also be required to make additional post-closing payments to Sonic if reserves for sales returns and allowances, working capital, or channel inventory as of December 17, 2004 differ from the levels specified by the agreement.

Under copyright law Napster is required to pay licensing fees for compositions embodied in digital sound recordings and for the sound recordings themselves that are delivered in the Napster service. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or by arbitration if unsuccessful. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to the current or historic sales of our digital music offerings. Napster accrues for the cost of these fees in accordance with SFAS No. 5, “Accounting for Contingencies,” based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. As of September 30, 2005 and March 31, 2005 a total of $2.3 million and $784,000, respectively, was accrued for contingent publishing fees. If the final agreed rate differs significantly from management’s estimates, the actual amount paid and expensed could differ materially from the recorded amounts.

NAPSTER, INC

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payments

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises the previously effective SFAS No. 123 and supersedes APB No. 25, and on March 29, 2005 the SEC issued SAB 107, “Share-Based Payment.” These pronouncements address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires that such transactions be accounted for using a fair value-based method and recognized as expenses in our consolidated statements of operations. The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. We are evaluating the requirements under SFAS No. 123(R) and expect the adoption on April 1, 2006 to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS No. 153”) an amendment of APB No. 29, which requires nonmonetary exchanges to be recorded at the fair value of the assets exchanged, with certain exceptions. This standard requires most exchanges of productive assets to be accounted for at fair value, rather than at carryover basis. The provisions of SFAS No. 153 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in fiscal 2006. Adoption of this statement will have no material impact on our consolidated financial position or results of operations.

Foreign Earnings Repatriation

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-2 regarding “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “AJCA”) (“FSP 109-2”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We have no material earnings to repatriate, so we do not expect this new position statement to have a material impact on our consolidated financial position or results of operations.

NAPSTER, INC

NOTE 11—SUBSEQUENT EVENTS

On October 14, 2005, Napster, LLC, a subsidiary of Napster, entered into a Joint Venture Operating Agreement with Tower Records Japan, Inc. (“Tower Japan”), relating to the formation and operation of a Japan-based joint venture company (the “Joint Venture”) for the purpose of operating the Napster online music service across digital distribution channels in Japan. Under the terms of this agreement, Napster LLC will license intellectual property rights to the Joint Venture, including platform technology and trademarks in exchange for certain guaranteed royalties, and Tower Japan will support the Joint Venture’s marketing and advertising activities. The Joint Venture will have exclusive rights to operate the Napster service in Japan.

On October 14, 2005, Napster, LLC contributed 151,200,000 Japanese Yen ($1.3 million at September 30, 2005 exchange rates) to the Joint Venture and in February 2006 Napster LLC will contribute an additional 157,500,000 Japanese Yen ($1.4 million at September 30, 2005 exchange rates) to the Joint Venture, in exchange for a 31.5% ownership interest. Tower Japan will contribute a total of 671,300,000 Japanese Yen for a 68.5% ownership interest. The parties will each have customary shareholder rights in the Joint Venture, including veto rights, rights to appoint directors and officers and rights of first refusal. Tower Japan will also be obligated to arrange or provide debt or equity funding including through an unsecured revolving loan facility. Napster, LLC will account for its investment in the Joint Venture under the equity method of accounting.

On October 21, 2005, Katherine Chamberlin, purportedly on behalf of a class of California consumers, filed a lawsuit against Napster, Inc. and Napster, LLC alleging a violation of California state statutes relating to expiration dates on gift certificates. We have not been served in this matter but do not believe that the lawsuit, if served, will have a material impact on our business or on our consolidated financial position or results of operations.

NAPSTER, INC

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

Executive Summary

Napster, among the most recognized brands in digital music, is a leading provider of online music for the consumer market. Our subscription services and our “a la carte” single track download service enable fans to sample one of the world’s largest and most diverse digital music catalogues and to experience the most feature rich service utilizing a secure and legal platform. Napster users have access to songs from all major labels and hundreds of independent labels and have many ways to discover, share and acquire new music and old favorites. Napster subscribers also enjoy community features, such as the ability to email songs to friends and to browse other members’ collections. For consumers who want to purchase songs and albums a la carte, rather than through a subscription, we also offer Napster Light, a “lighter” version of our Napster service that does not include the ability to stream or download unlimited tracks or enjoy other premium community features. Napster is currently available in the United States, Canada and the United Kingdom and is headquartered in Los Angeles with offices in Frankfurt, London, New York, San Diego and San Jose.

Until December 17, 2004, Napster was known as “Roxio, Inc.” and we operated our business in two divisions, the consumer software division (“CSD”) and the digital music distribution division, also known as the Napster division.

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

NAPSTER, INC

Since the sale of our consumer software division, we have focused exclusively on our digital music distribution business under the Napster brand and, since January 3, 2005, have been traded on the Nasdaq Stock Market under the symbol “NAPS.”

Napster derives its primary revenues from digital music subscriptions and permanent music downloads. The Napster service offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded as well as the ability to purchase individual tracks or albums on an a la carte basis. Subscription and permanent download fees are paid by end user customers in advance either via credit card, online payment systems or redemption of pre-paid cards, gift certificates or promotional codes. Napster also periodically licenses merchandising rights and resells hardware that our end users may utilize to store and replay their digital music content.

The digital music business was launched under the Napster brand in the United States in October 2003. Prior to this launch we had digital music revenue from the acquisition of a business, Napster, LLC, formerly known as Pressplay. During May 2004, we expanded the service to be available in both the United Kingdom and Canada. We expect to launch our service in Germany this fiscal year and in Japan through our Joint Venture in fiscal 2007.

Our digital music subscription services, Napster and Napster To Go, provide consumers with unlimited access to over 1,500,000 songs for monthly fees of $9.95 and $14.95, respectively in the United States. Fees in other geographies vary based on the local currency and market factors. With all of our products, consumers can discover, access and acquire their favorite songs by searching or browsing our catalogue, or accessing preprogrammed content through radio stations or custom compilations. Napster subscribers also have access to community features, such as sharing songs with other members and searching their collections. With a Napster subscription, for as long as consumers maintain their subscription, they can enjoy unlimited on-demand streaming and unlimited tethered downloading of songs to the hard drives of three PCs. With a Napster To Go subscription users can enjoy all the benefits of a Napster subscription, as well as unlimited transfers of tethered downloads to a compatible MP3 player without paying an additional fee per song. In other words, a Napster To Go subscriber enjoys unlimited music on up to three PCs and “on the go” with up to two compatible MP3 players. In addition to our Napster and Napster To Go offerings, we provide a download music store, called Napster Light, where customers who are not subscribers can purchase individual tracks for $0.99 each or albums starting at $6.95. These tracks can be downloaded or “burned” to a CD, or transferred to an MP3 player. Napster’s catalogue of available music exceeds one and a half million tracks and all content is licensed from major music companies, including EMI Recorded Music, Sony BMG, Universal Music Group and Warner Music Group, as well as numerous independent labels, on a non-exclusive basis.

Consumers have a choice of MP3 players, portable media players and mobile phones with which to enjoy Napster To Go. Currently, over forty devices by numerous manufacturers are compatible with Napster To Go. Current manufacturers of compatible devices include but are not limited to: Dell, Creative, SanDisk, Samsung, Gateway, iRiver, Palm, Toshiba, Motorola, Audiovox and Siemens. If the public availability of compatible devices is delayed, or there are not enough compatible devices, our planned revenue growth could be adversely impacted.

We sell our digital music services directly to end users through our Napster.com website, but also use retail distribution partners to promote and bundle the Napster services with other products they sell. If we lost access to our retail distribution partners, our revenues could be adversely impacted.

NAPSTER, INC

The market for digital music is rapidly growing and we expect our digital music business to continue to grow as the industry expands. This market is highly competitive and we expect competition to continue to increase in the future as the market expands. We believe that our unique technology and feature set positions us ahead of many of our competitors. Our strategy is to drive increased demand, and stay ahead of our competition by continuing to expand the features of our Napster service and provide our customers the best user experience. Additionally, our strategic priorities include continuing to build our customer brand, pursuing strategic partnerships and pursuing strategic acquisitions and complementary technologies.

Since the acquisition of Pressplay in May 2003, the Napster division has operated at a loss and net negative cash flow. We expect to continue to operate at a loss and net negative cash flow due to our significant investments to enhance service capabilities, market Napster To Go and grow worldwide.

Critical Accounting Policies & Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to revenue recognition, sales returns and allowances, bad debt allowances, valuation and amortization of long-lived assets, restructuring provisions, other contingencies and deferred income taxes. Actual results could differ from these estimates. Certain of our critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements.

These critical accounting policies and the effect that changes in management’s estimates could have on our consolidated financial statements are further described below.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements”, Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). In general, we recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

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

NAPSTER, INC

We have arrangements whereby customers pay one price for multiple products and services. In some cases, these arrangements involve a combination of hardware and services. In other cases, the customer pays a single price for multiple music downloads and months of music subscriptions. For arrangements with multiple deliverables, revenue is recognized upon the delivery of the separate units in accordance with EITF 00-21. Consideration from multiple element arrangements is allocated among the separate elements based on their relative fair values. In the event that there is no objective and reliable evidence of fair value, the revenue recognized upon delivery is the total arrangement consideration less the fair value of the undelivered items. The maximum revenue recognized on a delivered element is limited to the amount that is not contingent upon the delivery of additional items. Management applies significant judgment in establishing the fair value of multiple elements within revenue arrangements. Estimates of fair value represent our best estimates, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time revenue charges as future elements of the arrangements are delivered.

We have arrangements with certain customers whereby the customer provides goods or services to Napster. Our revenue and the charges for the goods or services provided by a customer are accounted for in accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” including subsequent interpretations. The costs of separately identifiable goods or services received from a customer are valued at the cost we would incur to procure the same goods or services from a non-customer third party. If the goods or services cannot be separated, the total consideration is recorded as a reduction of revenues. Consideration paid to customers under these arrangements that exceeds the separately identifiable value of the goods or services provided would be reflected as a reduction of the customer’s revenue. Management exercises significant judgment in determining the fair value of separately identified goods or services. Estimates of fair value represent our best estimates, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time expense or revenue charges.

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

Music Publishing Rights and Music Royalty Accruals

Under copyright law we are required to pay licensing fees for compositions embodied in digital sound recordings and for the sound recordings themselves that we deliver in our Napster service. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to the current or historic sales of our digital music offerings. We accrue for the cost of these fees in accordance with SFAS No. 5 based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While Napster bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ significantly from these estimates under different assumptions or conditions and as a result could have a material impact on our financial position, results of operations, and cash flows.

NAPSTER, INC

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

Capitalized software development costs

Internal use software.    We comply with AICPA SOP No. 98-1 “Accounting for Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and EITF Issue 00-2, “Accounting for Website Development Costs.” In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, generally three years.

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

Goodwill and other intangible assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted effective April 1, 2001. We ceased to amortize goodwill effective April 1, 2001 and evaluate the carrying value of goodwill on an annual basis. We will adjust the carrying value if the asset’s value has been impaired. We amortize other intangible assets on the straight-line method over their estimated useful lives, generally three years. During the fourth quarters of each of fiscal 2005, 2004 and 2003, we completed our annual impairment tests. In addition, Napster periodically evaluates whether there are any events or circumstances that would require an impairment assessment of the carrying value of the goodwill and other intangible assets between each annual impairment assessment. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances, including changes in market conditions, operating fundamentals, competition and general economic conditions, have occurred requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

NAPSTER, INC

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As part of the process of preparing our consolidated financial statements we are required to determine our income taxes in each of the jurisdictions in which we operate. This process involves determining our current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must assess the likelihood that our deferred tax assets will be recovered from various means, including future taxable income, and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. The above process is computed separately for each of continuing operations, the discontinued operation and elements of other comprehensive income.

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

Contingencies

Napster accounts for contingent liabilities in accordance with SFAS No. 5, “Accounting for Contingencies,” pursuant to which contingent liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Management applies significant judgment when estimating probable amounts of contingent liabilities. Future negotiations regarding the contingent obligations could cause the ultimate obligation to be smaller or larger than the amount estimated. Changes in these estimates could require us to take additional charges or benefits in future periods and could materially impact our financial position and results of operations.

Equity Instruments

Napster accounts for stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of Napster’s common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years.

Napster accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that such equity instruments are recorded at their fair value on the measurement date.

NAPSTER, INC

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

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations:

	Three Months Ended September 30,		As a Percentage of Net Revenues Three Months Ended September 30,		Six Months Ended September 30,		As a Percentage of Net Revenues Six Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)				(in thousands)
Online music revenues:
Content	$21,036	$8,912	90%	96%	$41,787	$15,620	94%	91%
Hardware & license	2,343	403	10%	4%	2,593	1,562	6%	9%

Total online music revenue	$23,379	$9,315	100%	100%	$44,380	$17,182	100%	100%

Content Revenues

Content revenues increased approximately 136% to $21.0 million from $8.9 million in the second quarter of fiscal 2006 as compared to the corresponding quarter of fiscal 2005. Content revenues increased approximately 168% to $41.8 million from $15.6 million in the first half of fiscal 2006 as compared to the corresponding period of fiscal 2005. These increases are due primarily to subscriber growth, increased downloads and international expansion, as well as $646,000 of one time promotional revenue in the first quarter of fiscal 2006.

The Napster service was launched in the United States during October 2003 and in the United Kingdom and Canada during May 2004. Since these launches, excluding the cyclical impact of university subscribers, our subscriber base has increased steadily. Total paid subscribers were 448,000 as of September 30, 2005 compared to 412,000 at March 31, 2005 and 182,000 as of September 30, 2004.

In the long term, we anticipate that content revenues will continue to increase as a result of marketing activities and initiatives designed to continue subscriber growth, expand internationally and decrease customer churn.

NAPSTER, INC

Hardware & License Revenues

Hardware and license revenues increased 481% to $2.3 million in the second quarter of fiscal 2006 as compared to $403,000 in the corresponding quarter of fiscal 2005. Hardware and license revenues increased 66% to $2.6 million in the first half of fiscal 2006 as compared to $1.6 million in the corresponding period of fiscal 2005. These increases are primarily the result of one time hardware promotions. We had $2.1 million of hardware revenue from a promotion in the second quarter of fiscal 2006, and $1.1 million of hardware revenue from a promotion in the first quarter of fiscal 2005.

We anticipate that hardware and license revenues will fluctuate depending on the hardware promotions and trademark licenses that we enter into each period.

Geographic Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations per geographic region:

	Three Months Ended September 30,		As a Percentage of Net Revenues Three Months Ended September 30,		Six Months Ended September 30,		As a Percentage of Net Revenues Six Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)				(in thousands)
Online music revenues:
North America	$20,615	$8,365	88%	90%	$39,090	$15,895	88%	93%
United Kingdom	2,764	950	12%	10%	5,290	1,287	12%	7%

Total online music revenues	$23,379	$9,315	100%	100%	$44,380	$17,182	100%	100%

The increase in revenues in both geographies in all periods is related to the steady growth of the online music service in the United States and the launches of the service in the United Kingdom and Canada in May 2004. We anticipate that the mix of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives focused on world-wide customer growth and international expansion.

Gross Margin

The following table sets forth, for the periods indicated, our gross margins from continuing operations:

	Three Months Ended September 30,		As a Percentage of Related Revenues Three Months Ended September 30,		Six Months Ended September 30,		As a Percentage of Related Revenues Six Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)				(in thousands)
Online music gross margin:
Content	$5,696	$1,825	27%	20%	$12,160	$3,186	29%	20%
Hardware & license	(604)	(18)	(26%)	(4%)	(472)	41	(18%)	3%

Total online music gross margin	$5,092	$1,807	22%	19%	$11,688	$3,227	26%	19%

Content gross margin is the profit from revenues after deducting the cost of royalties to content providers and publishers, technical support, bandwidth and hosting costs, depreciation and amortization of infrastructure assets related to the delivery of our online services, and any other direct costs of providing the services or products.

NAPSTER, INC

Gross margin on content revenue increased seven percentage points to 27% from 20% in the second quarter of fiscal 2006 as compared to the corresponding quarter of fiscal 2005 (or approximately 212% to $5.7 million from $1.8 million). Approximately nine percentage points are due to the change in revenue mix from download revenues to subscription revenues, which have a higher margin, offset by a two percentage point decrease due to a free trial promotion that increased costs during the three months ended September 30, 2005.

Gross margin on content revenues increased nine percentage points to 29% from 20% in the six months ended September 30, 2005 as compared to the corresponding period of fiscal 2005. Approximately six percentage points of this improvement are due to the change in revenue mix from download revenues to subscription revenues, which have a higher margin. Approximately two percentage points of this increase are due to the relatively fixed cost base that was put in place in October 2003 as part of the Napster service, two percentage points are due to approximately $646,000 of non-recurring promotional revenue in the first quarter of fiscal 2006 that had no incremental cost, and an offsetting one percentage point decrease is due to a free trial promotion that increased costs with no corresponding revenue in the three months ended September 30, 2005.

Online service headcount dedicated to maintaining content and providing customer care was 9 and 6 at September 30, 2005 and 2004, respectively.

We expect online music gross margins as a percentage of revenue to continue to be adversely impacted to the extent that we fund low margin promotions in the second half of fiscal 2006 or spend to improve our online service infrastructure. Excluding one time items and low margin hardware promotions, we expect margins to be impacted negatively near term as label fees associated with portable music subscriptions increase.

Operating Expenses

We classify operating expenses as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, stock-based compensation, travel, telephone, communications, rent and allocated facilities and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations, advertising, trade shows, marketing collateral materials and subscriber acquisition costs, as well as expenditures specific to the sales group, such as commissions and referral fees paid to marketing partners. In addition, we include restructuring charges and certain amortization of identifiable intangible assets as operating expenses.

The following table sets forth, for the periods indicated, our operating expenses from continuing operations:

	Three Months Ended September 30,		As a Percentage of Net Revenues Three Months Ended September 30,		Six Months Ended September 30,		As a Percentage of Net Revenues Six Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)				(in thousands)
Research and development	$3,216	$3,189	14%	34%	$6,411	$6,076	14%	35%
Sales and marketing	10,391	9,447	44%	102%	26,663	13,742	60%	80%
General and administrative	4,791	5,704	21%	61%	10,987	10,567	25%	62%
Amortization of intangible assets	474	474	2%	5%	948	988	2%	6%

	$18,872	$18,814	81%	202%	$45,009	$31,373	101%	183%

NAPSTER, INC

Research and Development

Research and development expenses consist primarily of salary, benefits and contractors’ fees for our development and other costs associated with the minor enhancements of existing products and development of new features for the online service.

Research and development expenses increased $27,000 or 1%, remaining constant at $3.2 million in the second quarter of fiscal 2006 as compared to the corresponding quarter of fiscal 2005. Bonuses paid in the first quarter did not recur in the second quarter, but the decrease in bonus expense was offset by a higher headcount.

Research and development expenses increased 6% to $6.4 million from $6.1 million in the first half of fiscal 2006 as compared to the corresponding period of fiscal 2005 due primarily to additional headcount.

Research and development headcount for the continuing operations was 74 and 67 as of September 30, 2005 and 2004, respectively.

We anticipate that research and development expenses will increase in the near term as headcount continues to increase slightly.

Sales and Marketing

Sales and marketing expenses consist primarily of salary and benefits for sales and marketing personnel, referral fees paid to marketing partners, other subscriber acquisition costs, as well as costs associated with advertising and promotions.

Sales and marketing expenses increased $944,000 or 10% to $10.4 million in the second quarter of fiscal 2006 as compared to $9.4 million in the corresponding quarter of fiscal 2005. These increases were primarily due to $630,000 of additional personnel-related charges associated with headcount added during fiscal 2005 and $314,000 of increased marketing program expenses. The increase in program expenses is related to new television and other planned marketing programs during the first half of fiscal 2006, offset by a $4.6 million reduction due to strategic marketing expense in fiscal 2005 that did not recur in fiscal 2006.

Sales and marketing expenses increased $12.9 million or 94% to $26.7 million from $13.7 million in the first half of fiscal 2006 as compared to the corresponding period of fiscal 2005. These increases were primarily due to $11.4 million of increased marketing program expenses during the first half of fiscal 2006 and $1.5 million of additional personnel-related charges associated with raises, bonuses and headcount added during fiscal 2005. The increase in marketing program expenses is related to television and other planned marketing programs in fiscal 2006, offset by a $5.7 million reduction due to strategic marketing expense in fiscal 2005 that did not recur in fiscal 2006.

Overall sales and marketing headcount for the continuing operation increased to 35 at September 30, 2005 from 18 at September 30, 2004.

We expect sales and marketing expenses to increase in the third fiscal quarter as we decreased advertising expenses during the summer months of the second fiscal quarter.

General and Administrative

General and administrative expenses consist primarily of salary and benefit costs for executive and administrative personnel, professional services, administrative outsources and other general corporate activities. General and administrative charges for the continuing operations in fiscal 2005 include all corporate overhead charges that are not directly attributable to CSD.

NAPSTER, INC

General and administrative expenses decreased $913,000, or 16%, to $4.8 million in the second quarter of fiscal 2006 as compared to $5.7 million in the corresponding quarter of fiscal 2005 due primarily to decreased corporate overhead costs following the divestiture of CSD. Specifically, personnel related costs were reduced by $668,000, corporate depreciation by $200,000, and professional and other fees by $45,000.

General and administrative expenses increased $420,000, or 4%, to $11.0 million in the first half of fiscal 2006 as compared to $10.6 million in the corresponding period of fiscal 2005 due primarily to $724,000 of additional professional service and outsourced administrative services. Professional fees increased due to the number of legal matters, including the SightSound litigation, and additional fees associated with year-end compliance with Sarbanes-Oxley requirements. Personnel costs increased $91,000 reflecting the accrued bonuses in the quarter ending June 30, 2005, offset by reduced costs on lower head count due to the reduction in G&A headcount following the CSD divestiture, and reduced corporate depreciation of $395,000.

General and administrative headcount, including all corporate general and administrative employees, was 42 at September 30, 2005 compared to 60 at September 30, 2004.

We expect general and administrative expenses to increase slightly in the near term as we expand our European headquarters and in the event that we are required to spend more on legal matters such as the SightSound, Tse and Chamberlin litigations.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets remained constant at $474,000 in the second quarter of fiscal 2006 and in the corresponding quarter of fiscal 2005 because the identifiable intangible assets are amortized straight line and there were no changes in the gross asset values. Amortization of identifiable intangible assets decreased $40,000, or 4%, to $948,000 in the first half of fiscal 2006 as compared to $1.0 million in the corresponding period of fiscal 2005 because certain identifiable intangible assets became fully amortized during the first quarter of fiscal 2005. The $337,000 remaining net book value of identifiable intangible assets at September 30, 2005 will be amortized in fiscal 2006.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest income on our cash equivalents and short-term investments, realized gains (losses) on short-term investments, interest expense, change in the fair value of the hedge and other miscellaneous income. Other income (expense), net increased $345,000 to $451,000 in the second quarter of fiscal 2006 as compared to $106,000 in the corresponding quarter of fiscal 2005. The change is due to a $183,000 increase in investment income, a $275,000 increase in interest income due to higher cash and investment balances, a $236,000 decrease in interest expense, a $217,000 increase in foreign currency gains, offset by a decrease of $366,000 for the discount on the fair market value hedge and $200,000 on the sale of source code in the first quarter of fiscal 2005.

Other income (expense), net increased $256,000 to $331,000 in the first half of fiscal 2006 as compared to $75,000 in the corresponding period of fiscal 2005 due primarily to a $419,000 increase in investment income, a $665,000 increase in investment income due to higher cash and investment balances, a $659,000 decrease in interest expense due to the repayment of the line of credit, an increase of $563,000 in foreign currency losses, a decrease of $724,000 for the discount on the fair market value hedge and $200,000 on the sale of source code in the first quarter of fiscal 2005.

We expect other income (expense), net to decrease in the future as we utilize investments to fund operations, and to fluctuate depending on foreign currency fluctuations.

NAPSTER, INC

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

The tax provision was $283,000 for the second quarter of fiscal 2006 as compared to an $828,000 benefit in the corresponding quarter of fiscal 2005. The tax provision was $548,000 for the first half of fiscal 2006 as compared to a $4.4 million benefit in the corresponding period of fiscal 2005 due to the prior year benefit reflecting the utilization of losses from continuing operations to offset income from the discontinued operations. The current year expense represents primarily foreign taxes and the timing difference related to the Pressplay goodwill. In the near term we expect to continue to incur operating losses from the continuing operations and no longer have income from discontinued operations against which we can offset the losses.

We have a mix of tax rates across the various jurisdictions in which we do business, and this estimate does not take into account any future benefit from loss carryforwards, which may be realized if we again achieve profitability and begin generating taxable income.

Income from Discontinued Operations

Income from discontinued operations, after benefit (provision) for income taxes decreased $760,000 to zero in the second quarter of fiscal 2006 as compared to $760,000 in the corresponding quarter of fiscal 2005. Income from discontinued operations, after benefit (provision) for income taxes decreased $5.7 million to zero in the first half of fiscal 2006 as compared to $5.7 million in the corresponding period of fiscal 2005 because we sold CSD in December 2004 and we therefore had no discontinued operations in fiscal 2006.

Liquidity and Capital Resources

Napster ended the second quarter of fiscal 2006 with $127.6 million in cash, cash equivalents and short-term investments, including the $14.1 million fair value of the Sonic shares. These amounts consist principally of commercial paper, corporate securities, U.S. government securities, municipal securities, certificates of deposit and money market securities. This balance represents a $40.2 million decrease as compared to March 31, 2005. Our primary ongoing source of cash is receipts from revenues. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments to content providers, payments for products held for resale, and purchases of property and equipment. Our working capital was $99.9 million at September 30, 2005 compared to $131.5 million at March 31, 2005.

Line of Credit

In March 2004, Napster entered into an agreement with Silicon Valley Bank to provide a $15.0 million revolving line of credit, collateralized by substantially all of our assets. In June 2004, we amended the line of credit agreement to increase the available borrowings to $17.0 million, and in December 2004, we amended the line to release the lender’s security in assets sold to Sonic and to extend the maturity date to December 2006. During May 2005, we repaid the $15.0 million line of credit balance, plus $73,000 of accrued interest.

NAPSTER, INC

As of September 30, 2005, $17.0 million is available for borrowing under the line. The line of credit bears interest at a variable rate of prime plus 0.5% per annum. The line of credit contains a material adverse conditions clause and certain covenants that require us to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $45.0 million, and (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 10% of net accounts receivable, to total borrowings under the line of credit of not less than 2.00 to 1.00. At September 30, 2005, Napster was in compliance with all covenants under the line of credit.

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

On September 29, 2005, Napster entered into a forward contract to hedge against changes in the foreign currency exchange value on approximately $7.0 million of Danish Kroner. Napster is required to keep over $7.6 million of Danish Kroner on hand in a liquidating subsidiary until the subsidiary has received tax clearance. As a result of this forward contract, Napster has eliminated most of its exposure to changes in the foreign currency values. This forward contract is carried at fair value and has a maturity of approximately 60 days.

Cash Flows

Cash flows from Operating Activities

Net cash used in operating activities increased $19.7 million to $27.3 million in the first half of fiscal 2006 as compared to $7.6 million in the corresponding period of fiscal 2005 due primarily to increased operating losses partially offset by non-cash amortization and depreciation, as well as positive changes in working capital. Napster expects to continue to use cash for operations as we continue to invest in other new digital music features and geographic expansion.

Cash flows from Investing Activities

Net cash used in investing activities increased $15.7 million to $24.4 million in the first half of fiscal 2006 as compared to $8.7 million in the corresponding period of fiscal 2005 due primarily to the use of investments to provide operating cash and fund capitalized software development. The use of cash also increased in fiscal 2006 due to $2.8 million in proceeds from the sale of Goback assets and $1.0 million transferred to restricted cash in the first half of fiscal 2005.

We expect investment activities to continue to use funds as we draw down short-term investments to fund operating cash flows described above.

Cash flows from Financing Activities

Net cash used in financing activities increased $15.0 million to $15.0 million in the first half of fiscal 2006 as compared to $35,000 in the corresponding period of fiscal 2005. This change is primarily due to the repayment of the $15.0 million line of credit in May 2005.

NAPSTER, INC

Recent Accounting Pronouncements

Share-Based Payments

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises the previously effective SFAS No. 123 and supersedes APB No. 25, and on March 29, 2005 the SEC issued SAB 107, “Share-Based Payment”. These pronouncements address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires that such transactions be accounted for using a fair value-based method and recognized as expenses in our consolidated statements of operations. The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. We are evaluating the requirements under SFAS No. 123(R) and expect our adoption on April 1, 2006 to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB No. 29, which requires nonmonetary exchanges to be recorded at the fair value of the assets exchanged, with certain exceptions. This standard requires most exchanges of productive assets to be accounted for at fair value, rather than at carryover basis. The provisions of SFAS No. 153 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in fiscal 2006. Adoption of this statement will have no material impact on our consolidated financial position or results of operations.

Foreign Earnings Repatriation

In December 2004, the FASB issued a FASB Staff Position (“FSP”) 109-2 regarding “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“AJCA”) (“FSP 109-2”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We have no material earnings to repatriate, so do not expect this new position statement to have a material impact on our consolidated financial position or results of operations.

NAPSTER, INC

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

Risks Relating to Our Business in General

Our digital music services initiatives have a limited operating history and a history of losses and may not be successful.

On May 19, 2003, we acquired substantially all of the ownership interests of Napster, LLC (f/k/a Pressplay). We used the Pressplay-branded service as a technology platform to roll-out our online music services division in October 2003. The business models, technologies and market for digital music services are new and unproven. Prior to our acquisition of Napster, LLC, consumer adoption and usage of the Pressplay-branded service had not been significant. On December 17, 2004, we completed the sale of our consumer software division to Sonic Solutions and have subsequently focused our business exclusively on our digital music distribution business, under the Napster brand. You should consider the digital music distribution business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development.

Our Napster business has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and likely continue to experience net losses thereafter. No assurance can be made that our Napster business will ever contribute net income to our statement of operations. During the period beginning April 1, 2003, just prior to our acquisition of Pressplay in May 2003, through September 30, 2005, we incurred approximately $131.3 million of after tax losses from continuing operations.

The success of our Napster service depends upon our ability to add new subscribers and reduce churn.

We cannot assure you that we will be able to attract new subscribers to the Napster service or that existing subscribers will continue to subscribe. Existing subscribers may cancel their subscriptions to the Napster service for many reasons, including a perception that they do not use the services enough to justify the expense or that the service does not provide enough value or availability of content relative to our competition. The early stages of subscription services such as ours are characterized by higher than normal churn rates and customer acquisition cost. If we are unable to reduce these two factors we may be unable to achieve a profitable business model. In addition, there is significant seasonality in our subscriber numbers due to our university program and to seasonal softness in customer acquisition during the summer months. Students who subscribe to the Napster service generally only do so during the school year when the school is paying for their subscriptions and most of the students do not maintain such subscriptions during the summer in between school terms. If we do not continue to increase the total number of subscribers each quarter, our operating results will be adversely impacted.

NAPSTER, INC

Our digital music distribution business has lower margins than our former consumer software products business.

Costs of our digital music distribution business as a percentage of the revenue generated by that business are higher than those of our former consumer software products business. The cost of third party content, in particular, is a substantial portion of revenues we receive from subscribers and end users and is unlikely to decrease significantly over time as a percentage of revenue. We expect this trend will continue to negatively impact our overall gross margins as our digital music distribution business is our primary source of revenue, and this may affect our ability to attain profitability in our digital music distribution business.

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

Our digital music services competitors currently include Apple Computer’s iTunes Music Store, Yahoo! Unlimited, RealNetworks, Inc., the provider of the Rhapsody service, Sony Connect, Walmart.com, FYE, Microsoft’s MSN Music service and online music services powered by MusicNet such as AOL Music and Virgin. Other potential competitors such as MTV and Amazon.com have announced their intention to provide competing music distribution services. Internationally we currently compete with OD2 and Puretracks as well as with a number of the other competitors described above.

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

NAPSTER, INC

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

Digital music distribution services in general are new and rapidly evolving and may not prove to be a profitable or even viable business model.

Digital music distribution services are a relatively new business model for delivering digital media over the Internet. It is too early to predict whether consumers will accept, in significant numbers, digital music services and accordingly whether the services will be financially viable. If digital music distribution services do not prove to be popular with consumers, or if these services cannot sustain any such popularity, our business and prospects would be harmed.

We rely on content provided by third parties, which may not be available to us on commercially reasonable terms or at all.

We rely on third-party content providers, including music publishers and music labels, to offer online music content that can be delivered to users of our service. Rights to provide this content to our customers, particularly publishing rights, are difficult to obtain and require significant time and expense. In order to provide a compelling service, we must be able to continue to license a wide variety of music content to our customers with attractive usage rights such as CD recording, output to MP3 players, portable subscription rights and other rights. In addition, if we do not have sufficient breadth and depth of the titles necessary to satisfy increased demand arising from growth in our subscriber base, our subscriber satisfaction will be affected adversely.

Under copyright law we are required to pay licensing fees for compositions embodied in digital sound recordings and for the sound recordings themselves that we deliver in our Napster service. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration proceedings known as CARP proceedings which are subject to approval by the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. We cannot predict the outcome of any negotiations or CARP proceedings and may elect instead to attempt to directly license compositions for our services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States. The availability of licenses for compositions used in international versions of the services is unclear. Therefore, our ability to negotiate appropriate licenses is uncertain.

NAPSTER, INC

Voluntarily negotiated rates for mechanical licenses with respect to streaming and conditional digital downloads with the Harry Fox Agency and National Music Publishers Association have not been agreed to, and we are currently operating under a standstill agreement until such rates are negotiated. No agreement has been reached with performing rights societies such as ASCAP or BMI regarding whether digital downloads constitute public performances of copyrighted works that would trigger payment of public performance royalties. There are other negotiations and EU and Canadian tribunals in process which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these negotiations and proceedings will also likely affect our business in ways that we cannot predict. Napster accrues for the cost of these fees, based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. If the final agreed rate differs significantly from management’s estimate, the actual amount paid and expensed could differ materially from the recorded amounts.

Our success depends on our music service’s interoperability with our customer’s music playback hardware.

In order for our Napster service to be successful, we must design our service to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable MP3 players, and PCs. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our design objectives and to offer a service that is attractive to our customers. Currently, there are a limited number of devices that offer the portable subscription functionality that is required to carry our services. Our software is not compatible with the iPod music player, the current equipment market leader. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, our business will be harmed.

We must provide digital rights management solutions that are acceptable to both content providers and consumers.

We must provide digital rights management solutions and other security mechanisms in our digital music distribution services in order to address concerns of content providers and artists, and we cannot be certain that we can develop, license or acquire such solutions or that content licensors or consumers will accept them. Content providers may be unwilling to continue to support portable subscription services. Consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. Third-party providers of digital rights management software, such as Microsoft, may be unwilling to continue to provide such software to us upon reasonable or any terms. If we are unable to acquire these solutions on reasonable or any terms, or if customers are unwilling to accept these solutions, our business and prospects could be harmed.

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

NAPSTER, INC

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

In addition, because of the rapidly evolving nature of digital music distribution and our short history of operations, we often enter into strategic agreements that have uncertain financial impact on our business and operations. We cannot guarantee that any of these agreements will result in the desired benefits to our business or result in significant additional revenue.

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

NAPSTER, INC

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

NAPSTER, INC

We experience fluctuations in our quarterly operating results, which may cause our stock price to decline.

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of service introductions;

•	seasonal fluctuations in sales of our prepaid cards as well as other products and services;

•	potential declines in selling prices as a result of competitive pressures;

•	changes in the mix of our revenues represented by our various services;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as the music industry, on which we are particularly dependent;

•	foreign currency exchange rate fluctuations;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses; and

•	expenses incurred in connection with the development of our digital music distribution services.

We depend on key personnel who may not continue to work for us.

Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Christopher Gorog, our Chief Executive Officer. The loss of the services of these key officers, employees or third parties could harm our business. If any of these individuals were to leave our company, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

If we fail to manage expansion effectively, we may not be able to successfully manage our business, which could cause us to fail to meet our customer demand or to attract new customers, which would adversely affect our revenue.

Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We plan to continue to increase the scope of our digital music distribution operations domestically and internationally. In addition, we plan to continue to hire a significant number of employees in fiscal 2006 for the development of new products and services. This anticipated growth in future operations will place a significant strain on our management resources.

In the future, we plan to continue to develop and improve our financial and managerial controls, reporting systems and procedures. In addition, we plan to continue to expand, train and manage our work force worldwide.

NAPSTER, INC

We may need to make additional future acquisitions to remain competitive. The process of identifying, acquiring and integrating future acquisitions may constrain valuable management resources, and our failure to effectively integrate future acquisitions may result in the loss of key employees and the dilution of stockholder value and have an adverse effect on our operating results.

We have completed several acquisitions and may continue to pursue strategic acquisitions in the future. Completing any potential future acquisitions could cause significant diversions of management time and resources. Financing for future acquisitions may not be available on favorable terms, or at all. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, technologies or employees into our existing business and operations. Future acquisitions may not be well-received by the investment community, which may cause our stock price to fall. We have not entered into any agreements or understanding regarding any future acquisitions and cannot ensure that we will be able to identify or complete any acquisition in the future.

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

Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total amortization of acquired intangible and purchased technology assets in ongoing operations was $2.1 million in the fiscal year ended March 31, 2005, and $506,000 and $1.0 million in the three and six month periods ended September 30, 2005, respectively. Additional acquisitions and any additional impairment of the value of purchased assets could have a significant negative impact on future operating results.

A significant portion of the revenues from our Napster service is derived from international revenues, including international joint ventures. Economic, political, regulatory and other risks associated with international revenues and operations could have an adverse effect on our revenues.

Because we operate worldwide, our business is subject to risks associated with doing business internationally. International net revenues did not account for a significant percentage of our net revenues prior to the sale of our consumer software division; however, we anticipate that revenues from international operations will represent a substantial portion of our total net revenues as we expand our Napster service abroad and enter into joint venture arrangements with international partners such as Tower Records Japan, Inc. Accordingly, our future revenues could decrease based on a variety of factors, including:

•	disputes with joint venture partners;

•	mismanagement or fraud by joint venture partners;

•	changes in foreign currency exchange rates;

•	seasonal fluctuations in sales of our prepaid cards as well as other products and services;

•	changes in a specific country’s or region’s political or economic condition, particularly in emerging markets;

NAPSTER, INC

•	unexpected changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	trade protection measures and import or export licensing requirements;

•	potentially adverse tax consequences;

•	difficulty in managing widespread sales operations; and

•	less effective protection of intellectual property.

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

NAPSTER, INC

Companies in the technology and content-related industries have frequently resorted to litigation regarding intellectual property rights. We may be forced to litigate to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. In addition, we believe these industries are experiencing an increased level of litigation to determine the applicability of current laws to, and the impact of new technologies on, the use and distribution of content over the Internet and through new devices, especially in the music industry. As we develop products and services that provide or enable the provision of content, in such ways, our litigation risk may increase. The existence and/or outcome of such litigation could harm our business.

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

Although we currently anticipate that our available funds and expected cash flows from operations will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing. Our management could spend or invest the proceeds from the sale of our consumer software division in ways with which our stockholders may not agree. We currently intend to invest the proceeds from the sale of our consumer software division into our digital music distribution business. The investment of these proceeds may not yield a favorable return. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We expect to experience operating losses from the Napster service in at least the short term. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad-based employee stock option programs to hire, provide incentives to and retain our workforce in a competitive marketplace. We have elected to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) to account for stock options. Accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

NAPSTER, INC

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revises the previously effective SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a particular valuation methodology. The effective date of the standard for public companies is for the first annual reporting periods beginning after June 15, 2005. We are evaluating the requirements under SFAS No. 123(R) and expect our adoption on April 1, 2006 to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

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

NAPSTER, INC

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

NAPSTER, INC

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

Under the asset purchase agreement with Sonic Solutions, we have retained various liabilities relating to the consumer software division and have agreed to indemnify Sonic Solutions under certain circumstances, such as if we breach our representations and warranties contained in the asset purchase agreement and for other matters, including all liabilities retained by us under that agreement. For example, an indemnification claim by Sonic Solutions might result if we breach or default on any of our representations about the assets comprising our consumer software division. Under the terms of the asset purchase agreement, if claims are made by Sonic Solutions, we may be required to expend significant cash resources in defense and settlement of such claims, which may adversely affect our business, results of operations and financial condition.

NAPSTER, INC

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market value risk

Our short-term investments include 653,837 shares of unregistered common stock of Sonic Solutions (the “Sonic Shares”) that were received as partial consideration for the sale of CSD to Sonic Solutions. We intend to sell these shares as soon as they are registered. On December 29, 2004, Napster entered into a forward contract to hedge these shares against exposures resulting from changes in fair market value. This forward contract, carried at fair value, is exercisable between six and twelve months after it was entered into. The changes in fair value of the forward contract are intended to offset changes in the market value of the Sonic Shares. The Sonic Shares are collateral for the forward contract.

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

Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To reduce this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, certificates of deposit, corporate bonds, U.S. agencies securities, asset-backed securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on these funds fluctuates with the prevailing interest rate. All of our short-term investments mature in less than two years.

The following table presents the amounts of our short-term investments excluding the Sonic Shares that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 2005. Our cash equivalents are invested in money market funds, commercial paper and municipal securities, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities (in thousands, except interest rates).

	Less than One Year	More than One Year	Total	Estimated Fair Value
Short-term investments	$45,493	$-	$45,493	$45,493
Weighted-average interest rate	3.31%	0.00%

We have available to us a $17 million revolving line of credit. At September 30, 2005 there was no balance outstanding on the revolving line of credit.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and short-term investments.

NAPSTER, INC

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

Cash and cash equivalents are predominantly denominated in U.S. dollars. As of September 30, 2005 we held $7.6 million of cash and cash equivalents in Danish Kroner, $2.8 million in United Kingdom pounds, $560,000 in Euros, and $189,000 in other foreign currencies.

On September 29, 2005, Napster entered into a forward contract to hedge against changes in the foreign currency exchange value on approximately $7.0 million of Danish Kroner. Napster is required to keep over $7.6 million of Danish Kroner on hand in a liquidating subsidiary until the subsidiary has received tax clearance. As a result of this forward contract, Napster has eliminated most of its exposure to changes in the foreign currency values. This forward contract is carried at fair value and has a maturity of approximately 60 days.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedure

Our management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.

Changes in internal control over financial reporting

During the quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NAPSTER, INC

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

On October 8, 2004, SightSound Technologies, Inc. filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549, alleging infringement of certain of its patents by the Napster service. SightSound is demanding monetary damages and injunctive relief. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005, SightSound moved for a preliminary injunction of the Napster service and Napster moved for a stay of the proceedings pending the outcome of Napster’s reexamination application. On February 28, 2005, the court granted Napster’s motion to stay and denied SightSound’s motion for preliminary injunction without prejudice. On March 3, 2005 SightSound filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the district court’s order. On March 22, 2005, SightSound filed a Petition to Cancel certain trademark registrations owned by Napster before the Trademark Trial and Appeals Board, claiming that Napster did not acquire the rights to these trademarks when it purchased them through the bankruptcy estate. Napster believes that this petition is entirely without merit and it has been stayed by TTAB pending resolution of the litigation in Pennsylvania. On May 19, 2005, Napster filed a motion with the U.S. Bankruptcy Court for the District of Delaware to reopen the Napster bankruptcy case and enforce the order assigning all of the assets of the former Napster, Inc. (including trademarks and goodwill) to us. On August 23, 2005, an order confirming the sale to Napster of the Napster trademarks, including goodwill, was granted by the Bankruptcy Court. On or about October 31, 2005, the United States Patent and Trademark Office issued second office actions rejecting all of the claims of the SightSound patents. SightSound will likely respond to these office actions within two months. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s results of operations, financial position or cash flows.

On August 5, 2005, Ho Keung Tse filed suit against Apple Computer, Inc., Napster, Inc., MusicMatch, Inc., Sony Connect, Inc., Yahoo, Inc. and RealNetworks, Inc. in U.S. District Court for the District of Maryland alleging infringement of U.S. Patent No. 6665797 by the defendants’ respective music distribution services. Mr. Tse is demanding monetary damages and injunctive relief. The defendants have formed a joint defense group and intend to defend themselves vigorously. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s results of operations, financial position or cash flows.

On October 21, 2005, Katherine Chamberlin, purportedly on behalf of a class of California consumers, filed a lawsuit against Napster, Inc. and Napster, LLC alleging a violation of California state statutes relating to expiration dates on gift certificates. We have not been served in this matter but do not believe that the lawsuit, if served, will have a material impact on our business or on our consolidated financial position or results of operations.

Napster is a party to other litigation matters and claims from time to time in the ordinary course of its operations, including copyright infringement litigation for which it is entitled to indemnification by content providers, and is a party to certain litigation matters relating to CSD that have been assumed by Sonic in connection with its purchase of CSD, and, while the results of such litigation and claims cannot be predicted with certainty, Napster believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

NAPSTER, INC

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this quarterly report.

NAPSTER, INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

NAPSTER, INC. (Registrant)

Date:	November 2, 2005	By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer)

		By:	/s/ NAND GANGWANI
Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

NAPSTER, INC

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002. (1)

2.2	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003. (2)

2.3	Amended and Restated Asset Purchase Agreement between the Company and Sonic Solutions, dated December 17, 2004. (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant (5)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Napster, Inc. (6)

4.1	Form of Common Stock certificate of the Registrant (3)

4.2	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (7)

4.3	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (6)

4.4	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (8)

4.5	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (5)

4.6	Form of Purchase Agreement dated as of January 13, 2004 by and between Napster and certain Purchasers set forth on the signature page thereto (9)

4.7	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (10)

4.8	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (10)

4.9	Form of Purchase Agreement dated as of January 20, 2005 by and between Registrant and certain Investors (11)

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.

NAPSTER, INC

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2004.
(4)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2005.