Form 10-Q
period 2005-12-31
NAPSTER INC
filed 2006-02-08
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 3, 2006, there were 43,883,103 shares of the Registrant’s Common Stock outstanding, par value $0.001.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NAPSTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$55,266	$135,416
Short-term investments	56,173	32,380
Accounts receivable, net of allowance for doubtful accounts of $18 at December 31, 2005 and $6 at March 31, 2005	3,667	1,545
Prepaid expenses and other current assets	3,289	9,775

Total current assets	118,395	179,116
Property and equipment, net	6,208	5,337
Goodwill	34,658	34,658
Identifiable intangible assets, net	—	1,349
Investment in unconsolidated entity	1,282	—
Other assets	360	422

Total assets	$160,903	$220,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,777	$6,547
Income taxes payable	3,634	4,125
Accrued liabilities	15,711	11,381
Deferred revenues	11,490	8,345
Deferred gain on divestiture	2,123	2,073
Short-term debt	61	15,110

Total current liabilities	37,796	47,581
Long-term liabilities
Deferred income taxes	2,391	1,696
Other long-term liabilities	179	212

Total liabilities	40,366	49,489

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 10,000,000 shares; Issued and outstanding: none at December 31, 2005 and March 31, 2005	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 43,886,000 shares at December 31, 2005 and 42,961,000 shares at March 31, 2005	44	43
Additional paid-in capital	260,434	256,586
Deferred stock-based compensation	(3,587)	(533)
Accumulated deficit	(136,968)	(86,423)
Accumulated other comprehensive income	614	1,720

Total stockholders’ equity	120,537	171,393

Total liabilities and stockholders’ equity	$160,903	$220,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net revenues	$23,532	$12,111	$67,912	$29,293
Cost of revenues (1)	17,227	9,689	49,919	23,644

Gross margin	6,305	2,422	17,993	5,649
Operating expenses:
Research and development (2)	3,803	2,885	10,214	8,961
Sales and marketing (3)	15,449	9,169	42,112	22,911
General and administrative (4)	5,007	5,585	15,994	16,152
Amortization of intangible assets	316	474	1,264	1,462

Total operating expenses	24,575	18,113	69,584	49,486

Loss from continuing operations	(18,270)	(15,691)	(51,591)	(43,837)
Loss from unconsolidated entity	(63)	—	(63)	—
Other income, net	1,617	806	1,948	881

Loss before income tax benefit (provision)	(16,716)	(14,885)	(49,706)	(42,956)
Income tax benefit (provision)	(291)	11,232	(839)	15,647

Loss from continuing operations, after income taxes	(17,007)	(3,653)	(50,545)	(27,309)

Income from discontinued operations, net of tax effect (5)	—	16,438	—	22,141

Net income (loss)	$(17,007)	$12,785	$(50,545)	$(5,168)

Other comprehensive loss net of tax:
Foreign currency translation adjustment	$(1,297)	$(4,367)	$(1,572)	$(4,394)
Unrealized gain on short-term investments	326	1,097	466	973

Comprehensive income (loss)	$(17,978)	$9,515	$(51,651)	$(8,589)

Earnings per share:
Net loss per share from continuing operations, after income taxes
Basic and diluted	$(0.40)	$(0.10)	$(1.18)	$(0.79)

Net income per share from discontinued operations
Basis and diluted	$—	$0.47	$—	$0.64

Net income (loss) per share
Basic and diluted	$(0.40)	$0.36	$(1.18)	$(0.15)

Weighted average shares used in computing net income (loss) per share
Basic and diluted	42,994	35,097	42,977	34,520

(1)	Includes stock-based compensation charges of $3 and $7 for the three and nine months ended December 31, 2005 and $0 and $0 for the three and nine months ended December 31, 2004, respectively.
(2)	Includes stock-based compensation charges of $71 and $166 for the three and nine months ended December 31, 2005 and $0 and $5 for the three and nine months ended December 31, 2004, respectively.
(3)	Includes stock-based compensation charges of $13 and $51 for the three and nine months ended December 31, 2005 and $13 and $13 for the three and nine months ended December 31, 2004, respectively.
(4)	Includes stock-based compensation charges of $183 and $469 for the three and nine months ended December 31, 2005 and $105 and $551 for the three and nine months ended December 31, 2004, respectively.
(5)	Includes stock-based compensation charges of $0 and $0 for the three and nine months ended December 31, 2005 and $1,665 and $1,896 for the three and nine months ended December 31, 2004, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2005	42,961	$43	$256,586	$(533)	$(86,423)	$1,720	$171,393

Net loss					(50,545)		(50,545)
Foreign currency translation adjustment						(1,572)	(1,572)
Unrealized gain on short-term investments						466	466
Issuance of common stock under employee stock plans	986	1	4,091	(3,984)			108
Cancellation of common stock and reversal of deferred stock-based compensation upon employee termination	(61)	—	(250)	227			(23)
Stock-based compensation related to option issued to non-employee			13				13
Amortization of deferred stock-based compensation				703			703
Adjustment to stock issue costs in connection with issuance of common stock			(6)				(6)

Balance at December 31, 2005	43,886	$44	$260,434	$(3,587)	$(136,968)	$614	$120,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(50,545)	$(5,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,870	7,523
Amortization of prepaid marketing expenses	1,932	4,998
Stock-based compensation charges	693	2,464
Impairment of assets	—	611
Change in fair market value of investment hedge	684	—
Non-cash purchase of LT investment—IseeMedia	—	(200)
Non-cash loss from remeasurement of cash balance	524	—
Deferred tax expense	695	1,509
Gain on sale of Consumer Software Division	—	(30,375)
Gain on sale of Sonic common stock	(1,170)	—
Gain on sale of GoBack assets	—	(1,682)
Loss from unconsolidated entity	63	—
Change in operating assets and liabilities:
Accounts receivable	(1,554)	604
Prepaid expenses and other assets	(819)	(1,003)
Accounts payable	(1,749)	2,593
Income taxes payable	(482)	(5)
Accrued liabilities	4,726	(3,287)
Deferred revenues	3,151	6,961
Other long-term liabilities	(12)	(137)

Net cash used in operating activities	(39,993)	(14,594)

Cash flows from investing activities:
Purchases of property and equipment	(1,062)	(626)
Capitalization of software development costs	(2,330)	—
Proceeds from sale of Consumer Software Division	—	68,966
Proceeds from sale of GoBack assets	—	2,760
Purchases of short-term investments	(127,678)	(71,707)
Proceeds from sale of short-term investments	13,691	21,368
Maturities of short-term investments	94,544	50,486
Investment in unconsolidated entity	(1,345)	—
Transfer to restricted cash account	—	1,000

Net cash (used in) provided by investing activities	(24,180)	72,247

Cash flows from financing activities:
Principal payment of capital lease obligation	(79)	(552)
Repayment of line of credit	(15,000)	—
Issuance of common stock under employee stock plan	108	3,305
Issuance of common stock	—	1

Net cash (used in) provided by financing activities	(14,971)	2,754

Effect of exchange rates on cash	(1,006)	(927)
Change in cash and cash equivalents	(80,150)	59,480
Cash and cash equivalents at beginning of period	135,416	36,911

Cash and cash equivalents at end of period	$55,266	$96,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2005	2004
Supplemental cash flow information:
Cash paid for interest	$159	$504

Cash paid for income taxes	$530	$547

Non-cash disclosure of investing and financing activities:
Unrealized gains on short-term investments	$466	$973

Issuance of common stock in connection with startegic marketing agreement and purchase acquisition	$—	$4,999

Issuance of common stock in connection with restricted stock awards to employees, net of terminations	$3,757	$—

Asset purchased under capital lease	$22	$274

Goodwill resulting from the acquisition of Napster, LLC	$—	$51

Reversal of accrual for offering expenses related to private equity financing	$6	$186

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

Until December 17, 2004, Napster was known as “Roxio, Inc.” and operated its business in two divisions, the consumer software division (“CSD”) and the online music distribution division, also known as the Napster division. On December 17, 2004, Napster completed the sale of substantially all of the assets and liabilities of CSD to Sonic Solutions, a California corporation (“Sonic”). Sonic paid a total of $72.3 million in cash, subject to certain future adjustments, and 653,837 shares of Sonic common stock, valued at approximately $13.6 million as of the closing date. The divestiture of CSD was accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and, accordingly, the results of operations of the CSD are no longer presented within continuing operations.

Since the sale of CSD in December 2004, Napster has focused exclusively on the digital music business under the Napster brand and, since January 3, 2005, has been traded on the Nasdaq Stock Market under the symbol “NAPS.”

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

Advertising Costs

Advertising costs, with the exception of production costs related to television advertising, are expensed as incurred through direct spending. Advertising costs (excluding television production costs) were approximately $11.6 million and $31.9 million for the three and nine months ended December 31, 2005, respectively, and $7.4 million and $17.3 million for the three and nine months ended December 31, 2004, respectively.

Foreign Currency Forward Contract

On December 2, 2005, Napster entered into a forward contract to hedge against changes in the foreign currency exchange value on approximately $6.9 million of Danish Kroner. Napster is required to keep over $7.4 million USD equivalent of Danish Kroner on hand in a liquidating subsidiary until the subsidiary has received tax clearance. As a result of this forward contract, Napster has eliminated most of its exposure to changes in the foreign currency values. This forward contract is carried at fair value and matured on January 4, 2006. The hedge was subsequently renewed on January 4, 2006 and February 2, 2006, and currently expires on March 2, 2006.

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

Stock-Based Compensation

The following table illustrates the effect on net loss and earnings per share if Napster had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income (loss), as reported	$(17,007)	$12,785	$(50,545)	$(5,168)
Add:
Unearned stock-based employee compensation expense included in reported net loss, net of related tax effects	267	1,769	680	2,464
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(970)	(5,082)	(3,400)	(9,586)

Pro forma net income (loss)	$(17,710)	$9,472	$(53,265)	$(12,290)

Net income (loss) per share
Basic and diluted—as reported	$(0.40)	$0.36	$(1.18)	$(0.15)
Basic and diluted—pro forma	$(0.41)	$0.27	$(1.24)	$(0.36)

Napster uses the straight-line method to amortize its SFAS No. 123 pro forma stock–based compensation expense over the vesting period, which is generally four years, for stock options and restricted stock awards, and over the applicable purchase period, which ranges from six months to two years, for employee stock purchase plan (“ESPP”) purchase rights.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123. This information is required to be determined as if Napster had accounted for its restricted stock awards, employee stock options, and ESPP under the fair value method of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.”

The fair value of stock options and ESPP stock purchase rights was estimated on the date of grant using the Black-Scholes model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and ESPP stock purchase rights granted during the periods. There were no stock options or ESPP stock purchase rights granted in the three months ended December 31, 2005.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Stock options:
Expected volatility	—	97%	93%	98%
Risk-free interest rate	—	3.27%	3.91%	3.20%
Expected life	—	4 years	4 years	4 years
Expected dividend yield	—	zero	zero	zero

ESPP stock purchase rights:
Expected volatility	—	—	97%	98%
Risk-free interest rate	—	—	2.65%	2.27%
Expected life	—	—	1.5 years	1.25 years
Expected dividend yield	—	—	zero	zero

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including expected stock price volatility. Napster uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because Napster’s employee stock options and ESPP stock purchase rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing option pricing models do not necessarily provide a reliable single measure of the fair value of our options and purchase rights.

Under the Black-Scholes option pricing model, the weighted average fair value of stock options at date of grant was $4.26 per share for options granted during the nine months ended December 31, 2005 and $5.71 and $2.96 per share for options granted during the three and nine months ended December 31, 2004, respectively. No options were granted in the three months ended December 31, 2005. The weighted-average fair value of purchase rights under the ESPP was $2.62 per share for purchase rights granted during the nine months ended December 31, 2005 and $1.96 per share for purchase rights granted during the nine months ended December 31, 2004. No ESPP stock purchase rights were issued in the three months ended December 31, 2005 or 2004.

The fair value of restricted stock awards is identical whether accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) or SFAS No. 123.

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

NOTE 2—DISCONTINUED OPERATIONS

As described in Note 1, on December 17, 2004 Napster sold substantially all of the assets and liabilities constituting CSD, including all of the capital stock of certain international subsidiaries historically included in CSD, to Sonic. The remaining international subsidiaries historically included in CSD have been substantially liquidated. The disposition is accounted for by Napster as a discontinued operation in accordance with SFAS No. 144. Therefore, CSD’s results of operations for the three and nine months ended December 31, 2004 and cash flows for the nine months ended December 31, 2004 have been classified as results of operations from discontinued operations. There were no discontinued operations for the three and nine month periods ended December 31, 2005.

Operating Results of Discontinued Operations

Summarized selected condensed consolidated statement of operations for the discontinued operations for the three and nine month periods ended December 31, 2004 are as follows (in thousands):

	Three Months Ended December 31, 2004	Nine Months Ended December 31, 2004
Net revenues	$14,350	$54,513

Gross margin	9,385	39,551

Operating expenses	10,752	31,820

Gain on divestiture	30,395	32,077

Income from discontinued operations before provision for income taxes	29,867	40,325
Tax provision	13,429	18,184

Income from discontinued operations	$16,438	$22,141

NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents

	December 31, 2005	March 31, 2005
	(in thousands)
Cash	$26,839	$19,493
Cash equivalents:
Commercial paper	11,302	3,541
Government securities	—	1,963
Certificates of deposit	702	—
Money market securities	16,423	110,419

Total cash equivalents	28,427	115,923

Total cash and cash equivalents	$55,266	$135,416

Short-Term Investments

	December 31, 2005	March 31, 2005
	(in thousands)
Commercial paper	$13,721	$4,561
Corporate securities	17,160	10,657
Municipal securities	14,821	1,059
U.S. agencies securities	8,121	6,263
Certificates of deposit	2,350	—
Sonic Solutions common stock	—	9,840

Total short-term investments	$56,173	$32,380

Napster’s investments in marketable securities and short-term investments are all considered available for sale. The fair values of these investments approximate carrying value. Realized gains on short-term investments, excluding the gain on the Sonic common stock, totaled $556,000 and $55,000 in the three months ended December 31, 2005 and 2004, respectively, offset by realized losses on short-term investments of $525,000 and $112,000, respectively. Realized gains on short-term investments, excluding the gain on the Sonic common stock, totaled $901,000 and $177,000 in the nine months ended December 31, 2005 and 2004, respectively, offset by realized losses on short-term investments of $697,000 and $244,000, respectively. Additionally, there were $4,000 and $33,000 of unrealized gains on other short-term investments as of December 31, 2005 and March 31, 2005, respectively, and $93,000 and $596,000 of unrealized losses as of December 31, 2005 and March 31, 2005, respectively.

During December 2005 Napster sold all the shares of Sonic common stock. Napster had designated a forward contract as a fair value hedge on the Sonic common stock starting in December 2004. Napster realized a $1.2 million gain at the time of the sale of the Sonic common stock. The realized gain represents the gain on the shares during the period from when Napster received the shares and the date the hedge was entered into. This gain was originally recorded in accumulated other comprehensive income.

Approximately $43.7 million and $20.6 million of the short-term investments mature in less than one year as of December 31, 2005 and March 31, 2005, respectively. The remaining short-term investments generally have effective maturity dates between one and two years. As the short-term investments represent the investment of cash available to fund current operations, the entire balance has been classified as short-term in the balance sheet.

Investment in Unconsolidated Entity

On October 14, 2005, Napster, LLC, a subsidiary of Napster, entered into a Joint Venture Operating Agreement with Tower Records Japan, Inc. (“Tower Japan”), relating to the formation and operation of a Japan-based joint venture company (the “Joint Venture”) for the purpose of operating the Napster online music service in Japan. Under the terms of this agreement, Napster, LLC will license intellectual property rights to the Joint Venture, including platform technology and trademarks, in exchange for certain guaranteed royalties, and Tower Japan will support the Joint Venture’s marketing and advertising activities. The Joint Venture will have exclusive rights to operate the Napster service in Japan.

On October 14, 2005, Napster, LLC contributed 151,200,000 Japanese Yen ($1.3 million at the exchange rate on the date the capital was contributed) to the Joint Venture and in February 2006 Napster, LLC will contribute an additional 157,500,000 Japanese Yen ($1.3 million at December 31, 2005 exchange rates) to the Joint Venture, in exchange for a 31.5% ownership interest. Tower Japan will contribute a total of 671,300,000 Japanese Yen for a 68.5% ownership interest. The parties each have customary shareholder rights in the Joint Venture, including veto rights, rights to appoint directors and officers and rights of first refusal. Tower Japan will also be obligated to arrange or provide debt or equity funding, including through an unsecured revolving loan facility. Napster, LLC has no obligation to fund future losses or provide contributions to Napster Japan other than the investments described above. Napster, LLC has accounted for its investment in the Joint Venture under the equity method of accounting based on its ability to exert significant influence over but not control the venture.

NOTE 4—BALANCE SHEET DETAIL

Prepaid Expenses and Other Current Assets

	December 31, 2005	March 31, 2005
	(in thousands)
Prepaid insurance	$501	$180
Other accounts receivable	368	—
Finished goods inventories	217	149
Prepaid content advances	268	452
Prepaid marketing expense	248	3,081
Fair value hedge receivable	—	4,619
Other prepaid fees	1,687	1,294

	$3,289	$9,775

Total content advances at December 31, 2005 and March 31, 2005 were $475,000 and $748,000, respectively. A total of $207,000 and $296,000 of those amounts, respectively, are included in other assets.

Property and Equipment

	Life	December 31, 2005	March 31, 2005
		(in thousands)
Property and equipment, net:
Computer equipment and software	3-5 years	$9,126	$8,327
Furniture and fixtures	3-8 years	391	293
Leasehold improvements	Life of lease	770	640
Capitalized software development costs	3-5 years	2,892	562

		13,179	9,822
Less: Accumulated depreciation and amortization		(6,971)	(4,485)

		$6,208	$5,337

Depreciation and amortization expense in continuing operations totaled $899,000 and $2.5 million for the three and nine months ended December 31, 2005, respectively, and $678,000 and $2.0 million for the three and nine months ended December 31, 2004, respectively. Depreciation and amortization expense in discontinued operations totaled $559,000 and $1.9 million for the three and nine months ended December 31, 2004, respectively. The amortization of capitalized software development costs, included in depreciation and amortization expense in continuing operations, totaled $54,000 and $147,000 for the three and nine months ended December 31, 2005, respectively, and $40,000 and $119,000 for the three and nine months ended December 31, 2004, respectively. Capitalized software development costs include $2.0 million of costs related to projects that are not completed and for which amortization has not commenced.

Accrued Liabilities

	December 31, 2005	March 31, 2005
	(in thousands)
Accrued affiliate and content liabilities	$7,598	$5,327
Accrued publishing fees	3,369	784
Accrued compensation and related expenses	1,876	1,745
Other accrued liabilities	2,868	3,525

	$15,711	$11,381

Deferred Revenues

	December 31, 2005	March 31, 2005
	(in thousands)
Unearned content revenues	$10,361	$6,849
Unearned hardware and license revenues	1,129	1,017
Deferred marketing expense benefit	—	479

	$11,490	$8,345

NOTE 5—IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL

Identifiable Intangible Assets

Identifiable intangible assets consist principally of trademarks that were fully amortized during the quarter ending December 31, 2005. Amortization of identifiable intangible assets for continuing operations was $337,000 and $1.3 million for the three and nine months ended December 31, 2005, respectively, and $506,000 and $1.6 million for the three and nine months ended December 31, 2004, respectively. Amortization of identifiable intangible assets within discontinued operations was $663,000 and $2.1 million for the three and nine months ended December 31, 2004, respectively.

Goodwill

Changes in the carrying amount of goodwill are as follows:

	Nine Months Ended December 31, 2005	Year Ended March 31, 2005
	(in thousands)
Balance at beginning of fiscal year	$34,658	$89,516
Goodwill resulting from the acquisition of Napster, LLC	—	(51)
Divestiture of CSD	—	(55,597)
Effect of foreign currency exchange	—	790

Balance at end of period	$34,658	$34,658

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

NOTE 6—SHORT-TERM DEBT

At December 31, 2005, Napster had available a $17.0 million revolving line of credit with Silicon Valley Bank and was in compliance with all financial covenants relating to this line of credit. There is no balance outstanding under this line of credit at December 31, 2005.

NOTE 7—STOCKHOLDERS’ EQUITY

Restricted Stock Awards

During the nine months ended December 31, 2005, Napster granted to employees restricted stock awards for 953,003 shares of common stock with a weighted-average fair value of $4.18 per share. Restricted stock awards are shares of common stock that are forfeited if the employee leaves the company prior to vesting. The restricted stock awards to employees vest ratably over a four-year period in equal annual amounts. Stock-based compensation during the three and nine months ended December 31, 2005 includes $210,000 and $512,000, respectively, of compensation expense associated with these restricted stock awards. We will recognize stock-based compensation expenses related to the grants of these restricted awards as the shares vest through 2009. A total of 893,019 shares of stock were outstanding under restricted stock award grants at December 31, 2005.

Deferred stock-based compensation at December 31, 2005 includes $3.4 million in deferred compensation expense associated with these restricted stock awards. No compensation expense will be recognized for restricted stock awards that do not vest.

NOTE 8—GEOGRAPHIC INFORMATION

Net Revenue by Countries

The following table presents net revenues from continuing operations by country based on the location of customers:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands)
United States	$20,570	$10,660	$59,660	$26,556
United Kingdom	2,962	1,451	8,252	2,737

	$23,532	$12,111	$67,912	$29,293

Cash and Investments

The following table presents cash, cash equivalents and short-term investments by country:

	December 31, 2005	March 31, 2005
	(in thousands)
United States	$101,589	$156,259
United Kingdom	2,367	3,242
Denmark	7,429	7,659
Other countries	54	636

	$111,439	$167,796

Napster does not anticipate that it will incur any material U.S. income or foreign withholding taxes when cash is repatriated to the United States.

Long-Lived Assets

The following table presents long-lived assets, excluding goodwill and identifiable intangible assets, by country based on the location of the assets:

	December 31, 2005	March 31, 2005
	(in thousands)
United States	$6,480	$5,726
Japan	1,282	—
Other Countries	88	33

	$7,850	$5,759

NOTE 9— COMMITMENTS AND CONTINGENCIES

Litigation

Napster and Pressplay have been notified by a number of companies that the Pressplay and Napster digital music services may infringe patents owned by those companies. Napster is investigating the nature of these claims and the extent to which royalties may be owed by Napster and Pressplay to these entities. The ultimate resolution of these claims cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. (“SightSound”) filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549, alleging infringement of certain of its patents by the Napster service. SightSound is demanding monetary damages and injunctive relief. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005, SightSound moved for a preliminary injunction of the Napster service and Napster moved for a stay of the proceedings pending the outcome of Napster’s reexamination application. On February 28, 2005, the court granted Napster’s motion to stay and denied SightSound’s motion for preliminary injunction without prejudice. On March 3, 2005, SightSound filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the district court’s order. On March 22, 2005, SightSound filed a Petition to Cancel certain trademark registrations owned by Napster before the Trademark Trial and Appeals Board (“TTAB”), claiming that Napster did not acquire the rights to these trademarks when it purchased them through the bankruptcy estate. Napster believes that this petition is entirely without merit, and it has been stayed by TTAB pending resolution of the litigation in Pennsylvania. On May 19, 2005, Napster filed a motion with the U.S. Bankruptcy Court for the District of Delaware to reopen the Napster bankruptcy case and enforce the order assigning all of the assets of the former Napster, Inc. (including trademarks and goodwill) to us. On August 23, 2005, an order confirming the sale to Napster of the Napster trademarks, including goodwill, was granted by the Bankruptcy Court. On or about October 31, 2005, the United States Patent and Trademark Office issued second office actions rejecting all of the claims of the SightSound patents. Since such date, SightSound sold the patents in question to a subsidiary of General Electric and that entity responded to the latest office actions in December 2005. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

On August 5, 2005, Ho Keung Tse filed suit against Apple Computer, Inc., Napster, Inc., MusicMatch, Inc., Sony Connect, Inc., Yahoo, Inc. and RealNetworks, Inc. in U.S. District Court for the District of Maryland alleging infringement of U.S. Patent No. 6665797 by the defendants’ respective music distribution services. Mr. Tse is demanding monetary damages and injunctive relief. The defendants have formed a joint defense group and intend to defend themselves vigorously. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

On October 21, 2005, Katherine Chamberlin, on behalf of a class of California consumers, filed a lawsuit against Napster, Inc. and Napster, LLC in the Superior Court of the State of California for the County of San Francisco, Case No. 05445900 alleging a violation of California state statutes relating to expiration dates on gift certificates. The plantiff is seeking injunctive relief and monetary damages. Management does not believe that the lawsuit will have a material impact on our business, financial position, results of operations or cash flows.

On December 15, 2005, MCS Music America, on behalf of itself and a number of co-plaintiffs, filed suit against Napster, Inc. in U.S. District Court for the Middle District of Tennessee, Civil Action No. 3:05-1053 alleging that Napster had unlawfully distributed copyrighted musical compositions owned by the plaintiffs. MCS Music America is demanding monetary damages and injunctive relief. Napster believes that it is entitled to indemnification by numerous content providers and intends to defend itself vigorously. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this lawsuit will have on Napster’s business, results of operations, financial position or cash flows.

Napster is a party to other litigation matters and claims from time to time in the ordinary course of its operations, including copyright infringement litigation for which it is entitled to indemnification by content providers. While the results of such litigation and claims cannot be predicted with certainty, Napster believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

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

Under copyright law Napster is required to pay licensing fees for compositions embodied in digital sound recordings and for the sound recordings themselves that are delivered in the Napster service. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or by arbitration if unsuccessful. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to the current or historic sales of our digital music offerings. Napster accrues for the cost of these fees in accordance with SFAS No. 5, “Accounting for Contingencies,” based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. As of December 31, 2005 and March 31, 2005, a total of $3.4 million and $784,000, respectively, was accrued for contingent publishing fees. If the final agreed rate differs significantly from management’s estimates, the actual amount paid and expensed could differ materially from the recorded amounts.

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payments

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) which revises the previously effective SFAS No. 123 and supersedes APB No. 25, and on March 29, 2005 the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment.” These pronouncements address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires that such transactions be accounted for using a fair value-based method and recognized as expenses in our consolidated statements of operations. The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. We are evaluating the requirements under SFAS No. 123(R) and expect the adoption on April 1, 2006 to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

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

Foreign Earnings Repatriation

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-2 regarding “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “AJCA”) (“FSP 109-2”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We have no material earnings to repatriate, so we do not expect this position statement to have a material impact on our consolidated financial position or results of operations.

NOTE 11—SUBSEQUENT EVENTS

On January 11, 2006, Softvault Systems, Inc. filed suit against a number of defendants including Napster, Inc. in US District Court for the Eastern District of Texas alleging infringement of US Patent Nos. 6249868 and 6549765 by the defendants’ use of Microsoft DRM software. Softvault is seeking injunctive relief and monetary damages. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this suit will have on Napster’s business, results of operations, financial position or cash flows.

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

Executive Summary

Napster, Inc. (“Napster”), among the most recognized brands in digital music, is a leading provider of digital music for the consumer market. Our subscription services and our “a la carte” single track download service enable fans to sample one of the world’s largest and most diverse digital music catalogues and to experience the most feature rich service utilizing a secure and legal platform. Napster users have access to songs from all major labels and hundreds of independent labels and have many ways to discover, share and acquire new music and old favorites. Napster subscribers also enjoy community features, such as the ability to email songs to friends and to browse other members’ collections. For consumers who want to purchase songs and albums a la carte, rather than through a subscription, we also offer Napster Light, a “lighter” version of our Napster service that does not include the ability to stream or download unlimited tracks or enjoy other premium community features. The Napster service is currently available in the United States, Canada, the United Kingdom and Germany. Napster is headquartered in Los Angeles with offices in Frankfurt, London, New York, San Diego and San Jose.

Until December 17, 2004, Napster was known as “Roxio, Inc.” and we operated our business in two divisions, the consumer software division (“CSD”) and the digital music division, also known as the Napster division.

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

Since the sale of CSD, we have focused exclusively on our digital music business under the Napster brand and, since January 3, 2005, have been traded on the Nasdaq Stock Market under the symbol “NAPS.”

Napster derives its primary revenues from digital music subscriptions and permanent music downloads. The Napster service offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded, as well as the ability to purchase individual tracks or albums on an a la carte basis. Subscription and permanent download fees are paid by end user customers in advance either via credit card, online payment systems or redemption of pre-paid cards, gift certificates or promotional codes. Napster also periodically licenses merchandising rights and resells hardware that our end users may utilize to store and replay their digital music content.

The digital music service was launched under the Napster brand in the United States in October 2003. Prior to this launch we had digital music revenue from the acquisition of a business, Napster, LLC, formerly known as Pressplay. During May 2004, we expanded the service to be available in both the United Kingdom and Canada. During December 2005 we launched our service in Germany, and we expect to launch our service in Japan through our Joint Venture with Tower Records in fiscal 2007.

Our digital music subscription services, Napster and Napster To Go, provide consumers with unlimited access to over 1,500,000 songs for monthly fees of $9.95 and $14.95, respectively in the United States. Fees in other geographies vary based on the local currency and market factors. With all of our products, consumers can discover, listen to, access and acquire their favorite songs by searching or browsing our catalogue, or accessing preprogrammed content through radio stations or custom compilations. Napster subscribers also have access to community features, such as sharing songs with other members and searching their collections. With a Napster subscription, for as long as consumers maintain their subscription, they can enjoy unlimited on-demand streaming and unlimited tethered downloading of songs to their hard drives of up to three PCs. With a Napster To Go subscription users can enjoy all the benefits of a Napster subscription, as well as unlimited transfers of tethered downloads to a compatible MP3 player without paying an additional fee per song. In other words, a Napster To Go subscriber enjoys unlimited music on up to three PCs and “on the go” with up to two compatible MP3 players. In addition to our Napster and Napster To Go offerings, we provide a download music store called Napster Light, where customers can purchase individual tracks for $0.99 or albums starting at $6.95. These tracks can be downloaded and “burned” to a CD, or transferred to an MP3 player. Napster’s catalogue of available music exceeds one and a half million tracks and all content is licensed from major music companies, including EMI Recorded Music, Sony BMG, Universal Music Group and Warner Music Group, as well as numerous independent labels, on a non-exclusive basis.

Consumers have a choice of portable media players, personal digital assistants and mobile phones with which to enjoy Napster To Go. Currently, over sixty-five devices by numerous manufacturers are compatible with Napster To Go. Current manufacturers of compatible devices include but are not limited to: Dell, Creative, SanDisk, Samsung, iRiver, Palm, Toshiba, Motorola, Audiovox and Siemens.

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

Since the acquisition of Pressplay in May 2003, our digital music business has operated at a loss and net negative cash flow. We expect to continue to operate at a loss and net negative cash flow due to our significant investments to enhance service capabilities, market Napster To Go and grow worldwide.

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

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”, Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). In general, we recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

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

Music Publishing Rights and Music Royalty Accruals

Under copyright law we are required to pay licensing fees for compositions embodied in digital sound recordings and for the sound recordings themselves that we deliver in our Napster service. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to the current or historic sales of our digital music offerings. We accrue for the cost of these fees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While Napster bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ significantly from these estimates under different assumptions or conditions and as a result could have a material impact on our financial position, results of operations, and cash flows.

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

Capitalized Software Development Costs

Internal use software.    We comply with American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1 “Accounting for Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and EITF 00-2, “Accounting for Website Development Costs.” In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, generally three years.

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

Contingencies

Napster accounts for contingent liabilities in accordance with SFAS No. 5, pursuant to which contingent liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

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

Equity Instruments

Napster accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure- an amendment of SFAS No. 123.” Under APB No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of Napster’s common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years.

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

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations:

	Three Months Ended December 31,		As a Percentage of Net Revenues Three Months Ended December 31,		Nine Months Ended December 31,		As a Percentage of Net Revenues Nine Months Ended December 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)				(in thousands)
Online music revenues:
Content	$22,766	$11,990	97%	99%	$64,553	$27,610	95%	94%
Hardware & license	766	121	3%	1%	3,359	1,683	5%	6%

Total online music revenue	$23,532	$12,111	100%	100%	$67,912	$29,293	100%	100%

Content Revenues

Content revenues increased approximately 90% to $22.8 million from $12.0 million in the third quarter of fiscal 2006 as compared to the corresponding quarter of fiscal 2005. Content revenues increased approximately 134% to $64.6 million from $27.6 million in the first nine months of fiscal 2006 as compared to the corresponding period of fiscal 2005. These increases are due primarily to subscriber growth, increased downloads and international expansion.

The Napster service was launched in the United States during October 2003, in the United Kingdom and Canada during May 2004 and in Germany in December 2005. Since these launches, excluding the cyclical impact of university subscribers, our subscriber base has increased steadily. Total paid subscribers including university subscribers were 526,000 as of December 31, 2005 compared to 412,000 as of March 31, 2005 and 269,000 as of December 31, 2004.

In the long term, we anticipate that content revenues will continue to increase as a result of marketing activities and initiatives designed to continue subscriber growth, expand internationally and decrease customer churn.

Hardware & License Revenues

Hardware and license revenues increased 533% to $766,000 in the third quarter of fiscal 2006 as compared to $121,000 in the corresponding quarter of fiscal 2005. Hardware and license revenues increased 100% to $3.4 million in the first nine months of fiscal 2006 as compared to $1.7 million in the corresponding period of fiscal 2005. These increases are primarily the result of one-time hardware promotions. During fiscal 2006 we earned $482,000 of hardware revenue from a promotion in the third quarter and $2.1 million of hardware revenue from a promotion in the second quarter. During fiscal 2005 we earned $1.1 million of hardware revenue from a promotion in the first quarter.

We anticipate that hardware and license revenues will fluctuate depending on the hardware promotions and trademark licenses that we enter into each period.

Geographic Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations per geographic region:

	Three Months Ended December 31,		As a Percentage of Net Revenues Three Months Ended December 31,		Nine Months Ended December 31,		As a Percentage of Net Revenues Nine Months Ended December 31,
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)				(in thousands)
Online music revenues:
United States	$20,570	$10,660	87%	88%	$59,660	$26,556	88%	91%
United Kingdom	2,962	1,451	13%	12%	8,252	2,737	12%	9%

Total online music revenues	$23,532	$12,111	100%	100%	$67,912	$29,293	100%	100%

The increase in revenues in both geographies in all periods is related to the steady growth of the online music service in the United States and the launches of the service in the United Kingdom and Canada in May 2004 and Germany in December 2005. We anticipate that the proportion of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives focused on world-wide customer growth and international expansion.

Gross Margin

The following table sets forth, for the periods indicated, our gross margins from continuing operations:

	Three Months Ended December 31,		As a Percentage of Related Revenues Three Months Ended December 31,		Nine Months Ended December 31,		As a Percentage of Related Revenues Nine Months Ended December 31,
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)				(in thousands)
Online music gross margin:
Content	$6,513	$2,386	29%	20%	$18,673	$5,574	29%	20%
Hardware & license	(208)	36	(27%)	30%	(680)	75	(20%)	4%

Total online music gross margin	$6,305	$2,422	27%	20%	$17,993	$5,649	26%	19%

Content gross margin is the profit from revenues after deducting the cost of royalties to content providers and publishers, technical support, bandwidth and hosting costs, depreciation and amortization of infrastructure assets related to the delivery of our online services, and any other direct costs of providing the services or products. Hardware and license gross margin is the profit from revenues after deducting the cost of hardware sold, order fulfillment services, product shipping costs and any other direct expenses related to hardware and license sales.

Content gross margin increased nine percentage points to 29% from 20% in the third quarter of fiscal 2006 as compared to the corresponding quarter of fiscal 2005 (in dollars, an increase of approximately 173% to $6.5 million from $2.4 million). Approximately eight percentage points are due to the change in revenue mix from download revenues to subscription revenues, which have a higher margin, a two percentage point increase due to a one-time vendor credit in the third quarter of fiscal 2006, offset by a one percentage point decrease due to increases in our fixed cost base to handle increased subscriber volume during the third quarter of fiscal 2006.

Content gross margin increased nine percentage points to 29% from 20% in the nine months ended December 31, 2005 as compared to the corresponding period of fiscal 2005 (in dollars, an increase of approximately 235% to $18.7 million from $5.6 million). This improvement is primarily due to the change in revenue mix from download revenues to subscription revenues, which have a higher margin.

Hardware and license gross margin decreased fifty-seven percentage points to (27%) from 30% in the third quarter of fiscal 2006 as compared to the corresponding quarter of fiscal 2005 (in dollars, a decrease of approximately (678%) to ($208,000) from $36,000). This decrease is due primarily to a one-time, negative margin hardware promotion in fiscal 2006.

Hardware and license gross margin decreased twenty-four percentage points to (20%) from 4% in the nine months ended December 31, 2005 as compared to the corresponding period of fiscal 2005 (in dollars, a decrease of approximately (1007%) to ($680,000) from $75,000). This decrease is due primarily to negative margin hardware promotions in fiscal 2006.

Online service headcount dedicated to maintaining content and providing customer care was 12 and 3 at December 31, 2005 and 2004, respectively.

We expect online music gross margins as a percentage of revenue to be adversely impacted to the extent that we fund low margin promotions in the last quarter of fiscal 2006 or spend to improve our online service infrastructure. Excluding one-time items and low margin hardware promotions, we expect margins to be impacted negatively near term as label fees associated with portable music subscriptions increase.

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

The following table sets forth, for the periods indicated, our operating expenses from continuing operations:

	Three Months Ended December 31,		As a Percentage of Net Revenues Three Months Ended December 31,		Nine Months Ended December 31,		As a Percentage of Net Revenues Nine Months Ended December 31,
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)				(in thousands)
Research and development	$3,803	$2,885	16%	24%	$10,214	$8,961	15%	31%
Sales and marketing	15,449	9,169	66%	76%	42,112	22,911	62%	78%
General and administrative	5,007	5,585	21%	46%	15,994	16,152	24%	55%
Amortization of intangible assets	316	474	1%	4%	1,264	1,462	2%	5%

	$24,575	$18,113	104%	150%	$69,584	$49,486	103%	169%

Research and Development

Research and development expenses consist primarily of salary, benefits and contractors’ fees for our development and other costs associated with the minor enhancements of existing products, development of new features for the online service and development of new products.

Research and development expenses increased $918,000, or 32%, to $3.8 million from $2.9 million in the third quarter of fiscal 2006 as compared to the corresponding quarter of fiscal 2005, due primarily to additional headcount and contractors hired to work on new products.

Research and development expenses increased $1.2 million, or 14%, to $10.2 million from $9.0 million in the first nine months of fiscal 2006 as compared to the corresponding period of fiscal 2005, due primarily to additional headcount and contractors hired in the third quarter to work on new products.

Research and development headcount was 74 and 70 as of December 31, 2005 and 2004, respectively.

We anticipate that research and development expenses will increase in the near term as we focus on the release of new products and functionality.

Sales and Marketing

Sales and marketing expenses consist primarily of salary and benefits for sales and marketing personnel, referral fees paid to marketing partners, other subscriber acquisition costs, as well as costs associated with advertising and promotions.

Sales and marketing expenses increased $6.3 million, or 68%, to $15.4 million in the third quarter of fiscal 2006 as compared to $9.2 million in the corresponding quarter of fiscal 2005. These increases were primarily due to $929,000 of additional personnel-related charges associated with headcount added during fiscal 2006, and $5.4 million of increased marketing program expenses related to new television and other planned marketing programs during fiscal 2006.

Sales and marketing expenses increased $19.2 million, or 84%, to $42.1 million from $22.9 million in the first nine months of fiscal 2006 as compared to the corresponding period of fiscal 2005. These increases were primarily due to $2.5 million of additional personnel-related charges associated with headcount added during fiscal 2005 and 2006, and $16.7 million of increased marketing program expenses during the first nine months of fiscal 2006. The increase in marketing program expenses is related to television and other planned marketing programs in fiscal 2006, offset by a $5.7 million reduction in marketing program spending in fiscal 2005 that did not recur in fiscal 2006.

Overall sales and marketing headcount increased to 34 at December 31, 2005 from 20 at December 31, 2004.

We expect sales and marketing expenses to decrease in the fourth quarter of fiscal 2006 as we manage our marketing program spend.

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

General and administrative expenses decreased $578,000, or 10%, to $5.0 million in the third quarter of fiscal 2006 as compared to $5.6 million in the corresponding quarter of fiscal 2005, due primarily to decreased corporate overhead costs following the divestiture of CSD. Specifically, personnel related costs were reduced by $1.5 million and corporate depreciation decreased by $166,000 following the divestiture. These decreases were offset by a $1.1 million increase in professional and other fees associated with additional legal matters, including the SightSound and Chamberlain matters.

General and administrative expenses decreased $158,000, or 1%, to $16.0 million in the first nine months of fiscal 2006 as compared to $16.2 million in the corresponding period of fiscal 2005, due primarily to $2.1 million of additional professional service and outsourced administrative services, offset by reduced personnel related costs. Professional fees increased in fiscal 2005 due to the number of legal matters, including the SightSound litigation, and additional fees associated with year-end compliance with Sarbanes-Oxley requirements. Personnel costs decreased $1.7 million in fiscal 2005 because of lower head count following the CSD divestiture. Additionally corporate depreciation decreased by $560,000 in the first nine months of 2006 compared to the corresponding period of fiscal 2005.

General and administrative headcount, including all corporate general and administrative employees, was 45 at December 31, 2005 compared to 34 at December 31, 2004.

We expect general and administrative expenses to remain flat in the near term as we focus on controlling operating expenses.

Amortization of Identifiable Intangible Assets

Amortization of identifiable intangible assets decreased $158,000, or 33%, to 316,000 in the third quarter of fiscal 2006 as compared to $474,000 in the corresponding quarter of fiscal 2005, because certain identifiable intangible assets became fully amortized during the third quarter of fiscal 2006. Amortization of identifiable intangible assets decreased $198,000, or 14%, to $1.3 million in the first nine months of fiscal 2006 as compared to $1.5 million in the corresponding period of fiscal 2005 because certain identifiable intangible assets became fully amortized during the first quarter of fiscal 2005 and the third quarter of fiscal 2006. The remaining net book value of identifiable assets at December 31, 2005 is zero.

Loss from Unconsolidated Entity

The $63,000 loss from unconsolidated entity represents our 31.5% portion of the loss incurred by Napster Japan during the quarter. Napster Japan was formed during October 2005, and this loss represents our share of initial costs to form the company. We expect losses from Napster Japan to increase as it prepares for the launch of the Napster service in Japan in fiscal 2007.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest income on our cash equivalents and short-term investments, realized gains (losses) on short-term investments, interest expense, change in the fair value of the hedge and other miscellaneous income.

Other income (expense), net increased $811,000 to $1.6 million in the third quarter of fiscal 2006 as compared to $806,000 in the corresponding quarter of fiscal 2005. This increase is primarily due to the $1.2 million gain on the sale of the Sonic common stock in the third quarter of fiscal 2006, offset by $776,000 received from the sale of source code in the third quarter of fiscal 2005. Excluding those one-time items, other income (expense) increased $417,000 due to increased interest on higher cash and investment balances in fiscal 2006, offset by lower foreign currency gains during fiscal 2006.

Other income (expense), net increased $1.0 million to $1.9 million in the first nine months of fiscal 2006 as compared to $881,000 in the corresponding period of fiscal 2005, primarily due to the $1.2 million gain on the sale of the Sonic common stock.

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

The tax provision was $291,000 for the third quarter of fiscal 2006 as compared to an $11.2 million benefit in the corresponding quarter of fiscal 2005. The tax provision was $839,000 for the first nine months of fiscal 2006 as compared to a $15.6 million benefit in the corresponding period of fiscal 2005. The significant decrease in the tax benefit in both periods is due to the fiscal 2005 utilization of losses from continuing operations to offset income from the discontinued operations. The fiscal 2006 expense represents primarily foreign taxes and the timing difference related to the Pressplay goodwill. In the near term we expect to continue to incur operating losses from continuing operations and no longer have income from discontinued operations against which we can offset the losses.

We have a mix of tax rates across the various jurisdictions in which we do business. Our tax provision does not take into account any future benefit from loss carryforwards, which may be realized if we again achieve profitability and begin generating taxable income.

Income from Discontinued Operations

Income from discontinued operations, after benefit (provision) for income taxes decreased $16.4 million and $22.1 to zero in the third quarter of fiscal 2006 and first nine months of fiscal 2006, respectively, as compared to the corresponding prior year periods. We had no income from discontinued operations in fiscal 2006 because we sold CSD in December 2004.

Liquidity and Capital Resources

At December 31, 2005, Napster had $111.4 million in cash, cash equivalents and short-term investments. These amounts consist principally of commercial paper, corporate securities, U.S. government securities, municipal securities, certificates of deposit and money market securities. This balance represents a $56.4 million decrease as compared to March 31, 2005. Our primary ongoing source of cash is receipts from revenues. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel, professional fees and office rent), payments to content providers, payments for products held for resale, and purchases of property and equipment. Our working capital was $80.6 million at December 31, 2005 compared to $131.5 million at March 31, 2005.

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

As of December 31, 2005, $17.0 million is available for borrowing under the line. The line of credit bears interest at a variable rate of prime plus 0.5% per annum. The line of credit contains a material adverse conditions clause and certain covenants that require us to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $45.0 million, and (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 10% of net accounts receivable, to total borrowings under the line of credit of not less than 2.00 to 1.00. At December 31, 2005, Napster was in compliance with all covenants under the line of credit.

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

On December 2, 2005, Napster entered into a forward contract to hedge against changes in the foreign currency exchange value on approximately $6.9 million of Danish Kroner. Napster is required to keep over $7.4 million USD equivalent of Danish Kroner on hand in a liquidating subsidiary until the subsidiary has received tax clearance. As a result of this forward contract, Napster has eliminated most of its exposure to changes in the foreign currency values. This forward contract is carried at fair value and matured on January 4, 2006. The hedge was subsequently renewed on January 4, 2006 and February 2, 2006, and currently expires on March 2, 2006.

Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities increased $25.4 million to $40.0 million in the first nine months of fiscal 2006 as compared to $14.6 million in the corresponding period of fiscal 2005, due primarily to increased operating losses partially offset by non-cash amortization and depreciation, as well as positive changes in working capital. We expect to continue to use cash for operations as we invest in other new digital music features and geographic expansion.

Cash Flows from Investing Activities

Net cash used in investing activities increased $96.4 million to a $24.2 million use of cash in the first nine months of fiscal 2006 as compared to $72.2 million provided by investing activities in the corresponding period of fiscal 2005. The significant change is due primarily to the fiscal 2006 use of investments to provide operating cash, purchase capital assets, develop software for the proposed web-based initiative and invest in the Japanese Joint Venture. These uses were offset by $13.7 million in proceeds from the sale of the Sonic common stock during fiscal 2006.

We expect investment activities to continue to use funds as we draw down short-term investments to fund operating cash flows described above.

Cash Flows from Financing Activities

Net cash used in financing activities increased $17.8 million to a $15.0 million use of cash in the first nine months of fiscal 2006 as compared to $2.8 million provided by financing activities in the corresponding period of fiscal 2005. This change is primarily due to the repayment of the $15.0 million line of credit in May 2005.

Off Balance Sheet Arrangements

As of December 31, 2005, other than our unconsolidated investment in Napster Japan, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

Share-Based Payments

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) which revises the previously effective SFAS No. 123 and supersedes APB No. 25, and on March 29, 2005 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment”. These pronouncements address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires that such transactions be accounted for using a fair value-based method and recognized as expenses in our consolidated statements of operations. The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. We are evaluating the requirements under SFAS No. 123(R) and expect our adoption on April 1, 2006 to have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS No. 153”) an amendment of APB No. 29, “Accounting for Nonmonetary Transactions,” which requires nonmonetary exchanges to be recorded at the fair value of the assets exchanged, with certain exceptions. This standard requires most exchanges of productive assets to be accounted for at fair value, rather than at carryover basis. The provisions of SFAS No. 153 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in fiscal 2006. Adoption of this statement will have no material impact on our consolidated financial position or results of operations.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of remaining expected maturity and weighted-average interest rates as of December 31, 2005. Our cash equivalents are invested in money market funds, commercial paper and municipal securities, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities (in thousands, except interest rates).

	Less than One Year	More than One Year	Total	Estimated Fair Value
Short-term investments	$43,738	$12,435	$56,173	$56,173
Weighted-average interest rate	3.75%	5.55%

We have available to us a $17 million revolving line of credit. At December 31, 2005 there was no balance outstanding on the revolving line of credit.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and short-term investments.

Exchange Rate Risk

We market our Napster service in the United States, the United Kingdom, Canada and Germany, resulting in sales denominated in U.S. dollars, United Kingdom pounds, Canadian dollars and Euro. As such, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

Cash and cash equivalents are predominantly denominated in U.S. dollars. As of December 31, 2005 we held $7.4 million of cash and cash equivalents in Danish Kroner, $2.4 million in United Kingdom pounds, $1.2 million in Euros, and $277,000 in other foreign currencies.

On December 2, 2005, Napster entered into a forward contract to hedge against changes in the foreign currency exchange value on approximately $6.9 million of Danish Kroner. Napster is required to keep over $7.4 million equivalent of Danish Kroner on hand in a liquidating subsidiary until the subsidiary has received tax clearance. As a result of this forward contract, Napster has eliminated most of its exposure to changes in the foreign currency values. This forward contract is carried at fair value and matured on January 4, 2006. The hedge was subsequently renewed on January 4, 2006 and February 2, 2006, and currently expires on March 2, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Napster and Pressplay have been notified by a number of companies that the Pressplay and Napster digital music services may infringe patents owned by those companies. Napster is investigating the nature of these claims and the extent to which royalties may be owed by Napster and Pressplay to these entities. The ultimate resolution of these claims cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. (“SightSound”) filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549, alleging infringement of certain of its patents by the Napster service. SightSound is demanding monetary damages and injunctive relief. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005, SightSound moved for a preliminary injunction of the Napster service and Napster moved for a stay of the proceedings pending the outcome of Napster’s reexamination application. On February 28, 2005, the court granted Napster’s motion to stay and denied SightSound’s motion for preliminary injunction without prejudice. On March 3, 2005 SightSound filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit, appealing the district court’s order. On March 22, 2005, SightSound filed a Petition to Cancel certain trademark registrations owned by Napster before the Trademark Trial and Appeals Board (“TTAB”), claiming that Napster did not acquire the rights to these trademarks when it purchased them through the bankruptcy estate. Napster believes that this petition is entirely without merit and it has been stayed by TTAB pending resolution of the litigation in Pennsylvania. On May 19, 2005, Napster filed a motion with the U.S. Bankruptcy Court for the District of Delaware to reopen the Napster bankruptcy case and enforce the order assigning all of the assets of the former Napster, Inc. (including trademarks and goodwill) to us. On August 23, 2005, an order confirming the sale to Napster of the Napster trademarks, including goodwill, was granted by the Bankruptcy Court. On or about October 31, 2005, the United States Patent and Trademark Office issued second office actions rejecting all of the claims of the SightSound patents. Since such date, SightSound sold the patents in question to a subsidiary of General Electric and that entity responded to the latest office actions in December 2005. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

On August 5, 2005, Ho Keung Tse filed suit against Apple Computer, Inc., Napster, Inc., MusicMatch, Inc., Sony Connect, Inc., Yahoo, Inc. and RealNetworks, Inc. in U.S. District Court for the District of Maryland alleging infringement of U.S. Patent No. 6665797 by the defendants’ respective music distribution services. Mr. Tse is demanding monetary damages and injunctive relief. The defendants have formed a joint defense group and intend to defend themselves vigorously. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

On October 21, 2005, Katherine Chamberlin, on behalf of a class of California consumers, filed a lawsuit against Napster, Inc. and Napster, LLC in the Superior Court of the State of California for the County of San Francisco, Case No. 05445900 alleging a violation of California state statutes relating to expiration dates on gift certificates. The plaintiff is seeking injunctive relief and monetary damages. Management does not believe that the lawsuit will have a material impact on our business, financial position, results of operations or cash flows.

On December 15, 2005, MCS Music America on behalf of itself and a number of co-plaintiffs filed suit against Napster, Inc. in U.S. District Court for the Middle District of Tennessee, Civil Action No. 3:05-1053 alleging that Napster had unlawfully distributed copyrighted musical compositions owned by the plaintiffs. MCS Music America is demanding monetary damages and injunctive relief. Napster believes that it is entitled to indemnification by numerous content providers and intends to defend itself vigorously. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this suit will have on Napster’s business, results of operations, financial position or cash flows.

On January 11, 2006, Softvault Systems, Inc. filed suit against a number of defendants including Napster, Inc. in US District Court for the Eastern District of Texas alleging infringement of US Patent Nos. 6249868 and 6549765 by the defendants’ use of Microsoft DRM software. Softvault is seeking injunctive relief and monetary damages. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of this suit will have on Napster’s business, results of operations, financial position or cash flows.

Napster is a party to other litigation matters and claims from time to time in the ordinary course of its operations, including copyright infringement litigation for which it is entitled to indemnification by content providers. While the results of such litigation and claims cannot be predicted with certainty, Napster believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations.

ITEM 1A. RISK	FACTORS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain risk factors, including those set forth below and elsewhere in this Quarterly Report. The discussions in this Quarterly Report should be read together with such risk factors, which describe various risks and uncertainties to which we are or may become subject.

Risks Relating to Our Business in General

Our digital music business has a limited operating history and a history of losses and may not be successful.

On May 19, 2003, we acquired substantially all of the ownership interests of Napster, LLC (f/k/a Pressplay). We used the Pressplay-branded service as a technology platform to roll-out our digital music services in October 2003. The business models, technologies and market for digital music services are new and unproven. Prior to our acquisition of Napster, LLC, consumer adoption and usage of the Pressplay-branded service had not been significant. On December 17, 2004, we completed the sale of our consumer software division to Sonic. We have subsequently focused our business exclusively on digital music distribution, under the Napster brand. You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development.

Our digital music business experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and will likely continue to experience net losses thereafter. No assurance can be made that our digital music service or any web-based initiative will ever contribute net income to our statement of operations. During the period beginning April 1, 2003, just prior to our acquisition of Pressplay in May 2003, through December 31, 2005, we incurred approximately $148.3 million of after tax losses from continuing operations.

The success of our digital music service depends upon our ability to add new subscribers and reduce churn.

We cannot assure you that we will be able to attract new subscribers to the digital music service or that existing subscribers will continue to subscribe. Existing subscribers may cancel their subscriptions to the Napster service for many reasons, including a perception that they do not use the services enough to justify the expense or that the service does not provide enough value or availability of content relative to our competition. The early stages of subscription services such as ours are characterized by higher than normal churn rates and customer acquisition cost. If we are unable to reduce these two factors we may be unable to achieve a profitable business model. In addition, there is significant seasonality in our subscriber numbers due to our university program and to seasonal softness in customer acquisition during the summer months. Students who subscribe to the Napster service generally only do so during the school year when the school is paying for their subscriptions and most of the students do not maintain such subscriptions during the summer in between school terms. If we do not continue to increase the total number of subscribers each quarter, our operating results will be adversely impacted.

Our digital music business has lower margins than our former consumer software products business.

Costs of our digital music business as a percentage of the revenue generated by that business are higher than those of our former consumer software products business. The cost of third party content, in particular, is a substantial portion of revenues we receive from subscribers and end users and is unlikely to decrease significantly over time as a percentage of revenue. We expect this trend will continue to negatively impact our overall gross margins as our digital music business is our primary source of revenue, and this may affect our ability to attain profitability in our digital music business.

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

Our digital music service faces significant competition from traditional retail music distributors such as Tower Records, as well as online retailers such as Amazon.com. These retailers may include regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order, record clubs, independent operators and online physical retail music distributors, some of which have greater financial and other resources than we do. To the extent that consumers choose to purchase media in non-electronic formats, it may reduce our sales, reduce our gross margins, increase our operating expenses and decrease our profit margins in specific markets.

Our competitors currently include Apple Computer’s iTunes Music Store, Yahoo! Unlimited, RealNetworks, Inc., the provider of the Rhapsody service, Sony Connect, Walmart.com, FYE, Microsoft’s MSN Music service and online music services powered by MusicNet such as AOL Music and Virgin. Other potential competitors such as MTV and Amazon.com have announced their intention to provide competing music distribution services. Internationally we currently compete with OD2 and Puretracks as well as with a number of the other competitors described above.

Our digital music services also face significant competition from “free” peer-to-peer services, such as KaZaA, Morpheus, Grokster and a variety of similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. While the US Supreme Court has recently found that Grokster may violate copyright laws, the court did not establish that such services are necessarily liable for copyright infringement, opting instead for a fact-based analysis of the services’ efforts to promote copyright infringement. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.

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

Digital music services in general are new and rapidly evolving and may not prove to be a profitable or even viable business model.

Digital music services are a relatively new business model for delivering digital media over the Internet. It is too early to predict whether consumers will accept, in significant numbers, digital music services and accordingly whether the services will be financially viable. If digital music services do not prove to be popular with consumers, or if these services cannot sustain any such popularity, our business and prospects would be harmed.

We rely on content provided by third parties, which may not be available to us on commercially reasonable terms or at all.

We rely on third-party content providers, including music publishers and music labels, to offer online music content that can be delivered to users of our digital music services. Rights to provide this content to our customers, particularly publishing rights, are difficult to obtain and require significant time and expense. In order to provide a compelling service, we must be able to continue to license a wide variety of music content to our customers with attractive usage rights such as CD recording, output to MP3 players, portable subscription rights and other rights. In addition, if we do not have sufficient breadth and depth of the titles necessary to satisfy increased demand arising from growth in our subscriber base, our subscriber satisfaction will be affected adversely.

Under copyright law we are required to pay licensing fees for compositions embodied in digital sound recordings and for the sound recordings themselves that we deliver in our Napster service. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration proceedings known in the United States as CARP proceedings which are subject to approval by the United States Copyright Office. Past CARP proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. We cannot predict the outcome of any negotiations or CARP proceedings and may elect instead to attempt to directly license compositions for our services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States. The availability of licenses for compositions used in international versions of the services is unclear. Therefore, our ability to negotiate appropriate licenses is uncertain.

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

Our success depends on our digital music service’s interoperability with our customer’s music playback hardware.

In order for our digital music services to be successful, we must design our services to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable MP3 players, PCs and other mobile devices. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our design objectives and to offer a service that is attractive to our customers. Currently, there are a limited number of devices that offer the portable subscription functionality that is required to carry our services. Our software is not compatible with the iPod music player, the current equipment market leader. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, our business will be harmed.

We must provide digital rights management solutions that are acceptable to both content providers and consumers.

We must provide digital rights management solutions and other security mechanisms in our digital music services in order to address concerns of content providers and artists, and we cannot be certain that we can develop, license or acquire such solutions or that content licensors or consumers will accept them. Content providers may be unwilling to continue to support portable subscription services. Consumers may be unwilling to accept the use of digital rights management technologies that limit their use of content, especially with large amounts of free content readily available. Third-party providers of digital rights management software, such as Microsoft, may be unwilling to continue to provide such software to us upon reasonable or any terms. If we are unable to acquire these solutions on reasonable or any terms, or if customers are unwilling to accept these solutions, our business and prospects could be harmed.

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

The success of our digital music services will depend on our ability to develop leading-edge media and digital products and services. Our business and operating results will be harmed if we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenues or gross profits to offset our development and operating costs. We may not timely and successfully identify, develop and market new product and service opportunities.

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

We depend on a number of strategic relationships with third parties to co-market our services. We have entered into co-marketing agreements with infrastructure providers, retailers and other large companies to broaden the distribution of our brand and our services. There is no guarantee that we will be able to renew existing agreements or enter into new agreements on acceptable terms, or at all. If we cannot maintain existing strategic relationships or enter into new relationships, our ability to market our services will be harmed.

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

The growth of our business depends on the continued growth of the Internet as a medium for media consumption, communications, electronic commerce and advertising. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information and entertainment and as a vehicle for commerce in goods and services. Any advertising—supported service we launch will compete with traditional advertising media, such as print, radio and television, for a share of advertisers’ total advertising budgets. If the Internet were not perceived as an effective advertising medium, any advertising-supported business will be harmed. Our success also depends on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium. We believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service and necessary increases in bandwidth availability, remain largely unresolved and may affect the amount and type of business that is conducted over the Internet, and may impact our ability to sell our products and services and ultimately impact our business results and prospects.

If broadband technologies do not become widely available or widely adopted, our digital music services may not achieve broad market acceptance, and our business may be harmed.

We believe that increased Internet use and especially the increased use of media over the Internet may depend on the availability of greater bandwidth or data transmission speeds (also known as broadband transmission). If broadband technologies do not become widely available or widely adopted, our digital music services and proposed web-based initiative may not achieve broad market acceptance and our business and prospects could be harmed.

More consumers are utilizing non-PC devices to access digital content, and we may not be successful in developing versions of our products and services that will gain widespread adoption by users of such devices.

In the coming years, the number of individuals who access digital content through devices other than a personal computer, such as personal digital assistants, cellular telephones, television set-top devices, game consoles and Internet appliances is expected to increase dramatically. Manufacturers of these types of products are increasingly investing in media-related applications, but development of these devices is still in an experimental stage and business models are new and unproven. If we are unable to offer our services on these alternative non-PC devices, we may fail to capture a sufficient share of an increasingly important portion of the market for digital media services or our costs may increase significantly.

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

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of service introductions;

•	seasonal fluctuations in sales of our prepaid cards as well as other products and services;

•	potential declines in selling prices of music as a result of competitive pressures;

•	changes in the mix of our revenues represented by our various services;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as the music industry, on which we are particularly dependent;

•	foreign currency exchange rate fluctuations;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses; and

•	expenses incurred in connection with the development of our digital music distribution services.

We depend on key personnel who may not continue to work for us.

Our success substantially depends on the continued employment of certain executive officers and key employees, particularly Christopher Gorog, our Chief Executive Officer. The loss of the services of these key officers and employees could harm our business. If any of these individuals were to leave our company, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

If we fail to manage expansion effectively, we may not be able to successfully manage our business, which could cause us to fail to meet our customer demand or to attract new customers, which would adversely affect our revenue.

Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We plan to continue to increase the scope of our digital music operations domestically and internationally. In addition, we plan to continue to hire a significant number of employees in the next twelve months for the development of new products and services. This anticipated growth in future operations will place a significant strain on our management resources.

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

Previous acquisitions have resulted in significant expenses, including amortization of purchased technology, charges for in-process research and development and amortization of acquired identifiable intangible assets, which are reflected in operating expenses. Total amortization of acquired intangible and purchased technology assets in ongoing operations was $2.1 million in the fiscal year ended March 31, 2005, and $337,000 and $1.3 million in the three and nine month periods ended December 31, 2005, respectively. Additional acquisitions and any additional impairment of the value of purchased assets could have a significant negative impact on future operating results.

A significant portion of the revenues from our digital music service is derived from international revenues. Economic, political, regulatory and other risks associated with international revenues and operations could have an adverse effect on our revenues.

Because we operate worldwide, our business is subject to risks associated with doing business internationally. International net revenues did not account for a significant percentage of our net revenues prior to the sale of our consumer software division; however, revenues from international operations represent a substantial portion of our total net revenues from our digital music service. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues as we expand our Napster service abroad and enter into joint venture arrangements with international partners such as Tower Records Japan, Inc. Accordingly, our future revenues could decrease based on a variety of factors, including:

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

Although we currently anticipate that our available funds and expected cash flows from operations will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We expect to experience operating losses from the digital music service in at least the short-term. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. There is a risk that in the future we may identify internal control deficiencies that suggest that our controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance its operations.

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

We are in the process of completing a corporate restructuring to close the overseas operations of certain dormant subsidiaries of our former consumer software division. We plan to repatriate our cash from these foreign subsidiaries to the United States. We may incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position.

The asset purchase agreement with Sonic exposes us to contingent liabilities.

Under the asset purchase agreement with Sonic, we have retained various liabilities relating to the consumer software division and have agreed to indemnify Sonic under certain circumstances, such as if we breach our representations and warranties contained in the asset purchase agreement and for other matters, including all liabilities retained by us under that agreement. For example, an indemnification claim by Sonic might result if we breach or default on any of our representations about the assets comprising our consumer software division. Under the terms of the asset purchase agreement, if claims are made by Sonic, we may be required to expend significant cash resources in defense and settlement of such claims, which may adversely affect our business, results of operations and financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The most recent annual meeting of stockholders was held on October 13, 2005. Proposals I and II were approved. The results were as follows:

Proposal I

The following directors were elected at the meeting to serve a three-year term as directors:

	For	Authority Withheld
Richard Boyko	29,370,634	4,201,383
Philip J. Holthouse	33,133,911	438,106
Robert Rodin	32,887,230	684,787

The following directors’ terms of office continued after the annual meeting of stockholders: Vernon Altman, Wm. Christopher Gorog, Joseph C. Kaczorowski and Brian C. Mulligan.

Proposal II

Ratification of the appointment of PricewaterhouseCoopers LLP as Napster’s independent registered public accounting firm for the fiscal year ending March 31, 2006:

For	Against	Abstain	Broker Non-Vote
33,454,615	87,518	29,884	0

The proposals above are described in detail in Napster’s definitive proxy statement dated July 29, 2005 for the annual meeting of stockholders held on October 13, 2005.

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

NAPSTER, INC. (Registrant)

Date: February 8, 2006	By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer)

	By:	/s/ NAND GANGWANI
Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement between the Registrant and Napster, Inc., Napster Music Company, Inc., and Napster Mobile Company, Inc., dated November 15, 2002 (1)

2.2	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003 (2)

2.3	Amended and Restated Asset Purchase Agreement between the Company and Sonic Solutions, dated December 17, 2004 (3)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant (5)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Napster, Inc. (6)

4.1	Form of Common Stock certificate of the Registrant (3)

4.2	Registration Rights Agreement dated May 17, 2001 between the Registrant and Virgin Holdings, Inc. (7)

4.3	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (6)

4.4	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (8)

4.5	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (5)

4.6	Form of Purchase Agreement dated as of January 13, 2004 by and between Napster and certain Purchasers set forth on the signature page thereto (9)

4.7	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (10)

4.8	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (10)

4.9	Form of Purchase Agreement dated as of January 20, 2005 by and between Registrant and certain Investors (11)

10.1	Joint Venture Operating Agreement dated as of October 14, 2005 between Napster, LLC and Tower Records Japan, Inc., Nikko Principal Investments Japan, Ltd. and Napster Japan, Inc. *

10.2	License Agreement dated as of October 14, 2005 between Napster, LLC and Tower Records Japan, Inc. *

10.3	Amended and Restated Napster, Inc. 2001 Stock Plan (12)

10.4	Form of Director Restricted Stock Award Agreement (12)

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2002.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2004.
(4)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 29, 2001.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2005.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 28, 2005.

*	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.