Form 10-K
period 2006-03-31
NAPSTER INC
filed 2006-06-09
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

March 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

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

As of June 1, 2006, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $144 million. For this computation, Napster has excluded the market value of all common stock beneficially owned by all executive officers and directors of Napster as a group. As of June 1, 2006, the number of outstanding shares of common stock of the registrant was approximately 44,915,547.

NAPSTER, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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

The name “Napster”, our tagline, Napster.com, Napster Light, Napster To Go, NapsterLinks, Narchive and Napster Mobile are trademarks of Napster, Inc. or its subsidiaries in the United States and/or other countries. Other trademarks and tradenames appearing in this annual report are the property of their respective holders.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2006 annual meeting of stockholders, to be held on September 21, 2006, have been incorporated by reference into Part III of this annual report.

ii

PART I

ITEM 1.	BUSINESS

Napster, among the most recognized brands in digital music, is a leading provider of online music for the consumer market. Our digital music distribution services enable fans to sample, listen to and purchase from one of the world’s largest and most diverse online music catalogues utilizing a secure and legal platform. Napster users have access to songs from all major labels and hundreds of independent labels, and have many ways to discover, share and acquire new music and old favorites.

On May 1, 2006 we launched the new Napster.com, the only legal, advertising-supported service that offers free, on-demand listening without monthly restrictions. This free music site allows members in the United States to listen to nearly every song in Napster’s more than 2 million song subscription catalog five times each for free anywhere on the web without downloading any software. Napster.com members outside the United States enjoy free access to 30 second clips of these tracks.

For those consumers who want access to unlimited music, including the ability to download music with high quality sound, enjoy their music in an advertising-free environment and access many features including radio, Billboard charts and many community features, we continue to offer Napster and Napster to Go subscriptions for use on the PC or portable devices. The paid Napster service is also currently available in Canada, the United Kingdom and Germany. We expect to launch our paid service in Japan through our joint venture with Tower Records in fiscal 2007.

Napster is headquartered in Los Angeles with sales offices in London and Frankfurt.

Until December 17, 2004, Napster was known as “Roxio, Inc.”, and we operated our business in two divisions, the consumer software division (“CSD”) and the online music distribution division, also known as the Napster division.

On December 17, 2004, we completed the sale of substantially all of the assets and liabilities of CSD to Sonic Solutions, a California corporation (“Sonic”), including all of the capital stock of certain international subsidiaries. Sonic paid us a total of $74.7 million in cash and 653,837 shares of Sonic common stock, valued at approximately $13.6 million as of the closing date. We are using the proceeds for general working capital purposes and to operate and expand our Napster business.

Since the sale of CSD, we have focused exclusively on our online music distribution business under the Napster brand and, since January 3, 2005, have been traded on the Nasdaq Stock Market under the symbol “NAPS”.

Napster was incorporated in Delaware in August 2000. We maintain executive offices and principal facilities at 9044 Melrose Avenue, Los Angeles, California 90069. Our telephone number is 310-281-5000.

Industry Background

Consumers are fundamentally changing the way that they interact with content, as traditional methods of delivery are being rapidly replaced by newer digital technologies that offer a much greater degree of freedom and flexibility. This trend has been fueled by the rapid growth of Internet usage by consumers, particularly as a result of broadband connections that enable content to be transferred securely at much higher speeds, and a number of powerful new technologies for compressing and sharing digital content using a personal computer. The playback and enjoyment of content obtained over the Internet is not limited to the PC. Content can be “burned” to CDs easily and affordably, or transferred to a growing number of portable consumer devices, including MP3 players, cell phones, and digital media devices for the living room. The increasing adoption of portable digital players further increases the demand for content as consumers look to “fill up” their players with music, personal photos and videos. Consumers are embracing technologies and services that allow them to conveniently obtain, manage and move digital content in an easy and affordable manner.

The growth of consumer Internet connectivity, particularly broadband, has increased consumer access to digital media.

Broadband Internet connections enable consumers to transfer data more quickly than on traditional dial-up connections. Data transfer speed becomes increasingly important as the size of the information being transferred grows. JupiterResearch forecasted swift broadband adoption over the next few years, reaching nearly 80 percent of United States online households by 2010, in its report entitled “U.S. Broadband Forecast, 2005 to 2010”. We believe that this trend, along with other new technologies, will improve consumers’ access to digital media. As digital media to consumers’ PCs via the Internet increases, we believe that consumers will continue to seek products and services that help them quickly and easily find and access content, manage their own collection of digital assets, and help them move their personal collection from their PCs to other media such as CDs, DVDs and digital entertainment devices, including portable MP3 players and cell phones.

Portable MP3 players have proliferated and their use has increased.

Many users are playing back digital music, spoken word and video content via consumer electronics devices such as portable MP3 players. The market for portable MP3 players is rapidly expanding. According to Jupiter Research’s “Portable Media Players” report dated August 2005, in the United States the portable MP3 player market is expected to grow from a 15.2 million installed base in 2004 to a projected base of 51.4 million players in 2006. Since fall 2004, a number of device manufacturers, including most of the major mobile phone manufacturers, have incorporated, or announced that they plan to incorporate, Microsoft’s Windows Media Digital Rights Management 10 technology (“WMDRM10”) into portable MP3 players and mobile phones. WMDRM10 technology allows users to extend their online music subscriptions to their portable MP3 players and mobile phones, providing them greater flexibility in the use of their music collections.

The use of these devices has created demand for services that can provide permanent or limited access to content to “fill” these devices.

The growth in broadband penetration and portable electronic device usage (for example MP3 players and cell phones) is driving growth in the online music industry.

Consumer demand for downloadable digital content, such as compressed audio files, has given rise to independent music web sites and subscription services. IDC estimates that United States purchases of downloadable digital music, including subscriptions, will exceed $1.5 billion by 2009.

Online advertising has increased in recent years and is expected to continue to grow.

With increased adoption of the Internet, many companies have correspondingly increased their advertising dollars to the online medium as another means of reaching their target markets. This trend is expected to continue as online advertising spending becomes a greater percentage of total advertising expenditures. According to Parks Associates, the United States online advertising market is expected to grow from 5% of the total advertising market in 2004 to 10% in 2010.

Our Solution and Products

On May 1, 2006 we launched the new Napster.com, the only legal, advertising supported service that offers free, on-demand listening without monthly restrictions. Our free music service in the United States allows members to listen to nearly every song in Napster’s more than 2 million song subscription catalog five times each for free anywhere on the web without downloading any software. In addition, Napster.com now also provides the following consumer features/products:

•	NapsterLinks is a tool that empowers music fans to share legal music across the web by easily adding links to free Napster music to anything they create on web sites, blogs and instant messages; and

•	Narchive is an interactive home for comprehensive music information that actively documents the ever-expanding history of music through contributions from music authorities, as well as from music fans.

Our paid music subscription services, Napster and Napster To Go, provide consumers in the United States with unlimited, high fidelity, access to over 2,000,000 tracks for monthly fees of $9.95 and $14.95, respectively. Napster subscribers enjoy unlimited access to CD-quality music on up to three computers and have access to over 50 interactive radio stations, extensive community features, message boards, historical Billboard chart information and enhanced programming. Napster To Go subscribers can transfer an unlimited amount of music from Napster to their choice of over 65 compatible MP3 players for the entire term of their subscription without having to purchase individual tracks and albums a la carte. In addition, all Napster subscribers enjoy community features, such as the ability to send song links to friends, and our subscribers can browse other subscribers’ published collections. We also offer Napster and Napster To Go in Canada, Germany and the United Kingdom at fees that are based on the local currency and vary accordingly. The feature sets and track availability in these countries vary slightly from the United States.

In addition to our Napster and Napster To Go offerings, we provide a separate download music store, called Napster Light, where customers who are not subscribers (including users of Napster.com) can purchase individual tracks for $0.99 each or albums starting at $6.95. These tracks can be “burned” to a CD or transferred to an MP3 player. Napster’s United States catalogue of available music exceeds two million tracks, and all content is licensed from major music companies, including EMI Recorded Music, Sony BMG, Universal Music Group and Warner Music Group, as well as numerous independent labels, on a non-exclusive basis.

We also have announced agreements with Ericsson, a leading telecommunications supplier, and SunCom Wireless, a leading provider of wireless phone service in the Southeast United States, under which we expect to make Napster Mobile available during fiscal 2007.

Our Strategy

Our objective is to become the leading global provider of consumer digital music services. We intend to pursue the following key strategic initiatives to accomplish our objective:

Drive Traffic to Napster.com as a means to Generate Ad Revenue and Reduce our Subscriber Customer Acquisition Cost

We have embarked on a fully integrated marketing program and communication strategy in the United States with the goal of driving consumers to Napster.com. By bringing consumers to the website with the offer of free music, we anticipate that unique monthly visitors, and the corresponding page views generated through exploration of the free website and playing free music, will increase. This increased traffic is expected to generate advertising revenues. Additionally, after consumers are exposed to full length music, rather than 30 second clips, and reach their five song maximum, we expect that many will choose to subscribe to the paid Napster service and/or purchase the music track. New paying customers who originate through Napster.com will cost us substantially less to obtain than customers we have acquired in the past. We also expect to bring consumers to Napster.com through the creation of NapsterLinks on third party web sites, blogs and social networking sites. These links can be created by any consumer and enable the recipient to click and listen to the named track. The proliferation of these links throughout the Web is expected to increase consumer awareness of Napster.com and increase visitors on the free music web site.

Continue to Innovate by Investing in New Services and Technologies

We plan to continue to innovate by investing in product development to improve our services, expand the breadth of our service offerings, and maintain compatibility with popular technology standards. A significant focus of our future development efforts will continue to be on free music and portable subscriptions. We plan to provide free music listeners increased functionality and to enable paid subscribers to enjoy their subscriptions on an increased number of and variety of devices including cell phones, a fast growing segment of the portable device market. In addition, we intend to market our core service offerings along with related products and services that support our offerings, add to the richness of the consumer experience and provide additional revenue.

Continue to Pursue and Execute Strategic Partnerships

We intend to enter into additional strategic partnerships with the goal of delivering the best experience for consumers. Strategic partnerships allow us to enhance, expand upon and complement our product offerings and increase our distribution by joining with companies that have significantly greater resources and specific expertise than we do. To date, we have entered into strategic partnerships with technology companies (Ericsson, Microsoft, Intel), hardware companies (iRiver, Dell, Samsung, Gateway, Toshiba), retailers (Tower Records Japan, Best Buy, Radio Shack, Dixons Group, The Link, PC World, Currys), and others.

Sales, Marketing and Support

In the United States, we have embarked on an integrated marketing program and communication strategy with the goal of increasing the number of visitors who come to Napster.com. This marketing program focuses online, where we can most cost effectively reach the age 18-34 target audience, as well as the strategic use of print, leveraging and building upon our leading university/college programs and establishing a strong Napster presence at relevant music events.

In the United Kingdom and Germany, we continue to market our paid Napster service directly to consumers through an integrated offline and online marketing program, consistent with the existing strong awareness and perception of the Napster brand. The marketing message is focused on our subscription service, which differentiates our offering from many of our competitors. Offline marketing channels include television and print advertising. Our online marketing program includes advertising placements on a number of web sites (including affiliate partners) and search engines. We have not launched or begun marketing an advertising supported free music service in Europe.

We enter into partner programs directly with PC and MP3 player manufacturers, whereby our paid Napster music service and/or software comes either preloaded on the hard drive (in the case of PCs) or in the device box (in the case of MP3 players). We also have relationships with a number of direct-to-consumer retailers, such as Best Buy in the United States and Dixon’s in the United Kingdom. The nature of these relationships range from the sale of Napster retail products, such as prepaid download cards, to more extensive promotions, including inclusion in the retail chain’s own advertising efforts, special promotions and in-store displays These relationships include a number of components, such as store placement via permanent displays, inclusion in the retail chain’s own advertising efforts (such as Sunday circulars), salespeople training, and sales of Napster retail products such as prepaid download cards, subscription CDs and free trial offers.

Our advertising and promotional efforts will continue to focus on building the Napster brand and aggressively supporting our new product launches, such as Napster.com.

Product Development

With the acquisition of Napster, LLC (formerly known as Pressplay) in May 2003, we acquired considerable in-house engineering skill in the areas of digital media delivery, content management, and digital rights management. Along with skilled additional engineering resources, we now have (i) a distribution system tailored to manage digital media files and the associated metadata and associated usage rights; (ii) a scalable e-commerce and media delivery infrastructure, which can support a range of business models for the delivery of digital music including a la carte and subscription services; and (iii) a digital rights management platform, which provides security for the digital media assets, as well as the ability to tailor usage rights and offerings to end consumers. The digital rights management capability has recently been extended to support portable subscriptions—the ability to download an unlimited amount of content to a set number of portable devices, and to continue to allow users access to that content as long as they continue to pay their subscription fee.

Research and development expenses for our Napster business totaled $13.1 million in the year ended March 31, 2006 (“fiscal 2006”) and $12.1 million in the year ended March 31, 2005 (“fiscal 2005”).

Customers

Our online music services are offered directly to end users by us through our website, affiliate network and universities that have procured site licenses. We also sell prepaid cards through our retail partners and bundle our services with OEM partners, such as iRiver, Dell, Creative Labs and Samsung. We have licensed certain merchandising rights to select third parties and expect to continue to do so in the future.

Competition

The markets we are targeting are highly competitive, and we expect competition to increase in the future. Increased competition may result in price reductions and loss of market share, which could reduce our future revenues and otherwise harm our business. Primary competitors for online music services include Apple Computer’s iTunes Music Store, RealNetworks, Inc.’s Rhapsody, Yahoo! Unlimited, MTV’s Urge, Sony Connect, and AOL Music Now. Other competitors include online and offline retailers such as Amazon.com and WalMart, satellite radio providers such as XM and Sirius, and mobile operators such as Verizon’s V-cast service and Sprint’s Music Store. Finally, our online music distribution services also compete against “free” peer-to-peer services, as well as traditional retail music distributors.

We believe that the principal competitive factors affecting the market for our services include programming, features, price and performance, quality of customer support, compatibility with popular hardware devices and brand. We believe that we compete more favorably than many of our current competitors with respect to some or all of these factors. However, we may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater resources. For example, many of our competitors in the online music distribution industry have significantly more resources than we do, including exclusive access to music content, and some of these competitors may be able to leverage their experience in providing online music distribution services or similar services to their customers in other businesses. Some of these competitors have offered and will likely continue to offer services at a lower price than we do.

Intellectual Property

Our success and ability to compete depend substantially upon our intellectual property. As of June 1, 2006, we have 25 pending United States and foreign patent applications. These applications cover online music distribution functionality and peer-to-peer technology. We currently have seven United States and foreign patents issued, with terms ending in 2017 through 2026.

Employees

As of March 31, 2006, Napster had 145 employees, of which 12 provide support to the online music service (maintaining content and providing customer care), 32 were in sales and marketing, 63 were in engineering and product development and 38 were in finance, administration and operations.

Our future performance depends, in significant part, upon our ability to attract new personnel and retain existing personnel in key areas including engineering, technical support and sales. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Investor Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically. We also maintain a Web site at www.napster.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Web site. The information on our website shall not be deemed incorporated by reference in or otherwise a part of this report.

ITEM 1A.	RISK FACTORS

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

Our digital music distribution business has a limited operating history and a history of losses and may not be successful.

On May 19, 2003, we acquired substantially all of the ownership interests of Napster, LLC (f/k/a Pressplay). We used the Pressplay-branded service as a technology platform to roll-out our online music services division in October 2003. The business models, technologies and market for digital music services are new and unproven. Prior to our acquisition of Napster, LLC, consumer adoption and usage of the Pressplay-branded service had not been significant. On December 17, 2004, we completed the sale of our consumer software division to Sonic Solutions and have subsequently focused our business exclusively on paid digital music distribution and our recently launched advertising-supported music website, under the Napster brand. You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development.

Our digital music distribution business has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and will likely continue to experience net losses thereafter. No assurance can be made that our paid Napster service or the free music service will ever contribute net income to our statement of operations. During the period beginning April 1, 2003, just prior to our acquisition of Pressplay in May 2003, through March 31, 2006, we incurred approximately $155.7 million of after tax losses from continuing operations.

The success of our paid Napster service depends upon our ability to add new subscribers and reduce churn.

We cannot assure you that we will be able to attract new subscribers to the paid Napster service or that existing subscribers will continue to subscribe. Existing subscribers may cancel their subscriptions to the paid Napster service for many reasons, including a perception that they do not use the services enough to justify the expense or that the service does not provide enough value, or availability of content relative to our competition. The early stages of subscription services such as ours are characterized by higher than normal churn rates and customer acquisition cost. If we are unable to reduce these two factors we may be unable to achieve a profitable business model. In addition, there is significant seasonality in our subscriber numbers due to our university program and softness in customer acquisition during the summer months when consumers spend less time online. Students who subscribe to the paid Napster service generally only do so during the school year when the school is paying for their subscriptions and most of the students do not maintain such subscriptions during the summer in between school terms. If we do not continue to increase the total number of subscribers each quarter, our operating results will be adversely impacted.

Our future success will depend on advertising revenues to grow our business and obtain profitability, and if advertising revenues were to fail to grow as expected, our results of operations and business would be harmed.

Revenues from advertising are important to the future success of our business. Advertising revenues are based on the number of page views by visitors to the Napster.com Web site. If our free music service, including Narchive, fails to attract and retain visitors, our revenues will not grow as expected. Most advertisers currently spend only a small portion of their advertising budgets on Internet advertising. There are also significant lead times associated with securing these advertising dollars. Furthermore, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we fail to persuade potential advertisers to spend a portion of their budget on advertising with us, or if advertising spending declines due to general economic conditions or the failure of the Internet to be an effective advertising medium, our business and revenues could be adversely affected. In addition, sales of advertisements occur under short-term contracts, which are difficult to forecast accurately. Advertisers generally have the right to cancel an advertising campaign on short notice without penalty. Accordingly, the cancellation or deferral of advertising agreements could have a material adverse effect on our financial results.

We experience fluctuations in our quarterly operating results, which may cause our stock price to decline.

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of service introductions;

•	seasonal fluctuations in sales of our prepaid cards, university subscriptions, and bundled hardware promotions, as well as other products and services;

•	potential declines in selling prices of music as a result of competitive pressures;

•	changes in the mix of our revenues represented by our various services;

•	fluctuations in traffic levels on our Web sites, which can be significant as a result of business, financial and other news events;

•	fluctuating and unpredictable demand for advertising on our Web sites as well as on the Web in general;

•	reductions in rates paid for Web advertising resulting from softening demand, competition, or other factors;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as the music industry, on which we are particularly dependent;

•	foreign currency exchange rate fluctuations;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses; and

•	expenses incurred in connection with the development of our digital music distribution services.

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

Our paid Napster service faces significant competition from traditional retail music distributors, as well as online retailers such as Amazon.com. These retailers may include regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order, record clubs, independent operators and online physical retail music distributors, some of which have greater financial and other resources than we do. To the extent that consumers choose to purchase media in non-electronic formats, it may reduce our sales, reduce our gross margins, increase our operating expenses and decrease our profit margins in specific markets.

Our digital music distribution services competitors currently include Apple Computer’s iTunes Music Store, AOL Music Now, RealNetworks, Inc., the provider of the Rhapsody service, MTV’s Urge, Sony Connect, Walmart.com, FYE, Microsoft’s MSN Music service and online music services powered by MusicNet such as Yahoo! Music Unlimited, MTV’s Urge, Virgin, V-cast and Sprint. Other potential competitors such as Amazon.com have announced their intention to provide competing music distribution services. Internationally we currently compete with OD2, Puretracks, Music Store and Vodafone’s music offerings, as well as with a number of the other competitors described above.

Our digital music distribution business also faces significant competition from “free” peer-to-peer services, such as KaZaA, Morpheus, Grokster and a variety of similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. While the U.S. Supreme Court has recently found that Grokster may violate copyright laws, the court did not establish that such services are necessarily liable for copyright infringement, opting instead for a fact-based analysis of the services’ efforts to promote copyright infringement. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.

Our advertising-supported music website competes, directly and indirectly, for advertisers, viewers, members, and content providers with publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to music, many of which have established or may establish websites, such as MTV. We also face intense competition from general purpose consumer online services such as Yahoo, MSN and Google, each of which provides access to music-related content and services and from websites targeted to music related content, such as Yahoo and myspace.com. Finally, we compete directly for content and for users of our advertising-supported website from community-generated information websites that include music-related content, such as Wikipedia.

Many of our competitors have significantly more resources than we do, and some of our competitors may be able to leverage their experience in providing digital music distribution services or similar services to their customers in other businesses. We or our competitors may be able to secure limited exclusive rights to content from time to time. If our competitors secure significant exclusive content, it could harm the ability of our online music services to compete effectively in the marketplace.

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

We rely on third-party content providers, including music publishers and music labels, to offer online music content that can be delivered to users of our digital music distribution services. Rights to provide this content to our customers, particularly publishing rights, are difficult to obtain and require significant time and expense. In order to provide a compelling service, we must be able to continue to license a wide variety of music content to our customers with attractive usage rights such as CD recording, output to MP3 players, portable subscription rights and other rights. In addition, if we do not have sufficient breadth and depth of the titles necessary to satisfy increased demand arising from growth in our subscriber base, our subscriber satisfaction will be affected adversely.

Under copyright law we are required to pay licensing fees for compositions embodied in digital sound recordings and for the sound recordings themselves that we deliver in our Napster service. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory publishing licenses where voluntary negotiations are unsuccessful, by a copyright royalty board (“CRB”), an administrative judicial proceeding supervised by the United States Copyright Office. Past copyright proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. We cannot predict the outcome of any negotiations or CRB proceedings. We may also elect to attempt to directly license compositions for our services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States. The availability of licenses for compositions used in certain international versions of the services is unclear. Therefore, our ability to negotiate appropriate licenses is uncertain.

Voluntarily negotiated rates for mechanical licenses with respect to streaming and conditional digital downloads with the Harry Fox Agency and National Music Publishers Association have not been agreed to, and we are currently operating under a standstill agreement until such rates are negotiated. No final agreement has been reached with performing rights societies such as ASCAP or BMI regarding whether digital downloads constitute public performances of copyrighted works that would trigger payment of public performance royalties. In addition to certain other negotiations, European Union and Canadian tribunals are in process, which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these negotiations and proceedings will also likely affect our business in ways that we cannot predict. Napster accrues for the cost of these fees, based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. If the final agreed rates differ significantly from management’s estimate, the actual amount paid and expensed could differ materially from the recorded amounts.

Our success depends on our digital music distribution service’s interoperability with our customer’s music playback hardware.

In order for the paid Napster service to be successful, we must design our service to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable MP3 players, cell phones, PCs and other mobile devices. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our design objectives and to offer a service that is attractive to our customers. Currently, there are a limited number of devices that offer the portable subscription functionality that is required to support our Napster To Go service. Our software is not compatible with the iPod music player, the current equipment market leader. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, our business will be harmed.

We may not successfully develop new products and services.

The success of our digital music distribution services will depend on our ability to develop leading-edge media and digital distribution products and services. Our business and operating results will be harmed if we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenues or gross profits to offset our development and operating costs. We may not timely and successfully identify, develop and market new product and service opportunities.

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

We depend on a number of strategic relationships with third parties to co-market our services. We have entered into co-marketing agreements with infrastructure providers, retailers and other companies to broaden the distribution of our brand and our services. There is no guarantee that we will be able to renew existing agreements or enter into new agreements on acceptable terms, or at all. If we cannot maintain existing strategic relationships or enter into new relationships, our ability to market our services will be harmed.

In addition, because of the rapidly evolving nature of digital music distribution and our short history of operations, we often enter into strategic agreements where the financial impact on our business and operations is uncertain. We cannot guarantee that any of these agreements will result in the desired benefits to our business or result in significant additional revenue.

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

Our success substantially depends on the continued employment of certain executive officers and key employees, including, in particular, Christopher Gorog, our Chief Executive Officer. The loss of the services of these key officers and employees could harm our business. If any of these individuals were to leave our company, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

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

A significant portion of the revenues from our paid Napster service is derived from international revenues. Economic, political, regulatory and other risks associated with international revenues and operations could have an adverse effect on our revenues.

Because we operate worldwide, our business is subject to risks associated with doing business internationally. International net revenues did not account for a significant percentage of our net revenues prior to the sale of our consumer software division; however, revenues from international operations have represented a significant portion of our total net revenues from our digital music distribution business. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues as we expand our Napster service abroad and enter into joint venture arrangements with international partners such as Tower Records Japan, Inc. Accordingly, our future revenues could decrease based on a variety of factors, including:

•	disputes with joint venture partners;

•	mismanagement or fraud by joint venture partners;

•	changes in foreign currency exchange rates;

•	seasonal fluctuations in sales of our prepaid cards as well as other products and services;

•	changes in a specific country’s or region’s political or economic condition, particularly in emerging markets;

•	unexpected changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	trade protection measures and import or export licensing requirements;

•	potentially adverse tax consequences including changes to the VAT collection scheme;

•	difficulty in managing widespread sales operations; and

•	less effective protection of intellectual property.

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

We may be subject to legal liability for online services.

Our free music service allows individuals and businesses to post content, advertise products and services, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally. Claims have been threatened and have been brought against similar website owners for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that such websites provide links to or that may be posted online or generated by users. We may be subject to similar actions in domestic or other international jurisdictions in the future. Although we generally will obtain representations as to the origin and ownership of content licensed from third parties and generally will obtain indemnification from these third parties to cover a breach of any such representation, we may not receive representations or indemnification that are sufficient to cover all liability relating to the third-party content. Our defense of any such actions could be costly and involve significant time and attention of our management and other resources.

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

We depend on software from third parties to deliver and to track and measure the delivery of advertisements and it could be difficult to replace these services.

It is important to our future success that we are able to effectively deliver our advertisers’ advertisements and it is important to our advertisers that we accurately measure the delivery of such advertisements on our websites. We depend on third-party software to provide these measurement and delivery services. If these third parties are unable to provide these services in the future, we would be required to perform them ourselves or obtain them from other providers. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. Companies may not advertise on our websites or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

We may need additional capital, and we cannot be sure that additional financing will be available.

Although we currently anticipate that our available funds and expected cash flows from operations will be sufficient to meet our cash needs for at least the next twelve months, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We expect to experience operating losses from the digital music distribution business in at least the short-term. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

Technology companies like ours have a history of using broad-based employee stock option programs to hire, provide incentives to and retain our workforce in a competitive marketplace. We have elected to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), to account for stock options. Accordingly we generally have not recognized any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revises the previously effective SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The effective date of the standard for public companies is for the first annual reporting periods beginning after June 15, 2005. We will adopt SFAS No. 123(R) effective April 1, 2006 and expect it to have an adverse impact on our consolidated statements of operations and net income (loss) per share.

We are subject to risks associated with governmental regulation and legal uncertainties.

Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain United States export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states, and local jurisdictions and other countries with respect to the Internet. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, prepaid card expiration, escheatment, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and/or different regulations than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulations.

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

There are a large number of legislative proposals before the United States Congress and various state legislatures regarding intellectual property, digital rights management, copy protection requirements, privacy, email marketing and security issues related to our business. Furthermore, as part of our regular business activities now, and in the past, we engage in the issuance of gift cards redeemable for our services. It is possible that money received by us for the sale of gift cards could be subject to state and federal escheat, or unclaimed property, laws in the future. If this were the case, our business could be adversely impacted. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registration and revenue, and influence how and whether we can communicate with our customers.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. There is a risk that in the future we may identify internal control deficiencies that suggest that our controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance its operations.

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

We hold cash in foreign subsidiaries, which we may repatriate to the United States, and which may result in income taxes that could negatively impact our results of operations and financial position.

We are in the process of completing a corporate restructuring to close the overseas operations of certain dormant subsidiaries of our former consumer software division. We may repatriate our cash from these foreign subsidiaries to the United States. We may incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Our principal executive offices are located in Los Angeles, California. The table below lists our principal leased or licensed facilities as of June 1, 2006.

Location	Description	Approximate Square Footage	Lease Expiration
Los Angeles, California	Corp. Headquarters	15,000	April 2007
San Diego, California	Office	6,150	May 2007

We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available to meet our development and expansion needs on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

Napster and Pressplay have been notified by a number of companies that the Pressplay and Napster digital music services may infringe patents owned by those companies. We are investigating the nature of these claims and the extent to which royalties may be owed to these entities. The ultimate resolution of these claims cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. (“SightSound”) filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549, alleging infringement of certain of its patents by the Napster service. SightSound is demanding monetary damages and injunctive relief. We were served with the complaint in the lawsuit on November 5, 2004. We have answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005 we moved for a stay of the proceedings pending the outcome of our reexamination application. On February 28, 2005, the court granted our motion to stay. On March 22, 2005, SightSound filed a Petition to Cancel certain trademark registrations owned by Napster before the Trademark Trial and Appeals Board (“TTAB”), claiming that we did not acquire the rights to these trademarks when we purchased them through the bankruptcy estate. We believe that this petition is entirely without merit, and it has been stayed by TTAB pending resolution of the litigation in Pennsylvania. On May 19, 2005, we filed a motion with the U.S. Bankruptcy Court for the District of Delaware to reopen the Napster bankruptcy case and enforce the order assigning all of the assets of the former Napster, Inc. (including trademarks and goodwill) to us. On August 23, 2005, an order confirming the sale to us of the Napster trademarks, including goodwill, was granted by the Bankruptcy Court. In or around November 2005, SightSound sold the patents in question to a subsidiary of General Electric for an undisclosed amount. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on our business, results of operations, financial position or cash flows.

On August 5, 2005, Ho Keung Tse filed suit against Apple Computer, Inc., Napster, MusicMatch, Inc., Sony Connect, Inc., Yahoo, Inc. and RealNetworks, Inc. in U.S. District Court for the District of Maryland alleging infringement of U.S. Patent No. 6665797 by the defendants’ respective music distribution services. Mr. Tse is demanding monetary damages and injunctive relief. The defendants have formed a joint defense group, have moved for change of venue, and intend to defend themselves vigorously. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on our business, results of operations, financial position or cash flows.

We are a party to other litigation matters and claims from time to time in the ordinary course of our operations, including copyright infringement litigation for which we are entitled to indemnification by content providers. While the results of such litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our business, financial position, cash flows or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position
Wm. Christopher Gorog	53	Chief Executive Officer and Chairman of the Board of Directors
Bradford D. Duea	37	President
Laura B. Goldberg	38	Chief Operating Officer
Nand Gangwani	38	Vice President and Chief Financial Officer

Wm. Christopher Gorog has served as our chief executive officer and director since September 2000. From September 2000 through May 2003, Mr. Gorog also served as our president. In September 2001, Mr. Gorog was elected chairman of our Board of Directors. From February 1999 to September 2000, Mr. Gorog served as a consultant in the entertainment and media industry, including serving as advisor to J.H. Whitney, an asset management company, in HOB Entertainment, Inc.’s acquisition of Universal Concerts. From November 1995 to February 1999, Mr. Gorog served as president of new business development at Universal Studios, an entertainment company. From January 1995 to November 1995, Mr. Gorog served as executive vice president of group operations at Universal Studios. Mr. Gorog serves on the board of directors of HOB Entertainment, Inc. (aka House of Blues), a North American concert producer and club owner. Mr. Gorog earned a B.A.S. in Telecommunications and Film from San Diego State University.

Bradford D. Duea has served as our president since January 2004. Prior to that, from February 2001 through January 2004, Mr. Duea served in various roles with us, including vice president of business development and vice president of worldwide OEM sales. From January 2000 to February 2001, Mr. Duea served as vice president, corporate development and corporate secretary of People Support, Inc., a provider of electronic customer relationship management solutions. From September 1996 to January 2000, Mr. Duea was an associate of O’Melveny & Myers LLP, a law firm. Mr. Duea holds a B.A. in Law and Society from the University of California at Santa Barbara, an M.B.A. in Finance and International Business from the University of Southern California, and a J.D. from the University of San Diego.

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

Price Range of Common Stock

Our common stock is listed on the Nasdaq National Market under the symbol “NAPS”. The approximate number of holders of record of our common stock as of June 1, 2006 was 820.

Our common stock was first listed on the Nasdaq National Market on May 4, 2001. The range of high and low sales prices of our common stock, as reported by the Nasdaq National Market System, for fiscal 2005 and 2006 is as follows:

Quarter Ended	High	Low
June 30, 2004	$5.35	$3.83
September 30, 2004	$5.36	$3.35
December 31, 2004	$10.40	$5.01
March 31, 2005	$10.20	$6.20
June 30, 2005	$7.55	$3.75
September 30, 2005	$5.40	$3.85
December 31, 2005	$4.25	$2.95
March 31, 2006	$4.95	$2.95

ITEM 6.	SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The following selected consolidated financial data of Napster reflect our historical operating results and balance sheet data. Our consolidated statement of operations data set forth below for the years ended March 31, 2006, 2005, 2004, 2003 and 2002 and the consolidated balance sheet data as of March 31, 2006, 2005, 2004, 2003, and 2002 are derived from consolidated financial statements. The audited consolidated statements of operations for the years ended March 31, 2006, 2005 and 2004 and the audited consolidated balance sheets as of March 31, 2006 and 2005 are included elsewhere in this annual report. This selected historical consolidated financial data is not necessarily indicative of our future performance and should be read in conjunction with those financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere in this annual report.

The following selected financial information reflects our online music division as a continuing operation and our previously owned consumer software division as a discontinued operation. In addition, the financial information for part of the fiscal year ended March 31, 2002 was carved out from Adaptec’s consolidated financial statements and thus did not necessarily reflect what our financial position and operating results would have been had we operated as a separate, stand-alone entity during that fiscal year.

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Net revenues	$94,691	$46,729	$11,964	$—	$—
Cost of revenues(1)	69,208	37,550	10,530	—	—

Gross margin	25,483	9,179	1,434	—	—

Operating expenses:
Research and development(1)	13,137	12,112	11,952	—	—
Sales and marketing(1)	51,741	39,249	15,701	—	—
General and administrative(1)	20,881	23,953	22,055	18,591	17,073
Restructuring charges	—	—	1,119	—	—
Amortization of intangible assets	1,265	1,936	2,172	666	—

Total operating expenses	87,024	77,250	52,999	19,257	17,073

Loss from continuing operations	(61,541)	(68,071)	(51,565)	(19,257)	(17,073)
Loss from unconsolidated entity	(289)	—	—	—	—
Other income, net	2,811	1,091	634	914	1,154

Loss before income tax benefit	(59,019)	(66,980)	(50,931)	(18,343)	(15,919)
Income tax benefit	1,160	15,547	4,515	7,182	6,130

Loss from continuing operations, after income taxes	(57,859)	(51,433)	(46,416)	(11,161)	(9,789)
Income (loss) from discontinued operations, net of tax effect	2,914	21,927	2,003	(489)	12,015

Net income (loss)	$(54,945)	$(29,506)	$(44,413)	$(11,650)	$2,226

Earnings per share:
Net loss per share from continuing operations
Basic and diluted	$(1.35)	$(1.43)	$(1.69)	$(0.57)	$(0.57)

Net income (loss) per share from discontinued operations
Basic and diluted	$0.07	$0.61	$0.07	$(0.03)	$0.70

Net income (loss) per share
Basic and diluted	$(1.28)	$(0.82)	$(1.62)	$(0.60)	$0.13

Weighted average shares used in computing net loss per share
Basic and diluted	42,989	36,065	27,496	19,477	17,216

(1) Amounts reported include stock-based compensation expense as follows (in thousands):
	Year Ended March 31,
	2006	2005	2004	2003	2002
Cost of revenues	$5	$—	$—	$—	$—
Research and development	164	5	12	—	—
Sales and marketing	74	34	54	—	—
General and administrative	699	637	838	773	754

	$942	$676	$904	$773	$754

	March 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$74,406	$131,535	$35,373	$45,451	$53,404
Total assets	155,541	220,882	201,987	157,134	162,836
Long-term obligations(2)	17	30	68	5,490	921
Total owner’s net investment/stockholders’ equity	115,773	171,393	143,020	114,831	121,390

(2)	Consisting of long term capital lease and debt obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this annual report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Item IA, “Risk Factors”, and elsewhere in this annual report.

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

Executive Summary

Napster, among the most recognized brands in online music, is a leading provider of digital music for the consumer market. Our digital music distribution services enable fans to sample, listen to and purchase from one of the world’s largest and most diverse online music catalogues utilizing a secure and legal platform. Napster users have access to songs from all major labels and hundreds of independent labels, and have many ways to discover, share and acquire new music and old favorites.

On May 1, 2006 we launched the new Napster.com, the only legal, advertising-supported service that offers free, on-demand listening without monthly restrictions. This free music site allows members in the United States to listen to nearly every song in Napster’s more than 2 million song subscription catalog five times each for free anywhere on the web without downloading any software. Napster.com members outside the United States enjoy free access to 30 second clips of these tracks.

For those consumers who want access to unlimited music, including the ability to download music with high quality sound, enjoy their music in an advertising-free environment and access many features including radio, Billboard charts and many community features, we continue to offer Napster and Napster To Go subscriptions for use on the PC or portable devices. The paid Napster service is also currently available in Canada, the United Kingdom and Germany. We expect to launch our paid service in Japan through our joint venture with Tower Records in fiscal 2007.

Napster is headquartered in Los Angeles with sales offices in London and Frankfurt.

Until December 17, 2004, Napster was known as “Roxio, Inc.”, and we operated our business in two divisions, the consumer software division (“CSD”) and the online music distribution division, also known as the Napster division.

On December 17, 2004, we completed the sale of substantially all of the assets and liabilities of CSD to Sonic Solutions, a California corporation (“Sonic”), including all of the capital stock of certain international subsidiaries. Sonic paid us a total of $74.7 million in cash and 653,837 shares of Sonic common stock, valued at approximately $13.6 million as of the closing date. We are using the proceeds for general working capital purposes and to operate and expand our Napster business.

Since the sale of CSD, we have focused exclusively on our online music distribution business under the Napster brand and, since January 3, 2005, have been traded on the Nasdaq Stock Market under the symbol “NAPS”.

Napster was incorporated in Delaware in August 2000. We maintain executive offices and principal facilities at 9044 Melrose Avenue, Los Angeles, California 90069. Our telephone number is 310-281-5000.

We have historically derived our primary revenues from online subscriptions and permanent music downloads. In the future, we also expect to derive revenues from advertising. The paid Napster service offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded as well as the ability to purchase individual tracks or albums on an a la carte basis. Subscription and permanent download fees are paid by end user customers in advance either via credit card, online payment systems or redemption of pre-paid cards, gift certificates or promotional codes. Napster also periodically licenses merchandising rights and resells hardware that our end users may utilize to store and replay their digital music content. Since the acquisition of Pressplay on May 19, 2003, our digital music distribution business has operated at a loss and negative cash flow. We expect to continue to operate at a loss and net negative cash flow due to our significant investments to enhance service capabilities, market our products and grow worldwide.

The market for digital music is rapidly growing and we expect our digital music distribution business to continue to grow as the industry expands. This market is highly competitive and we expect competition to continue to increase in the future as the market expands. We believe that our unique technology and feature set positions us ahead of many of our competitors. Our overall strategy is to drive consumers to Napster.com as a means to generate ad revenue and reduce our subscriber customer acquisition cost, continue to innovate by investing in new services and technologies, and continue to pursue and execute strategic partnerships.

Discontinued Operations

On December 17, 2004, we sold substantially all of the assets and liabilities of CSD. From the acquisition of Pressplay in May 2003 through the divestiture of CSD in December 2004, CSD accounted for substantially all of our revenues. Prior to the acquisition of Pressplay, CSD accounted for all of our revenues. We derived CSD revenue from distributors and direct sales to end users through the Company’s website and toll-free number. Distributors resold our consumer software products to retailers of computer software products. We also sold our software products to OEMs such as PC manufacturers and CD- and DVD-recordable drive manufacturers and integrators.

Significant Transactions

Investment in Unconsolidated Entity

On October 14, 2005, we entered into a Joint Venture Operating Agreement with Tower Records Japan, Inc. (“Tower Japan”), relating to the formation and operation of a Japan-based joint venture company (the “Joint Venture”) for the purpose of operating the Napster online music service in Japan. Under the terms of this agreement, we licensed intellectual property rights to the Joint Venture, including platform technology and trademarks, in exchange for certain guaranteed royalties, and Tower Japan will support the Joint Venture’s marketing and advertising activities. The Joint Venture will have exclusive rights to operate the Napster service in Japan.

On October 14, 2005, we contributed 151,200,000 Japanese Yen ($1.3 million at the exchange rate on the date the capital was contributed) to the Joint Venture, and on February 27, 2006, we contributed an additional 157,500,000 Japanese Yen ($1.4 million at the exchange rate on the date the capital was contributed) to the Joint Venture, in exchange for a total 31.5% ownership interest. Tower Japan contributed a total of 671,300,000 Japanese Yen for a 68.5% ownership interest. The parties each have customary shareholder rights in the Joint Venture, including veto rights, rights to appoint directors and officers and rights of first refusal. Tower Japan is obligated to arrange or provide debt or equity funding, including through an unsecured revolving loan facility. We have no obligation to fund future losses or provide contributions to the Joint Venture other than the investments described above. We have accounted for our investment in the Joint Venture under the equity method of accounting based on our ability to exert significant influence over but not control the venture.

Issuance of Common Stock

On January 24, 2005, we issued 7,100,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $7.35 per share with gross proceeds of $52.2 million. The gross proceeds were reduced by placement fees and legal fees totaling approximately $3.6 million.

Sale of Consumer Software Division

On December 17, 2004, we sold substantially all of the assets and liabilities of CSD, including all of the capital stock of certain international subsidiaries historically included in CSD, to Sonic. The remaining international subsidiaries historically included in CSD have been substantially liquidated as of December 17, 2004. Sonic paid us a total of $74.7 million in cash and 653,837 shares of Sonic common stock, valued at approximately $13.6 million as of the closing date. The transaction was structured as an asset sale. The disposition is accounted for as a discontinued operation in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. Therefore, the results of operations of CSD have been reclassified to results of operations from discontinued operations for all periods presented.

Common Stock Purchase Agreement

On June 17, 2004, we entered into a Common Stock Purchase Agreement with Best Buy Co., Inc. (“Best Buy”). Under the terms of a related agreement, which expires in June 2006, Best Buy’s affiliate, Best Buy Stores, L.P., agreed to promote Napster as its leading digital music distribution service through comprehensive in-store marketing activities as well as extensive broadcast, print and online advertising. Best Buy Stores, L.P. also agreed to market a co-branded version of Napster which is made available to customers via retail and online through Bestbuy.com. On June 17, 2004, Napster issued approximately 1.1 million shares of common stock valued at approximately $5.0 million to Best Buy at a cash purchase price of $0.01 per share. The difference between the fair value of the shares and the cash purchase price was recorded as prepaid marketing expenses upon issuance of the shares in June 2004.

Acquisition of Napster, LLC

In May 2003, we acquired substantially all of the ownership of Napster, LLC (formerly known as Pressplay), a provider of an online music service. Pressplay served as the foundation for Napster’s online music service, which was launched on October 29, 2003 under the Napster brand. In consideration of the acquisition, Napster exchanged $12.5 million in cash, issued 3.9 million shares of Napster’s common stock valued at $23.5 million and obligated itself to pay up to $12.4 million in contingent payments based on Napster’s cumulative positive cash flows from the online music business. We incurred approximately $1.8 million in professional fees, including legal, valuation and accounting fees related to the acquisition, which were included as part of the purchase price of the transaction. This acquisition was accounted for as a purchase and Napster, LLC’s results of operations are included in our financial statements from the date of acquisition. Prior to the launch of the Napster branded online music services in October 2003, online music revenues were minimal.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements provides a summary of our significant accounting policies. Certain of these policies require substantial judgment on the part of management. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	revenue recognition,

•	music publishing rights and music royalty accruals,

•	capitalized software development costs,

•	income taxes,

•	equity instruments, and

•	contingencies

Actual results could differ from these estimates. Certain of our critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the financial statements. These critical accounting policies and the effect that changes in management’s estimates could have on our consolidated financial statements are further described below.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”), Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). In general, we recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

Music subscriptions are paid in advance, typically for monthly or annual periods. Music subscription revenues are recognized on a daily basis over the subscription period. Revenues from sales of individual songs or albums by download are recognized at the time the music is delivered, digitally, to the end user. Revenues from pre-paid cards and promotions are deferred and then recognized as (i) tracks are downloaded by the end users, (ii) if redeemed for a subscription, over the subscription period or (iii) when the Company has no further obligation to provide services or refund the associated prepayments. Revenues from licenses of Napster merchandising rights are recognized upon receipt of royalty reports from the licensee or on prepaid royalties when the Company has no further obligation to pay royalties.

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

We have arrangements with certain customers whereby the customer provides goods or services to us. Our revenue and the charges for the goods or services provided by a customer are accounted for in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-09”)”, including subsequent interpretations. The costs of separately identifiable goods or services received from a customer are valued at the cost we would incur to procure the same goods or services from a non-customer third party. If the goods or services cannot be separated, the total consideration is recorded as a reduction of revenues. Consideration paid to customers under these arrangements that exceed the separately identifiable value of the goods or services provided would be reflected as a reduction of the customer’s revenue.

We recognize revenue gross or net in accordance with EITF 99-19. In most arrangements, we contract directly with the end user customers, are the primary obligor and carry all collectibility risk. Revenue in these arrangements is recorded on a gross basis. In some cases, we utilize third party distributors to sell products or services directly to end user customers, and we carry no collectibility risk. In some cases, we pay operating expenses for the distributor and are reimbursed at cost plus a small mark-up. In those instances, in accordance with EITF 99-19, we report the revenue net of the amount paid to the distributor.

Management exercises significant judgment in determining the fair value of multiple elements within revenue arrangements or separately identified goods or services and in assessing when prepaid cards or prepaid royalties no longer involve a future obligation. These estimates represent our best estimates, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time expense or revenue charges.

Music Publishing Rights and Music Royalty Accruals

Under copyright law we are required to pay licensing fees for compositions embodied in digital sound recordings and for the sound recordings themselves that we deliver in our Napster service. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory publishing licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations or arbitration with regard to the royalty rate to be applied to publishing rights for the current or historic sales of our digital music offerings. We accrue for the cost of these fees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS No. 5”), based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. While Napster bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ significantly from these estimates under different assumptions or conditions and, as a result, could have a material impact on our financial position, results of operations, and cash flows.

Capitalized Software Development Costs

Internal use software.    We comply with AICPA SOP No. 98-1 “Accounting for Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), and EITF 00-2, “Accounting for Website Development Costs”. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, generally three years.

Software held for sale.    In accordance with SFAS No. 86, “Computer Software to be Sold, Leased, or Otherwise Marketed”, development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We have not capitalized any software development costs as technological feasibility is generally not established until a working model is completed, at which time substantially all development is complete.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of March 31, 2006, we have recorded a full valuation allowance against our deferred tax assets, net of reversing deferred tax liabilities, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating losses and accrued liabilities and other provisions not currently deductible for tax purposes. The timing of the reversal of the remaining deferred tax liability related to the election to step up the tax basis of the Pressplay goodwill is indefinite. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Equity Instruments

We account for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123”. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of Napster’s common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which requires that such equity instruments are recorded at their fair value on the measurement date.

Management generally estimates the fair value of stock options using the Black-Scholes model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, which could materially impact our financial position and results of operations.

Contingencies

We account for contingent liabilities in accordance with SFAS No. 5, pursuant to which contingent liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Management applies significant judgment when estimating probable amounts of contingent liabilities. Future negotiations regarding the contingent obligations could cause the ultimate obligation to be less than or greater than the amount estimated. Changes in these estimates could require us to take additional charges or benefits in future periods and could materially impact our financial position and results of operations.

Results of Operations

Fiscal 2006 as compared to fiscal 2005

The following table sets forth our results as a percentage of total net revenues for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Net Revenues For the Year Ended March 31,
	2006	2005
Net revenues	100%	100%
Cost of revenues	73%	80%

Gross margin	27%	20%

Operating expenses:
Research and development	14%	26%
Sales and marketing	55%	84%
General and administrative	22%	51%
Amortization of intangible assets	1%	4%

Total operating expenses	92%	165%

Loss from continuing operations	(65)%	(145)%
Loss from unconsolidated entity	—%	—%
Other income, net	3%	2%

Loss before income tax benefit	(62)%	(143)%
Income tax benefit	1%	33%

Loss from continuing operations	(61)%	(110)%
Income from discontinued operations, net of tax effect	3%	47%

Net loss	(58)%	(63)%

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations:

	Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Online music revenues:
Content	$90,784	$44,724	96%	96%
Hardware & license	3,907	2,005	4%	4%

Total online music revenues	$94,691	$46,729	100%	100%

Content revenues increased approximately 103% to $90.8 million in fiscal 2006 from $44.7 million in fiscal 2005. These increases are due primarily to growth in the online music market, consumer adoption of our products and international expansion. The Napster paid service was launched in the United States during October 2003, in the United Kingdom and Canada during May 2004 and in Germany in December 2005. Since these launches, excluding the cyclical impact of university subscribers, our subscriber base has increased steadily. Total paid subscribers including university subscribers were 606,000 as of March 31, 2006 compared to 412,000 as of March 31, 2005. In fiscal 2007, we expect revenues to be positively impacted as we begin recognizing revenue on prepaid cards for which the likelihood of redemption is remote and we have no further legal obligation to remit the unused value to the relevant jurisdictions. In the long term, we anticipate that content revenues will continue to increase as a result of marketing activities and initiatives designed to continue subscriber growth, expand internationally and decrease customer churn.

Hardware and license revenues increased approximately $1.9 million to $3.9 million in fiscal 2006 from $2.0 million in fiscal 2005, primarily due to increased hardware promotions in fiscal 2006 as compared to fiscal 2005. We anticipate that hardware and license revenues will fluctuate depending on the hardware promotions and licenses that we enter into each period.

Geographic Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations:

	Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Online music revenues:
North America	$83,054	$41,842	88%	90%
Europe	11,637	4,887	12%	10%

Total online music revenues	$94,691	$46,729	100%	100%

The increase in revenues is related to the steady growth of the online music service in the United States and the launches of the service in the United Kingdom and Canada in May 2004 and Germany in December 2005. We anticipate that the proportion of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives focused on world-wide customer growth and international expansion.

Gross Margin

The following table sets forth, for the periods indicated, our gross margin from continuing operations:

	Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Online music gross margin:
Content	$26,316	$9,227	28%	20%
Hardware & license	(833)	(48)	(1)%	—%

Total online music gross margin	$25,483	$9,179	27%	20%

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

Content gross margin increased 8 percentage points to 28% in fiscal 2006 from 20% in fiscal 2005 (in dollars, an increase of approximately 185% to $26.3 million from $9.2 million). This improvement is primarily due to the change in revenue mix from download revenues to subscription revenues, which have a higher margin, offset by additional ongoing expenditures for infrastructure to support our digital music distribution services.

Hardware and license gross margins fluctuate based on the nature of the hardware promotions and the volume of trademark licenses in each period. We also offer several product bundles, the revenues from which are allocated between content revenues and hardware and license revenues on a pro-rata basis in accordance with EITF 00-21. Hardware and license gross margin decreased to (1%) in fiscal 2006. This decrease is due primarily to more negative margin hardware promotions in fiscal 2006 as compared to fiscal 2005.

Online service headcount dedicated to maintaining content and providing customer care was 12 at March 31, 2006 and 10 at March 31, 2005.

We expect online music gross margins as a percentage of revenue to be adversely impacted to the extent that we continue to fund low margin promotions or spend to improve our online service infrastructure. Excluding one-time items and low margin hardware promotions, we expect margins to be impacted negatively near term as label fees associated with portable music subscriptions increase. We expect advertising revenues from the Napster.com free music service to positively impact gross margin in the future.

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

The following table sets forth, for the periods indicated, our operating expenses from continuing operations:

	Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Research and development	$13,137	$12,112	14%	26%
Sales and marketing	51,741	39,249	55%	84%
General and administrative	20,881	23,953	22%	51%
Amortization of intangible assets	1,265	1,936	1%	4%

Total operating expenses	$87,024	$77,250	92%	165%

Research and Development

Research and development expenses consist primarily of salary, benefits and contractors’ fees for our development and other costs associated with the minor enhancements of existing products, development of new features for the online service and development of new products.

Research and development expenses increased $1.0 million or 8% to $13.1 million in fiscal 2006 from $12.1 million in fiscal 2005 due primarily to additional headcount and contractors throughout fiscal 2006 that were hired in the third quarter of fiscal 2005 to work on the free music service, integration of the paid Napster service with other technology platforms, such as XM satellite radio and wireless, and international expansion.

Research and development headcount was 63 at March 31, 2006 and at March 31, 2005.

We anticipate that research and development expenses will increase near term as we focus on the continued investment in new products and functionality.

Sales and Marketing

Sales and marketing expenses consist primarily of salary and benefits for sales and marketing personnel, referral fees paid to marketing partners, other subscriber acquisition costs, as well as costs associated with advertising and promotions.

Sales and marketing expenses increased $12.5 million or 32% to $51.7 million in fiscal 2006 from $39.2 million in fiscal 2005. This increase was primarily due to $2.2 million of additional personnel-related charges associated with headcount added during fiscal 2006 and 2005, and $10.2 million of increased marketing program spending in fiscal 2006. The headcount increase is partially associated with our European expansion. The increase in marketing program expenses is related to planned marketing programs in fiscal 2006, including completion of the Napster To Go launch and marketing associated with the German launch.

Sales and marketing headcount was 32 at March 31, 2006 and 25 at March 31, 2005.

We expect sales and marketing expenses to decrease over the next 12 months as we continue to control spending and focus on lowering customer acquisition costs. In the long-term, sales and marketing expenses may increase due to advertising sales commissions.

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

General and administrative expenses decreased $3.1 million or 13% to $20.9 million in fiscal 2006 from $24.0 million in fiscal 2005. Personnel related costs decreased $1.6 million in fiscal 2006 compared to fiscal 2005 because of lower head count following the CSD divesture in the third quarter of fiscal 2005. In addition, depreciation and facility expense decreased $1.3 million as a result of the CSD divesture and outside services increased $200,000 as the result of lower fees for SOX compliance, offset by increases in legal expenses and other outsourced administrative services.

General and administrative headcount, including all corporate general and administrative employees, was 38 at March 31, 2006 compared to 37 at March 31, 2005.

We expect general and administrative expenses to remain flat in the near term as we focus on controlling operating expenses.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization expense related to the intangible assets recorded in connection with our acquisition of Napster’s name in December 2002 and Napster, LLC, formerly known as Pressplay, in May 2003.

Amortization of intangible assets in operating expenses decreased approximately $600,000 or 35% to $1.3 million in fiscal 2006 from $1.9 million in fiscal 2005. The decrease is primarily because certain intangible assets became fully amortized during the third quarter of fiscal 2006. The remaining net book value of intangible assets at March 31, 2006 is zero. Unless we acquire new intangible assets, we do not expect future amortization expense.

Loss from Unconsolidated Entity

The $289,000 loss from unconsolidated entity represents our 31.5% portion of the loss incurred by our Japan joint venture during the year. The joint venture was formed during October 2005, and this loss represents our share of initial costs to form the company. We expect losses from the joint venture to increase as it prepares for the launch of the Napster service in Japan in fiscal 2007. Napster, LLC has no obligation to fund future losses or provide contributions to Napster Japan other than the $2.2 million net investment.

Other Income, Net

Other income, net, consists primarily of interest income on our cash equivalents and short-term investments, realized gains (losses) on short-term investments, interest expense, change in the fair value of the hedge and other miscellaneous income. Other income, net increased $1.7 million in fiscal 2006 to $2.8 million from $1.1 million in fiscal 2005 primarily due to $1.1 million of increased investment income from the cash received from the sale of CSD in fiscal 2005, a $1.2 million one-time gain on the sale of the Sonic common stock in fiscal 2006, and reduced interest expense of $600,000 due primarily to the repayment of the line of credit in early fiscal 2006. Such positive increases were partially offset by a $1.1 million increase in foreign currency losses.

We expect other income, net to decrease in the future as investments are used to fund operations. Other income, net will also fluctuate due to foreign currency fluctuations.

Income Tax Benefit

We have recorded a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. In the event that deferred tax assets would be realizable in the future in excess of the net recorded amount, an adjustment to the valuation allowance on deferred tax assets would increase income in the period such determination was made.

During January 2005, following the divestiture of CSD, which utilized substantially all of our tax operating losses, Napster made a tax election to step up the basis in Pressplay goodwill for tax purposes. As a result, the Pressplay goodwill is deductible for tax purposes, which creates a tax timing difference that is presented as a deferred tax liability and deferred tax expense. As realization of this taxable temporary difference is not assured, a net tax expense related to this item is recorded.

Income tax benefit decreased $14.3 million or 93% to $1.2 million in fiscal 2006 from $15.5 million in fiscal 2005. The significant decrease in the tax benefit is due to the fiscal 2005 utilization of losses from continuing operations to offset income from the discontinued operations. The fiscal 2006 expense represents primarily foreign taxes and the timing difference related to the Pressplay goodwill. In the near term we expect to continue to incur operating losses from continuing operations and no longer have income from discontinued operations against which we can offset the losses.

We are subject to various tax rates in the jurisdictions in which we do business. Our tax provision does not take into account any future benefit from loss carryforwards, which may be realized if we again achieve profitability and begin generating taxable income.

Income from Discontinued Operations

Income from discontinued operations was $2.9 million in fiscal 2006 or a decrease of 87% as compared to $21.9 million in fiscal 2005. The income from discontinued operations in fiscal 2006 primarily reflects the $2.7 million final after-tax purchase price settlement with Sonic for the sale of CSD in December 2004. The income from discontinued operations in fiscal 2005 primarily included the $18 million after-tax gain on the divestiture.

Fiscal 2005 as compared to fiscal 2004

The following table sets forth our results as a percentage of total net revenues for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Net Revenues For the Year Ended March 31,
	2005	2004
Net revenues	100%	100%
Cost of revenues:
Cost of revenues	80%	87%
Amortization of purchased technology	—%	1%

Total cost of revenues	80%	88%

Gross margin	20%	12%

Operating expenses:
Research and development	26%	100%
Sales and marketing	84%	131%
General and administrative	51%	185%
Restructuring charges	—%	9%
Amortization of intangible assets	4%	18%

Total operating expenses	165%	443%

Loss from continuing operations	(145)%	(431)%
Loss from unconsolidated entity	—%	—%
Other income, net	2%	5%

Loss before income tax benefit	(143)%	(426)%
Income tax benefit	33%	38%

Loss from continuing operations	(110)%	(388)%
Income from discontinued operations, net of tax effect	47%	17%

Net loss	(63)%	(371)%

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
Online music revenues:
Content	$44,724	$11,657	96%	97%
Hardware & license	2,005	307	4%	3%

Total online music revenues	$46,729	$11,964	100%	100%

Content revenues increased to $44.7 million in fiscal 2005 from $11.7 million in fiscal 2004. This increase was primarily due to subscriber growth. The Napster service was launched in the United States during October 2003 and in the United Kingdom and Canada during May 2004. Since these launches, our subscriber base has increased steadily, reaching 412,000 as of March 31, 2005, comprised of 56,000 University subscribers and 356,000 full-paying subscribers.

Hardware and license revenues increased approximately $1.7 million to $2.0 million in fiscal 2005 from $307,000 in fiscal 2004, primarily due to increased hardware promotions in fiscal 2005.

Geographic Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations:

	Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Online music revenues:
North America	$41,842	$11,964	90%	100%
Europe	4,887	—	10%	—%

Total online music revenues	$46,729	$11,964	100%	100%

The increase in revenues is related to the launch of the online music service in the United States during October 2003 and the launches of the service in the United Kingdom and Canada in May 2004.

Gross Margin

The following table sets forth, for the periods indicated, our gross margin from continuing operations:

	Gross Margin For the Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Online music gross margin:
Content	$9,227	$1,434	20%	12%
Hardware & license	(48)	—	—%	—%

Total online music gross margin	$9,179	$1,434	20%	12%

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

Hardware and license gross margins fluctuate based on the nature of the hardware promotions and the volume of trademark licenses in each period. During the year ended March 31, 2005, Napster sponsored hardware promotions at break-even and offered several product bundles. Revenue from product bundles is allocated between content revenues and hardware and license revenues on a pro-rata basis in accordance with EITF No. 00-21. Napster had immaterial license revenues in fiscal 2004.

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

The following table sets forth, for the periods indicated, our operating expenses from continuing operations:

	For the Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2005	2004	2005	2004
	(in thousands)
Research and development	$12,112	$11,952	26%	100%
Sales and marketing	39,249	15,701	84%	131%
General and administrative	23,953	22,055	51%	185%
Restructuring charges	—	1,119	—%	9%
Amortization of intangible assets	1,936	2,172	4%	18%

Total operating expenses	$77,250	$52,999	165%	443%

Research and Development

Research and development expenses consist primarily of salary, benefits and contractors’ fees for our development and other costs associated with the minor enhancements of existing products and development of new features for the online service.

Research and development expenses increased $160,000 or 1% to $12.1 million in fiscal 2005 from $12.0 million in fiscal 2004. This net increase was primarily due to a $1.4 million increase in research and development in fiscal 2005, offset by $1.2 million of non-recurring expenses in the quarter ended December 31, 2003 for one-time costs associated with launching the Napster service in October 2003. The $1.4 million increase is primarily due to a full year of research and development activity in fiscal 2005 compared to ten months of activity in fiscal 2004 following the May 2003 Pressplay acquisition.

Research and development headcount for Napster was 63 at March 31, 2005 and 65 at March 31, 2004.

Sales and Marketing

Sales and marketing expenses consist primarily of salary and benefits for sales and marketing personnel, and costs associated with advertising and promotions.

Sales and marketing expenses increased to $39.2 million in fiscal 2005 from $15.7 million in fiscal 2004. This increase was primarily due to $22.6 million of additional advertising and promotional spending during fiscal 2005 compared to the prior year, because the Napster service was not launched until the third quarter of fiscal 2004 and because we undertook an extensive marketing campaign during February and March 2005 related to the launch of Napster To Go. The increase was also due to $1.0 million of additional staff and overhead expenses because fiscal 2005 included a full year, whereas fiscal 2004 included only ten months from the date the acquisition of Pressplay in May 2003.

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

General and administrative expenses increased $1.9 million or 9% to $24.0 million in fiscal 2005 from $22.0 million in fiscal 2004. General and administrative expenses reflect $4.1 million of additional professional service fees related to the transaction with Sonic, compliance with the Sarbanes-Oxley Act and legal costs related to the SightSound litigation in fiscal 2005, and an additional $1.1 million of general and administrative expenses related to international expansion. These increased expenses were offset by a $3.1 million reduction in headcount and related expenses in corporate functions due to the fiscal 2004 restructurings and the divestiture of CSD in December 2004 and a $201,000 reduction in stock based-compensation due to most deferred charges being fully amortized.

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

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization expense related to the intangible assets recorded in connection with our acquisition of Napster’s name in December 2002 and Napster, LLC, formerly known as Pressplay, in May 2003.

Amortization of intangible assets decreased $236,000 or 11% to $1.9 million in fiscal 2005 from $2.2 million in fiscal 2004. The decrease is primarily due to certain identifiable intangible assets that were fully amortized during the first half of fiscal 2005.

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

During January 2005, following the divestiture of CSD, which utilized substantially all of our tax operating losses, Napster made a tax election to step up the basis in Pressplay goodwill for tax purposes. As a result, the Pressplay goodwill is deductible for tax purposes. In accordance with SFAS No. 109, this tax deduction represents a tax timing difference that is shown as a provision for income taxes.

Income tax benefit increased to $15.5 million in fiscal 2005 from $4.5 million in fiscal 2004. The increase in fiscal 2005 is primarily due to the taxable gain on the divestiture of CSD during fiscal 2005, which was completely offset by operating losses from continuing operations. This benefit is offset by a $1.7 million tax provision for the deductibility of the Pressplay goodwill.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations increased to $21.9 million in fiscal 2005 from $2.0 million in fiscal 2004. The increase is primarily due to the $18 million after-tax gain on the sale of CSD in December 2004 and $1.9 million of after-tax profits from CSD prior to the divestiture.

Liquidity and Capital Resources

We ended fiscal 2006 with $104.2 million in cash, cash equivalents, short-term investments and foreign currency conversion in transit. These amounts consist principally of commercial paper, corporate bonds, money market funds and U.S. government securities. This balance represents a $63.6 million decrease as compared to March 31, 2005. Our primary ongoing source of cash is receipts from revenues and proceeds from private equity placements. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments to content providers, payments for products held for resale, and purchases of property and equipment, including software development costs. Our working capital was $74.4 million at March 31, 2006.

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

As of June 1, 2006, $17.0 million is available for borrowing under the line. The line of credit bears interest at a variable rate of prime plus 0.5% per annum. The line of credit contains a material adverse conditions clause and covenants that require us to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $45.0 million, (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 10% of net accounts receivable, to total borrowings under the line of credit of not less than 2.00 to 1.00. At March 31, 2006, we were in compliance with all covenants under the line of credit.

Financial Position

We believe that the liquidity provided by existing cash, cash equivalents, short-term investments and foreign currency conversion in transit will provide sufficient capital to meet our requirements for at least the next 12 months. Napster operates and will continue to operate in the near term at a loss and net negative cash flow due to significant investments required to expand its service capabilities and to expand internationally.

We do not currently hold any variable interest rate debt, and we have no outstanding borrowings under our revolving line of credit. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold other derivative financial instruments in the future.

Cash Flows

Operating Activities

The following table sets forth, for the periods indicated, the components of cash flows from operating activities (in thousands):

	For the Year Ended March 31,
	2006	2005	2004
Net loss	$(54,945)	$(29,506)	$(44,413)
Gain on sale of businesses	(6,540)	(32,077)	(10,622)
Non-cash expenses	9,996	17,936	18,993
Changes in operating assets and liabilities:
Deferred revenue	4,603	8,068	905
Prepaid and other current and long-term assets	(1,422)	862	1,005
Trade accounts receivable	1,074	2,454	1,984
Accounts payable and accruals	2,759	1,907	(923)
Other long-term liabilities	(53)	(178)	2,296

	$(44,528)	$(30,534)	$(30,775)

Operating cash flows in fiscal 2006 were negatively impacted by an increase in net loss, and by the $6.5 million non-cash gains on the sale of CSD and the sale of Sonic common stock. Such items were partially offset by $10.0 million in non-cash expenses and $7.0 million of changes in operating assets and liabilities. The decrease in non-cash expenses to $10.0 million in fiscal 2006 compared to $17.9 million in fiscal 2005 is primarily due to the decreases of $4.2 million in depreciation and amortization expense, $2.0 million in amortization of prepaid marketing expenses and $1.6 million in stock-based compensation charges. Other non-cash expenses primarily include deferred tax expense, the change in fair market value of the investment hedge, the non-cash loss from our investment in an unconsolidated entity and a non-cash gain from the remeasurement of cash balances. The decrease of $3.5 million in cash flows from deferred revenue in fiscal 2006 from $8.1 million in fiscal 2005 is primarily due to the relative reduction in the subscriber growth from that experienced in fiscal 2005, which was impacted by a full year’s growth following the launch of the online music service in October 2003. The change in cash flows related to prepaid and other current and long term assets in fiscal 2006 compared to fiscal 2005 was due primarily to a decrease in fair value hedge receivable of $4.6 million, which was partially offset by an increase of $2.2 million related to the receivable from Sonic arising from the fiscal 2005 CSD divestiture. Changes in other working capital items are primarily related to timing of payments and receipts.

Operating cash flows in fiscal 2005 were impacted by a lower net loss, offset by increased investment in working capital as our business grew. The decrease in non-cash expenses to $17.9 million in fiscal 2005 compared to $19.0 million in fiscal 2004 is primarily due to a $1.9 million decrease in deferred income taxes associated with an increased valuation allowance offset by the impact of the election to deduct Pressplay goodwill, a $1.8 million decrease in depreciation and amortization expense and a $1.8 million decrease in asset impairment charges. Such non-cash decreases were partially offset by $4.0 million fiscal 2005 non-cash marketing expenses associated with stock issued as part of the Best Buy strategic marketing agreement. Other non-cash expenses primarily include stock-based compensation charges. The increase in deferred revenues to $8.1 million in fiscal 2005 from $905,000 in fiscal 2004 is primarily associated with subscriber growth following the launch of the online music service in October 2003. The increase in payables and accrued liabilities to a source of $1.9 million in fiscal 2005 from a usage of $923,000 in fiscal 2004 is associated with payment timing.

Investing Activities

Net cash used in investing activities was $28.4 million in fiscal 2006, primarily as a result of $13.1 million net purchases of short-term investments, $7.5 million in foreign currency conversion in transit, $5.0 million in capital expenditures, and a $2.7 million investment in our Japan Joint Venture. The decrease in cash attributable to foreign currency conversion in transit in 2006 is the result of a third party holding U.S. dollar funds that had been converted from Danish Kroner to U.S. dollars on March 30, 2006 and were re-deposited into our bank account in Denmark by the third party on April 3, 2006.

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

Financing Activities

Net cash used in financing activities was $14.9 million in fiscal 2006, primarily due to the $15.0 million repayment of the total principal amount of the borrowings under the line of credit in fiscal 2004.

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

Contractual obligations

At March 31, 2006, we had open purchase orders of approximately $9.3 million primarily related to marketing, professional service and facility related activities. We also have commitments that consisted of obligations to pay content fees and royalties on music delivered to our customers, debt obligations and non-cancelable leases. These purchase commitments and lease obligations are reflected in our consolidated financial statements after goods or services have been received or at such time when we are obligated to make payments related to these royalties, goods, services or leases.

Content fees and royalties on music are due to our partners based upon net revenues and online music distribution volumes. As online service volumes increase or decrease, our obligations for content fees and royalties increase or decrease proportionally. As of March 31, 2006 there are no fixed minimum obligations for content fees or royalties.

At March 31, 2006 we had no outstanding letters of credit.

Future contractual minimum payments due under our agreements and non-cancelable leases at March 31, 2006 are as follows (in thousands):

Year Ending March 31,	Non- Cancelable Capital Leases	Non- Cancelable Operating Leases	Total
2007	$36	$1,151	$1,187
2008	6	258	264
2009	6	122	128
2010	6	19	25
2011	3	5	8

Total	$57	$1,555	$1,612

We expect that as our existing capital leases and operating leases terminate over the next few years, we will enter into new agreements which will result in new obligations.

Off-Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Litigation

Information concerning our litigation matters is included in Part I, Item 3 above.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 1—Description of Business and Summary of Significant Accounting Policies to the consolidated financial statements appearing in Item 15 to this annual report, which are incorporated by reference into this Item 7.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2006. Our cash equivalents are invested in money market funds, commercial paper and municipal securities, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities (in thousands, except interest rates).

	Maturing in		Total	Estimated Fair Value
	Less than One Year	More than One Year
Short-term investments	$47,011	$2,801	$49,812	$49,812
Weighted-average interest rate	4.27%	5.44%

We have available to us a $17 million revolving line of credit. We had borrowed $15 million against this line of credit as of March 31, 2005. The entire $15 million, plus $73,000 of accrued interest, was paid in full during May 2005. We do not have any outstanding variable interest rate debt as of March 31, 2006.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

Exchange rate risk

We market our Napster service in the United States, Canada, the United Kingdom and Germany, resulting in sales denominated in U.S. dollars, Canadian dollars, United Kingdom pounds and Euro. As such, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Transactions denominated in currencies other than the functional currency of the legal entity are remeasured to the functional currency of the legal entity at the period-end exchange rates. Any associated currency re-measurement gains and losses are recognized in current operations.

For our foreign subsidiaries whose functional currency is the local currency, we translate assets and liabilities to U.S. dollars using period-end exchange rates and translate revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income (loss).

Cash and cash equivalents are predominantly denominated in U.S. dollars. As of March 31, 2006 we held $2.3 million of cash and cash equivalents in United Kingdom pounds, $1.8 million in Euro and $900,000 in other foreign currencies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15(a).

Unaudited Quarterly Results of Operations

	Three Months Ended
	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sep. 30, 2004	June 30, 2004
	(in thousands, except per share data)
Net revenues	$26,779	$23,532	$23,379	$21,001	$17,436	$12,111	$9,315	$7,867
Gross margin	$7,490	$6,305	$5,092	$6,596	$3,530	$2,422	$1,807	$1,420
Net loss from continuing operations	$(7,314)	$(17,007)	$(13,612)	$(19,926)	$(24,124)	$(3,653)	$(16,073)	$(7,583)
Net income (loss)	$(4,400)	$(17,007)	$(13,612)	$(19,926)	$(24,338)	$12,785	$(15,313)	$(2,640)
Net loss per share from continuing operations:
Basic and diluted	$(0.17)	$(0.40)	$(0.32)	$(0.46)	$(0.59)	$(0.10)	$(0.46)	$(0.22)
Net income (loss) per share:
Basic and diluted	$(0.10)	$(0.40)	$(0.32)	$(0.46)	$(0.60)	$0.36	$(0.44)	$(0.08)
Weighted average shares used in computing net income (loss) per share:
Basic and diluted	43,026	42,994	42,977	42,961	40,877	35,097	34,729	33,726

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment of internal controls over financial reporting, management has concluded that, as of March 31, 2006, our internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report that appears on page F-2.

Attestation Report of the Registered Public Accounting Firm.

The report required by this item is set forth on page F-2.

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders to be held on September 21, 2006. Information concerning our executive officers is included in Part I.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders to be held on September 21, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders to be held on September 21, 2006.

Equity Compensation Plan Information

We currently maintain six equity compensation plans: the Amended and Restated 2000 Stock Option Plan (the “2000 Plan”), the Amended and Restated 2001 Stock Plan (the “2001 Plan”), the Amended and Restated 2001 Directors Option Plan (the “Directors Plan”), the Amended and Restated 2001 Employee Stock Purchase Plan (the “ESPP”), the 2002 Stock Plan (the “2002 Plan”) and the 2003 Stock Plan (the “2003 Plan”).

Equity Compensation Plans Approved by Stockholders.    Each of our 2000 Plan, 2001 Plan, Directors Plan and ESPP was approved by Adaptec, our sole stockholder at the time each plan was adopted. The 2003 Plan was approved by our stockholders at our annual meeting of stockholders on September 18, 2003.

Under each of the 2000 Plan, 2001 Plan and 2003 Plan, our Board of Directors, or a committee of the Board, may grant stock options and restricted stock awards to employees and consultants of Napster or our subsidiaries and to Napster directors. The purchase price of any shares of our common stock subject to an award granted under either plan will be determined by our Board or a committee of the Board at the time of grant, and may be less than the fair market value of the underlying stock at that time. Awards granted under these plans may be fully vested at grant or subject to a vesting schedule determined by our Board or a committee of the Board. Each option granted under these plans will expire not more than ten years after its date of grant. Unvested shares of restricted stock are subject to cancellation or to repurchase by Napster upon the termination of the holder’s employment or service. As of March 31, 2006, 801,713 restricted stock awards, net of cancellations, have been granted.

Under the Directors Plan and the 2001 Plan, stock options are automatically granted to Napster’s non-employee directors. Options are granted at fair market value on the date of grant, vest on a quarterly basis over a four-year period and expire not more than ten years after the date of grant. On October 24, 2005, the Board of Directors terminated the authority to grant additional awards under the Directors Plan. The termination of grant authority under the Directors Plan will not affect the terms or validity of outstanding awards under the Directors Plan, and the terms of the Directors Plan will continue with respect to such outstanding awards. On October 24, 2005 the Company amended the 2001 Plan to provide that, effective January 1, 2006, restricted stock awards will be automatically granted to non-employee directors in lieu of granting stock options. The restricted stock awards granted to non-employee directors vest ratably over a four year period in equal quarterly installments and have full voting rights until forfeited. Unvested shares are forfeited upon termination of services on the Board of Directors.

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

Equity Compensation Plan Not Approved by Stockholders.    The 2002 Plan did not require approval of, and has not been approved by, our stockholders. The 2002 Plan allows our Board of Directors, or a committee of the Board, to grant stock options and restricted stock awards to employees and consultants of Napster or our subsidiaries. Employees who are Napster officers and Napster directors are not eligible to receive awards under the 2002 Plan. To date, only stock options have been granted under the 2002 Plan. The purchase price of any shares of our common stock subject to an award granted under the 2002 Plan will be determined by our Board or a committee of the Board at the time of grant and may be less than the fair market value of the underlying stock at that time. Restricted stock awards granted under the 2002 Plan may be fully vested at grant or subject to a vesting schedule determined by our Board or a committee of the Board. Each option granted under the 2002 Plan will expire not more than ten years after its date of grant. Unvested shares of restricted stock are subject to repurchase by Napster upon the termination of the holder’s employment or service. To date, no restricted stock awards have been granted under the 2002 Plan.

Summary Table.    The following table sets forth, for each of Napster’s equity compensation plans, the number of our shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2006.

Plan category	Number of shares of Napster common stock to be issued upon exercise of outstanding options(1)	Weighted average exercise price of outstanding options(2)	Number of shares of Napster common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	4,256,637	$7.42	5,731,112	(3), (4)
Equity compensation plans not approved by stockholders	65,000	$14.09	538,281	(5)

	4,321,637	$7.52	6,269,393

(1)	This column does not reflect shares that may be acquired under the ESPP in the current purchase period because that number is not determinable until the end of the period.
(2)	This column does not reflect the price of shares that may be acquired under the ESPP in the current purchase period because that price is not determinable until the end of the period.
(3)	Of these shares, 357,216 were available under the ESPP and the balance is available for option grants under our other stockholder-approved equity compensation plans. Up to 3,838,480 of these shares are available for restricted stock award grants under the 2001 Plan and 2003 Plan.
(4)	On April 1 of each year during the term of the 2001 Plan, the total number of shares available for award purposes under the 2001 Plan will increase by the lesser of 2,000,000 shares or 6% of the total number of common shares issued and outstanding as of the immediately preceding March 31, or a lesser number determined by the Board of Directors. On April 1 of each year during the term of the Employee Stock Purchase Plan, the total number of shares available for purchase under the ESPP will increase by the lesser of 100,000 shares or 1.5% of the total number of common shares issued and outstanding as of the immediately preceding March 31, or a lesser number determined by the Board of Directors. Accordingly, on April 1, 2006, the aggregate number of shares available for issuance under the 2001 Plan increased by 2,000,000 shares and the aggregate number of shares available for issuance under the ESPP increased by 100,000 shares. The information presented in this table was calculated as of March 31, 2006 and does not reflect these increases, or any possible future increases, to the number of shares available under these plans.
(5)	All of these shares are available for option and restricted stock award grants under the 2002 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders to be held on September 21, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders to be held on September 21, 2006.

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

NAPSTER, INC.

NAPSTER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Napster, Inc.:

We have completed integrated audits of Napster, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1) present fairly, in all material respects, the financial position of Napster, Inc. and its subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Los Angeles, California

June 5, 2006

NAPSTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$46,812	$135,416
Short-term investments	49,812	32,380
Foreign currency conversion in transit	7,545	—
Accounts receivable, net of allowance for doubtful accounts of $7 at March 31, 2006 and $6 at March 31, 2005	1,042	1,545
Prepaid expenses and other current assets	6,182	9,775

Total current assets	111,393	179,116
Property and equipment, net	7,012	5,337
Goodwill	34,658	34,658
Intangible assets, net	—	1,349
Investment in unconsolidated entity	2,203	—
Other assets	275	422

Total assets	$155,541	$220,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,279	$6,547
Income taxes payable	4,139	4,125
Accrued liabilities	16,712	11,381
Deferred revenues	12,824	8,345
Deferred gain on divestiture	—	2,073
Short-term debt	33	15,110

Total current liabilities	36,987	47,581
Long-term liabilities
Deferred income taxes	2,622	1,696
Other long-term liabilities	159	212

Total liabilities	39,768	49,489

Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and outstanding: 43,826 shares at March 31, 2006 and 42,961 shares at March 31, 2005	44	43
Additional paid-in capital	260,198	256,586
Deferred stock-based compensation	(2,934)	(533)
Accumulated deficit	(141,368)	(86,423)
Accumulated other comprehensive income (loss)	(167)	1,720

Total stockholders’ equity	115,773	171,393

Total liabilities and stockholders’ equity	$155,541	$220,882

The accompanying notes are an integral part of these consolidated financial statements.

NAPSTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31,
	2006	2005	2004
Net revenues	$94,691	$46,729	$11,964
Cost of revenues (1)	69,208	37,550	10,530

Gross margin	25,483	9,179	1,434

Operating expenses:
Research and development (1)	13,137	12,112	11,952
Sales and marketing (1)	51,741	39,249	15,701
General and administrative (1)	20,881	23,953	22,055
Restructuring charges	—	—	1,119
Amortization of intangible assets	1,265	1,936	2,172

Total operating expenses	87,024	77,250	52,999

Loss from continuing operations	(61,541)	(68,071)	(51,565)
Loss from unconsolidated entity	(289)	—	—
Other income, net	2,811	1,091	634

Loss before income tax benefit	(59,019)	(66,980)	(50,931)
Income tax benefit	1,160	15,547	4,515

Loss from continuing operations, after income taxes	(57,859)	(51,433)	(46,416)
Income from discontinued operations, net of tax effect (1)	2,914	21,927	2,003

Net loss	$(54,945)	$(29,506)	$(44,413)

Earnings per share:
Net loss per share from continuing operations, after income taxes
Basic and diluted	$(1.35)	$(1.43)	$(1.69)

Net income per share from discontinued operations, net of tax effect
Basic and diluted	$0.07	$0.61	$0.07

Net loss per share
Basic and diluted	$(1.28)	$(0.82)	$(1.62)

Weighted average shares used in computing net income (loss) per share
Basic and diluted	42,989	36,065	27,496

(1) Amounts reported include stock-based compensation expense as follows:
Cost of revenues	$5	$—	$—
Research and development	164	5	12
Sales and marketing	74	34	54
General and administrative	699	637	838
Discontinued operations	—	1,895	1,169

	$942	$2,571	$2,073

The accompanying notes are an integral part of these consolidated financial statements.

NAPSTER, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2003	19,574	$20	$128,272	$(2,886)	$(12,504)	$1,929	$114,831
Net loss	—	—	—	—	(44,413)	—	(44,413)
Foreign currency translation adjustment	—	—	—	—	—	3,689	3,689
Unrealized loss on short-term investments	—	—	—	—	—	(300)	(300)

Total comprehensive loss							(41,024)

Issuance of common stock under employee stock plans	555	1	1,611	—	—	—	1,612
Deferred stock-based compensation on stock issued to employees	—	—	897	(897)	—	—	—
Issuance of common stock in connection with the acquisition of Napster, LLC	3,914	4	23,483	—	—	—	23,487
Amortization of deferred stock-based compensation	—	—	—	2,970	—	—	2,970
Employee termination adjustment to stock-based compensation	—	—	573	(573)	—	—	—
Issuance of common stock from private equity funding	9,500	9	41,135	—	—	—	41,144

Balance at March 31, 2004	33,543	34	195,971	(1,386)	(56,917)	5,318	143,020
Net loss	—	—	—	—	(29,506)	—	(29,506)
Foreign currency translation adjustments	—	—	—	—	—	(4,481)	(4,481)
Unrealized gain on short-term investments	—	—	—	—	—	883	883

Total comprehensive loss							(33,104)

Issuance of common stock to Best Buy, Inc. in connection with marketing agreement	1,100	1	4,909	—	—	—	4,910
Issuance of common stock under employee stock plans	1,152	1	5,184	—	—	—	5,185
Issuance of common stock upon exercise of warrant	66	—	—	—	—	—	—
Stock-based compensation related to option acceleration	—	—	1,663	—	—	—	1,663
Amortization of deferred stock-based compensation and other	—	—	21	853	—	—	874
Stock-based compensation related to option issued to non-employee	—	—	34	—	—	—	34
Issuance of common stock from private equity funding	7,100	7	48,804	—	—	—	48,811

Balance at March 31, 2005	42,961	43	256,586	(533)	(86,423)	1,720	171,393
Net loss	—	—	—	—	(54,945)	—	(54,945)
Foreign currency translation adjustment	—	—	—	—	—	(1,169)	(1,169)
Unrealized loss on short-term investments	—	—	—	—	—	(718)	(718)

Total comprehensive loss							(56,832)

Issuance of common stock under employee stock plans, net	865	1	3,538	(3,269)	—	—	270
Amortization of deferred stock-based compensation	—	—	—	868	—	—	868
Stock-based compensation related to stock awards issued to non-employees	—	—	74	—	—	—	74

Balance at March 31, 2006	43,826	$44	$260,198	$(2,934)	$(141,368)	$(167)	$115,773

The accompanying notes are an integral part of these consolidated financial statements.

NAPSTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(54,945)	$(29,506)	$(44,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,699	8,849	10,619
Amortization of prepaid marketing expenses	1,932	3,961	—
Stock-based compensation charges	942	2,571	2,073
Impairment of assets	—	611	2,416
Change in fair market value of investment hedge	684	342	—
Non-cash purchase of long -term investment-IseeMedia	—	(200)	—
Non-cash loss from remeasurement of cash balance	524	—	—
Loss on retirement of assets	—	106	326
Gain on sale of businesses	(6,540)	(32,077)	(10,622)
Deferred tax expense	926	1,696	3,559
Loss from unconsolidated entity	289	—	—
Change in operating assets and liabilities, net of effects of acquisition and divestiture:
Accounts receivable	1,074	2,454	1,984
Prepaid expenses and other current and long term assets	(1,422)	862	1,005
Accounts payable	(3,260)	4,418	(5,152)
Income taxes payable	21	(45)	1,483
Accrued liabilities	5,998	(2,466)	2,746
Deferred revenues	4,603	8,068	905
Other long-term liabilities	(53)	(178)	2,296

Net cash used in operating activities	(44,528)	(30,534)	(30,775)

Cash flows from investing activities:
Purchases of property and equipment	(5,003)	(2,266)	(4,793)
Proceeds from sale of Consumer Software Division, net	—	68,966	—
Proceeds from sale of GoBack product line, net	—	2,760	9,980
Purchases of other intangible assets	—	—	(63)
Purchases of short-term investments	(151,911)	(74,820)	(30,147)
Proceeds from maturities and sale of short-term investments	138,807	80,424	20,115
Foreign currency conversion in transit	(7,545)	—	—
Transfer from (to) restricted cash	—	1,735	(1,735)
Investment in unconsolidated entity	(2,714)	—	—
Acquisition of Napster, LLC, net of cash acquired	—	—	(14,552)

Net cash provided by (used in) investing activities	(28,366)	76,799	(21,195)

Cash flows from financing activities:
Principal payment of capital lease obligation	(112)	(594)	(613)
Payments of short-term debt	—	—	(5,000)
Proceeds from (repayment of) line of credit	(15,000)	—	15,000
Issuance of common stock under employee stock plan	202	5,185	2,508
Issuance of common stock from private equity financing, net	—	48,624	41,424

Net cash provided by (used in) financing activities	(14,910)	53,215	53,319

Effect of exchange rates on cash	(800)	(975)	823
Change in cash and cash equivalents	(88,604)	98,505	2,172
Cash and cash equivalents at beginning of period	135,416	36,911	34,739

Cash and cash equivalents at end of period	$46,812	$135,416	$36,911

The accompanying notes are an integral part of these consolidated financial statements.

NAPSTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended March 31,
	2006	2005	2004
Supplemental cash flow information:
Cash paid for interest	$161	$711	$490

Cash paid for income taxes	$295	$803	$1,313

Non-cash disclosure of investing and financing activities:
Unrealized gains (losses) on short-term investments, net	$(718)	$883	$(300)

Assets acquired under capital leases	$22	$593	$—

Goodwill resulting from the acquisition of Napster, LLC	$—	$51	$34,709

Issuance of stock in connection with strategic marketing agreement and purchase acquisition	$—	$4,999	$23,487

Deferred stock-based compensation related to issuance of common stock options and restricted awards to employees, net of terminations	$3,269	$—	$897

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

On May 1, 2006 Napster launched the new Napster.com, the only legal, advertising-supported service that offers free, on-demand listening without monthly restrictions. This free music site allows members in the United States to listen to nearly every song in Napster’s more than 2 million song subscription catalog five times each for free anywhere on the web without downloading any software. Napster.com members outside the United States enjoy free access to 30 second clips of most of these tracks.

For those consumers who want access to unlimited music, including the ability to download music with high quality sound, enjoy their music in an advertising-free environment and access many features including radio, Billboard charts and many community features, Napster continues to offer Napster and Napster to Go subscriptions for use on the PC or portable devices. The paid Napster service is also currently available in Canada, the United Kingdom and Germany. Napster expects to launch its paid service in Japan through its joint venture with Tower Records in fiscal 2007.

Until December 17, 2004, Napster was known as “Roxio, Inc.” and operated its business in two divisions, the consumer software division (“CSD”) and the online music distribution division, also known as the Napster division. On December 17, 2004, Napster completed the sale of substantially all of the assets and liabilities of CSD to Sonic Solutions, a California corporation (“Sonic”). The divestiture of CSD was accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), and, accordingly, the results of operations of the CSD are no longer presented within continuing operations.

Since the sale of CSD in December 2004, Napster has focused exclusively on the online music distribution business under the Napster brand and, since January 3, 2005, has been traded on the Nasdaq Stock Market under the symbol “NAPS”.

Liquidity and Capital Resources

Napster has incurred losses and negative cash flows from operations during the past two fiscal years. For the year ended March 31, 2006, we incurred an after tax net loss from continuing operations of $57.9 million, a net loss of approximately $54.9 million and negative cash flows from operations of approximately $52.1 million. Our cash balances may decline further, although we believe that our strategic actions to improve revenue and control costs, along with existing cash resources, will be adequate to fund our operations for at least the next 12 months. Failure to generate sufficient revenues or control spending could adversely affect our ability to achieve our business objectives.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidation and basis of presentation

The accompanying consolidated financial statements present the results of operations, financial position, changes in stockholder’s equity and cash flows applicable to the operations of Napster and its wholly or majority-owned subsidiaries, after elimination of intercompany accounts and transactions. Napster owns 100% of all subsidiaries other than Napster, LLC, of which it owns 99.6%. There is no minority interest in Napster, LLC during the periods presented because the Company is obliged to fund all operating losses of the entity. Investments in entities where Napster does not have control are recorded on the equity basis of accounting in accordance with Accounting Principles Board Opinion (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18).

Reclassification    Certain reclassifications have been made to prior years’ balances in order to conform to the current period presentation. We have changed the classification of stock-based compensation expenses in the consolidated statement of operations to their respective operating expense classification. Such reclassifications do not have an effect on Napster’s consolidated financial condition, results of operations, or cash flows.

Foreign currency translation

The functional currency for most of Napster’s foreign subsidiaries is the respective local currency. These subsidiaries consist of entities in the United Kingdom, Germany and Luxembourg, as well as one dormant CSD subsidiary that is substantially liquidated and, prior to December 2004, other subsidiaries sold to Sonic during December 2004 or since liquidated. For these entities, Napster translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income (loss).

Transactions denominated in currencies other than the functional currency of the legal entity are remeasured to the functional currency of the legal entity at the period-end exchange rates. Any associated currency re-measurement gains and losses are recognized in current operations.

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

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Napster classifies its short-term investments into categories in accordance with the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Short-term investments are classified as available-for-sale, which are reported at fair market value with the related unrealized gains and losses, net of taxes, included in other comprehensive income. Realized gains and losses, declines in the value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income, net. The fair value of the Napster’s investments is based on quoted market prices. Realized gains and losses are computed using the specific identification method.

Fair value of financial instruments

The carrying values of Napster’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair market value due to their short maturities. In addition, the fair market value of short-term debt approximates its carrying value due to its variable interest rate.

Derivative instruments

The Company records derivative instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Napster evaluates all derivative instruments and classifies them in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Concentrations of credit risk

Financial instruments that potentially subject Napster to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable.

Napster maintains its cash and cash equivalents and short-term investments with high quality financial institutions and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions. Amounts deposited with these institutions may exceed federal depository insurance limits. In addition, the portfolio of investments conforms to Napster’s policy regarding concentration of investments, maximum maturity and quality of investment.

No end-user customer accounts for more than 10% of net revenues. Substantially all customers remit payment for the service via a prepaid card or credit card. One distributor of prepaid cards accounted for approximately 62% of net accounts receivable at March 31, 2006 and approximately 34% of net accounts receivable at March 31, 2005. Receivables from the company that processes credit cards accounted for 9% of net accounts receivable at March 31, 2006 and 21% of net accounts receivable at March 31, 2005.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid Marketing Expenses

Napster recognizes up front advance payments for marketing fees in prepaid expenses and other current assets. Prepaid marketing expenses consist of amounts paid to strategic marketing partners and media placement firms for future marketing services. These prepayments are expensed as marketing services are received, based on fair values of the services received, limited to the contractual value. The recoverability of these balances is subject to regular review by management.

Advertising costs

Advertising costs are expensed as incurred and were approximately $38.0 million in fiscal 2006, $26.5 million in fiscal 2005 and $10.3 million in fiscal 2004.

Property and equipment

Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the assets, or the lease term if shorter.

Capitalized software development costs

Internal use software.    Napster complies with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), and Emerging Issues Task Force (“EITF”) Issue 00-2, “Accounting for Website Development Costs”. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, generally three years.

Software held for sale.    In accordance with SFAS No. 86, “Computer Software to be Sold, Leased, or Otherwise Marketed”, development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company has not capitalized any software development costs as technological feasibility is generally not established until a working model is completed at which time substantially all development is complete.

Goodwill and other intangible assets

Napster accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Napster evaluates the carrying value of goodwill on an annual basis. Napster will adjust the carrying value if the asset’s value has been impaired and more frequently if certain impairment indicators are present. At March 31, 2006 and 2005, Napster compared its market value to its net book value and determined that goodwill was not impaired as the fair value exceeded the net book value.

Other intangible assets are amortized on the straight-line method over their estimated useful lives, generally three years. When circumstances warrant, Napster periodically evaluates any possible impairment of long-lived assets, including intangible assets other than goodwill, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued publishing fees

Under copyright law we are required to pay licensing fees for compositions embodied in digital sound recordings and for the sound recordings themselves that we deliver in our Napster service. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to the current or historic sales of our digital music offerings. We accrue for the cost of these fees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS No. 5”), based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies.

Revenue recognition

Napster recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition in Financial Statements” (“SAB 104”), EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). In general, Napster recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

Music subscriptions are paid in advance, typically for monthly or annual periods. Music subscription revenues are recognized ratably on a daily basis over the subscription period. Revenues from sales of individual songs or albums by download are recognized at the time the music is delivered, digitally, to the end user. Revenues from pre-paid cards and promotions are deferred and then recognized as (i) tracks are downloaded by the end users, (ii) if redeemed for a subscription, over the subscription period or (iii) when the Company has no further obligation to provide services or refund the associated prepayments. Revenues from licensing of Napster trademarks are recognized upon receipt of royalty reports from the licensee or, for prepaid royalties, when the Company provides or has no further obligation to provide services.

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

Napster has arrangements with certain customers whereby the customer provides goods or services to Napster. Our revenue and the charges for the goods or services provided by a customer are accounted for in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer”, including subsequent interpretations. The costs of separately identifiable goods or services received by Napster from a customer are valued at the cost Napster would incur to procure the same goods or services from a non-customer third party. If the goods or services cannot be separated, the total consideration is recorded as a reduction of revenues. Consideration paid to customers under these arrangements that exceeds the separately identifiable value of the goods or services provided would be reflected as a reduction of the customer’s revenue.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Napster recognizes revenue gross or net in accordance with EITF 99-19. In most arrangements, Napster contracts directly with the end user customers, is the primary obligor and carries all collectibility risk. Revenue in these arrangements is recorded on a gross basis. In some cases, Napster utilizes third party distributors to sell products or services directly to end user customers, and Napster carries no collectibility risk. In some cases, Napster pays operating expenses for the distributor and is reimbursed at cost plus a small mark-up. In both of those instances, Napster reports the revenue net of the amount paid to the distributor.

Income taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred taxes result from differences between the financial and tax bases of Napster’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by Napster.

In accordance with SFAS No. 109, we have recognized a tax benefit in continuing operations and an equal offsetting additional tax provision in the discontinued operation in each period that continuing operations had a loss that can be applied to offset income from the discontinued operation.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Accumulated other comprehensive income for the periods presented represents foreign currency translations associated with Napster’s international operations and unrealized gains and losses on available for sale securities.

Net income (loss) per share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less unvested restricted stock as required by SFAS No. 128, “Earnings per Share”, because issued and outstanding unvested restricted stock must be returned to the Company if vesting does not occur. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential shares outstanding during the period. Dilutive potential shares have consisted of warrants, common stock issuable upon exercise of stock options, computed using the treasury stock method, and unvested restricted stock.

Dilutive potential shares excluded from the calculation because their effect would have been anti-dilutive totaled 5.1 million in 2006, 5.0 million in fiscal 2005 and 6.2 million in fiscal 2004.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

Napster accounts for stock-based compensation to employees in accordance with intrinsic value method specified in APB No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of Napster’s common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years.

Napster accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date of grant.

The following table illustrates the effect on net loss and net loss per share if Napster had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended March 31,
	2006	2005	2004
Net loss, as reported	$(54,945)	$(29,506)	$(44,413)
Add:
Stock-based compensation expense included in reported net loss	867	2,537	2,073
Deduct:
Stock-based employee compensation expense determined under fair value method for all awards	(4,208)	(10,768)	(10,225)

Pro forma net loss	$(58,286)	$(37,737)	$(52,565)

Net loss per share:
Basic and diluted—as reported	$(1.28)	$(0.82)	$(1.62)
Basic and diluted—pro forma	$(1.36)	$(1.05)	$(1.91)
Weighted average shares used in computing net income and pro forma net income per share:
Basic and diluted shares	42,989	36,065	27,496

Napster uses the straight-line method to amortize its SFAS No. 123 pro forma stock–based compensation expense over the vesting period, which is generally four years for stock options and restricted stock awards, and over the applicable purchase period, which ranges from six months to two years, for employee stock purchase plan (“ESPP”) stock purchase rights.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock option and ESPP stock purchase rights is estimated on the date of grant using the Black-Scholes model. The following table sets forth the weighted-average assumptions used to calculate the fair value of the stock options and ESPP stock purchase rights.

	Year Ended March 31,
	2006	2005	2004
Stock options:
Expected volatility	95%	95%	105%
Risk-free interest rate	3.80%	3.32%	2.65%
Expected life	4 years	4 years	4 years
Expected dividend yield	zero	zero	zero

ESPP stock purchase rights:
Expected volatility	81%	97%	105%
Risk-free interest rate	4.28%	2.48%	1.48%
Expected life	1.3 years	1.2 years	1.2 years
Expected dividend yield	zero	zero	zero

Under the Black-Scholes option pricing model, the weighted average fair value of stock options at date of grant was $4.26, $3.21 and $5.22 per share for options granted during fiscal 2006, 2005 and 2004, respectively. The weighted average fair value of stock purchase rights under the ESPP was $2.18, $2.59, and $3.32 per share during fiscal 2006, 2005, and 2004, respectively.

The fair value of restricted stock awards is measured at the market price of unrestricted stock on the grant date. The weighted average fair value of restricted stock awards was $4.15 per share during fiscal 2006. No restricted stock was awarded prior to fiscal 2006.

Recent accounting pronouncements

Share-Based Payments

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revises the previously effective SFAS No. 123 and supersedes APB No. 25, and on March 29, 2005 the SEC issued SAB 107, “Share-Based Payment” (SAB 107”). These pronouncements address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires that such transactions be accounted for using a fair value-based method and recognized as expenses in our consolidated statements of operations. The effective date of the proposed standard for public companies is for the first annual reporting period beginning after June 15, 2005. We are evaluating the requirements under SFAS No. 123(R) and expect the adoption in fiscal 2007 to have an adverse impact on our consolidated statements of operations and net income (loss) per share.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2—BUSINESS ACQUISITIONS

Acquisition of Napster, LLC, formerly known as Pressplay

In May 2003, Napster acquired substantially all of the ownership of Napster, LLC, a provider of an online music service formerly known as Pressplay. Napster, LLC was not affiliated with Napster, Inc. Pressplay served as the foundation for Napster’s online music service which was launched on October 29, 2003 under the Napster brand. In consideration of the acquisition, Napster paid $12.5 million in cash, issued 3.9 million shares of Napster’s common stock valued at $23.5 million and obligated itself to pay up to $12.4 million in contingent payments based on Napster’s cumulative positive cash flows from the online music business.

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

Calculation of purchase price:
Value of stock consideration and acquisition costs	$23,487
Cash consideration	14,321

Total costs	$37,808

Allocation of purchase price:
Current and other assets	$4,163
Property and equipment	4,144
Identifiable intangible asset—Trademark	300
Goodwill	34,658

Total assets acquired	43,265
Current liabilities	(5,457)

Net assets acquired	$37,808

The trademark was amortized on a straight-line basis over its estimated useful life of one year. In accordance with SFAS No. 142, goodwill is not amortized but is tested at least annually for impairment.

NOTE 3—DISCONTINUED OPERATIONS

As described in Note 1, on December 17, 2004 Napster sold substantially all of the assets and liabilities constituting CSD, including all of the capital stock of certain international subsidiaries historically included in CSD. The remaining international subsidiaries historically included in CSD were substantially liquidated as of December 17, 2004. Sonic paid a total of $74.7 million in cash and 653,837 shares of Sonic’s common stock, valued at approximately $13.6 million as of the closing date.

The disposition is accounted for by Napster as a discontinued operation in accordance with SFAS No. 144. During fiscal 2005 Napster recognized a $30.4 million gain on the sale of CSD and deferred $2.1 million of possible gain pending agreement on certain adjustments pursuant to the divestiture agreement. On March 27, 2006, Napster and Sonic settled all adjustments described in the divestiture agreement for $2.4 million of cash payable to Napster. As of March 31, 2006, Napster’s only ongoing obligation under the divestiture agreement relates to indemnifications described in Note 14.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Results of Discontinued Operations

Napster had no ongoing activity in the discontinued operation during fiscal 2006. The gain on divestiture in fiscal 2006 is comprised of the recognition of the $2.1 million deferred gain, the $2.4 million working capital adjustment, and other miscellaneous adjustments.

Summarized selected condensed consolidated statement of operations for the discontinued operations are as follows (in thousands):

	Year Ended March 31,
	2006	2005	2004
Net revenues	$—	$54,513	$87,332

Gross profit	—	39,551	61,546

Operating expenses	—	31,820	60,055

Gain on divestiture	5,370	30,395	—

Income from discontinued operations before income tax provision	5,370	40,325	11,464
Income tax provision	(2,456)	(18,398)	(9,461)

Net income from discontinued operations	$2,914	$21,927	$2,003

NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and cash equivalents

Napster’s cash and cash equivalents consist of the following (in thousands):

	March 31,
	2006 Fair Value	2005 Fair Value
Cash	$6,359	$19,493

Cash equivalents:
Commercial paper	22,773	3,541
Government securities	—	1,963
Certificates of deposit	1,106	—
Money market securities	16,574	110,419

Total cash equivalents	40,453	115,923

Total cash and cash equivalents	$46,812	$135,416

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments

Napster’s short-term investments consist of the following (in thousands):

	March 31,
	2006 Fair Value	2005 Fair Value
Commercial paper	$5,041	$4,561
Certificates of deposit	3,979	—
Corporate securities, including Sonic common stock	25,399	20,497
Municipal securities	9,815	1,059
U.S. agencies securities	5,578	6,263

	$49,812	$32,380

Napster’s investments in marketable securities and short-term investments are all considered available for sale. The fair values of these investments approximate carrying value, and realized and unrealized gains and losses on investments are determined on the specific identification method.

Approximately $47.0 million and $20.6 million of the short-term investments mature in less than one year as of March 31, 2006 and 2005, respectively. The remaining short-term investments generally have effective maturity dates between one and two years. Because the short-term investments represent the investment of cash available to fund current operations, the entire balance has been classified as short-term in the balance sheet.

Realized gains and losses, amortization and accretion on cash equivalents and short-term investments, net, excluding the realized gain on the Sonic common stock, totaled $625,000, $506,000 and $23,000 in fiscal 2006, 2005 and 2004, respectively. Gross realized losses on short-term investments in fiscal 2006, 2005 and 2004 were not significant. Additionally, gross unrealized gains on cash equivalents and short-term investments, excluding the unrealized gain on the Sonic common stock, were $4,000 and $79,000 as of March 31, 2006 and March 31, 2005, respectively, and gross unrealized losses were $114,000 and $642,000 as of March 31, 2006 and March 31, 2005, respectively.

Napster has determined that the gross unrealized losses on its available-for-sale securities as of March 31, 2006 are temporary in nature. Napster has reviewed its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and Napster’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. Based on this assessment, Napster concluded that no impairment has occurred.

Investment in Sonic Solutions and fair market hedge

Napster received 653,837 shares of unregistered common stock of Sonic as partial consideration for the sale of CSD. In December 2004, Napster entered into a fair value hedge to eliminate its exposure to changes in fair value of the Sonic common stock. As of the date of entering into the hedge, an unrealized gain of $1.2 million was included in accumulated other comprehensive income. At March 31, 2005, the fair market value of the hedge was $4.6 million. During December 2005, Napster terminated the hedge and sold the Sonic common stock, which resulted in the recognition of the $1.2 million gain in the consolidated statement of operations.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Conversion In Transit

As of March 31, 2006, a third party held $7.5 million in U.S. dollar funds that had been converted from Danish Kroner to U.S. dollars on March 30, 2006. The U.S. dollars were re-deposited into Napster’s bank account in Denmark by the third party on April 3, 2006.

NOTE 5—BALANCE SHEET DETAIL

Prepaid expenses and other current assets (in thousands)

	March 31,
	2006	2005
Prepaid marketing expense	$1,381	$3,081
Fair value hedge receivable	—	4,619
Receivable from Sonic related to divestiture	2,200	—
Other prepaid expense	2,601	2,075

	$6,182	$9,775

Property and equipment

		March 31,
		2006	2005
		(in thousands)
	Life
Computer equipment and software	3-5 years	$10,142	$8,327
Furniture and fixtures	3-8 years	390	293
Leasehold improvements	Life of lease	785	640
Capitalized software development costs	3-5 years	3,494	562

		14,811	9,822
Less: Accumulated depreciation and amortization		(7,799)	(4,485)

Property and equipment, net		$7,012	$5,337

Depreciation expense in continuing operations totaled $3.3 million in fiscal 2006, $2.9 million in fiscal 2005 and $3.6 million in fiscal 2004. In connection with the CSD divestiture in fiscal 2005 we sold property and equipment totaling $10.3 million gross, net of $7.7 million of accumulated depreciation. The amortization of capitalized software development costs, included in depreciation expense in continuing operations, totaled $217,000 in fiscal 2006, $162,000 in fiscal 2005 and $106,000 in fiscal 2004. Unamortized capitalized software development costs were $3.0 million and $294,000 at March 31, 2006 and 2005, respectively.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment acquired under capital leases

		March 31,
		2006	2005
		(in thousands)
	Life
Computer equipment and software:
Gross book value	3-5 years	$673	$651
Less: accumulated depreciation		(385)	(167)

		$288	$484

Depreciation expense on property and equipment acquired under capital leases in continuing operations was $218,000, $237,000, and $98,000 during fiscal 2006, 2005, and 2004, respectively.

Accrued liabilities (in thousands)

	March 31,
	2006	2005
Accrued affiliate and content liabilities	$9,328	$5,327
Accrued publishing fees	3,949	784
Accrued compensation and related expenses	1,152	1,745
Other accrued liabilities	2,283	3,525

	$16,712	$11,381

Deferred revenue (in thousands)

	March 31,
	2006	2005
Unearned subscription revenue	$4,592	$2,117
Unredeemed pre-paid card and promotional content	6,929	4,732
Unearned hardware and license revenue	1,012	1,017
Other	291	479

	$12,824	$8,345

All but approximately $1 million of deferred revenue and other benefits as of March 31, 2005 were earned during fiscal 2006. All deferred revenue and other benefits as of March 31, 2006 are expected to be earned during fiscal 2007 as the services are delivered or the items otherwise qualify for revenue recognition in accordance with SAB 104.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—INTANGIBLE ASSETS

At March 31, 2006, intangible assets, consisting primarily of trademarks, were fully amortized. At March 31, 2005, intangible assets had a gross and net book value of $6.4 million and $1.3 million, respectively. Amortization of intangible assets for continuing operations was $1.3 million in fiscal 2006, $2.1 million in fiscal 2005 and $2.3 million in fiscal 2004.

NOTE 7—INVESTMENT IN UNCONSOLIDATED ENTITY

On October 14, 2005, Napster, LLC, a subsidiary of Napster, entered into a Joint Venture Operating Agreement with Tower Records Japan, Inc. (“Tower Japan”), relating to the formation and operation of a Japan-based joint venture company (the “Joint Venture”) for the purpose of operating the Napster online music service in Japan. Under the principal terms of this agreement, Napster, LLC licensed intellectual property rights to the Joint Venture, including platform technology and trademarks, in exchange for certain guaranteed royalties beginning in fiscal 2007, and Tower Japan will support the Joint Venture’s marketing and advertising activities. The Joint Venture has exclusive rights to operate the Napster service in Japan.

On October 14, 2005, Napster, LLC contributed 151,200,000 Japanese Yen ($1.3 million at the exchange rate on the date the capital was contributed) to the Joint Venture, and on February 27, 2006 Napster, LLC contributed an additional 157,500,000 Japanese Yen ($1.4 million at the exchange rate on the date the capital was contributed) to the Joint Venture, in exchange for a 31.5% ownership interest. Tower Japan contributed a total of 671,300,000 Japanese Yen for a 68.5% ownership interest. The parties each have customary shareholder rights in the Joint Venture, including veto rights, rights to appoint directors and officers and rights of first refusal. Tower Japan is also obligated to arrange or provide debt or equity funding, including through an unsecured revolving loan facility. Napster, LLC has no obligation to fund future losses or provide contributions to Napster Japan other than the investments described above.

In addition to the principal terms of the agreement, the Joint Venture is required to reimburse Napster, LLC for the cost of bandwidth, hosting, and related expenses incurred by Napster, LLC in providing Napster services in Japan when launched plus 8% and (ii) for software development. During fiscal 2006, Napster LLC received a fee of 50,000,000 Japanese Yen ($424,000 at the exchange rate on the date of receipt) to localize its existing software for use by the end users in Japan.

The Joint Venture is a variable interest entity in accordance with FASB Interpretation 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51“. Napster, LLC does not consolidate the Joint Venture because Napster, LLC is not the primary beneficiary. Napster has accounted for its investment in the Joint Venture as an equity method investment under APB No. 18, based on its ability to exert significant influence over but not control the Joint Venture. Under this method, Napster records its investment at the amount of capital contributed plus its percentage interest in the Joint Venture’s income or loss. Any cumulative loss recorded by Napster is limited to its contributed capital because it is not obligated to provide additional capital contributions to the Joint Venture.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—RESTRUCTURING

Napster records restructuring provisions in accordance with SFAS No. 146, “Accounting for Exit Costs Associated with Exit or Disposal Activities”.

In fiscal 2006 Napster did not have any restructuring activity.

The following table summarizes Napster’s total restructuring activity during fiscal 2005 (in thousands):

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

As part of the sale of CSD’s assets and liabilities to Sonic in fiscal 2005, Napster terminated certain employees and incurred a $721,000 restructuring charge as part of discontinued operations. Sonic agreed to reimburse Napster for all severance costs for individuals terminated in connection with the transaction and assumed all pending restructuring obligations. At March 31, 2005, the $721,000 reimbursement was recorded as an offset to the associated restructuring charge in discontinued operations. Additionally, as part of the divestiture, Sonic agreed to assume all liabilities related to restructured facilities. Accordingly, the restructure provision as of March 31, 2005 is zero.

In fiscal 2004, Napster recorded approximately $10.3 million of restructuring charges related to the reorganizations of its foreign and domestic operations, of which $9.2 million related to discontinued operations and $1.1 million related to continuing operations. The total restructuring charge included $3.7 million of severance and benefits related to the involuntary termination of 210 employees, $2.4 million of equipment write-offs, $3.4 million of unused facility lease write-offs, and $786,000 of miscellaneous legal, tax and other expense.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES

The components of loss from continuing operations before provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2006	2005	2004
Continuing operations:
Domestic	$(57,603)	$(67,222)	$(50,931)
Foreign	(1,416)	242	—

Continuing operations	$(59,019)	$(66,980)	$(50,931)

The components of the income tax benefit from continuing operations are as follows (in thousands):

	Year Ended March 31,
	2006	2005	2004
Federal:
Current	$1,880	$15,355	$7,047
Deferred	(810)	(1,485)	(3,106)
Foreign:
Current	(49)	(115)	—
Deferred	—	—	—
State:
Current	255	2,004	1,028
Deferred	(116)	(212)	(454)

	$1,160	$15,547	$4,515

Significant components of Napster’s deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2006	2005
Net operating loss	$38,028	$15,576
Accrued liabilities and other provisions	3,534	1,500
Deferred revenue	3,458	3,252
Compensatory accruals	1,755	656
Tax credit carryforwards	1,594	1,594
Other, net	122	70

Total	48,491	22,648
Less: Valuation allowance	(48,491)	(22,648)

Deferred tax assets	—	—
Deferred tax liabilities associated with tax deductible goodwill	(2,622)	(1,696)

Net deferred tax assets (liabilities)	$(2,622)	$(1,696)

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Napster has established a valuation allowance against its gross deferred tax assets which are not deemed more likely than not to be recoverable prior to expiration. In establishing the valuation allowance, Napster considered, among other factors, its historical losses of the online music business, and projections for the future. The valuation allowance increased by $25.8 million, $3.5 million and $15 million during fiscal years 2006, 2005 and 2004, respectively.

During January 2005, following the divestiture of CSD, which utilized substantially all of our tax operating losses, Napster decided to make a tax election to step up the basis in Pressplay goodwill for tax purposes. As a result, the Pressplay goodwill is deductible for tax purposes, and in accordance with SFAS No. 109, this tax deduction represents a taxable temporary difference. As of December 31, 2004, due to our history of losses and the fact that this deferred tax liability would reverse only if the business was sold or the goodwill impaired, reversal of the deferred tax liability is not reasonably assured. Accordingly a deferred tax liability and related expense for this item of approximately $2.6 million has been recorded.

At March 31, 2006, Napster had approximately $75.2 million and $71.7 million in federal and state net operating loss carryforwards with expirations beginning in 2024 and 2014, respectively. Additionally, Napster had approximately $1.6 million in tax credit carryforwards with expirations beginning in 2007.

The income tax benefit differs from the amount computed by applying the federal statutory tax rate to the loss from continuing operations as follows:

	Year Ended March 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State tax benefit, net of federal benefit	5.0%	5.0%	5.0%
Increase in valuation allowance	(38.0)%	(16.4)%	(30.4)%
Stock-based compensation	—%	(0.4)%	(0.7)%

Effective income tax rate	2.0%	23.2%	8.9%

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

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—SHORT-TERM DEBT

Napster has an agreement with Silicon Valley Bank to provide a $17.0 million revolving line of credit, collateralized by substantially all of Napster’s assets. The line of credit bears interest at a variable rate of prime plus 0.50% per annum, expires in December 2006 and has a commitment fee equal to twenty-five hundredths of one percent (0.25%) of the daily average unused balance per annum. The line of credit contains a material adverse conditions clause and covenants that require Napster to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $45.0 million, (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 10% of net accounts receivable to total borrowings under the line of credit of not less than 2.00 to 1.00. In addition, the terms of the line of credit restrict Napster’s ability to pay dividends. At March 31, 2005, Napster had borrowed $15.0 million under the line of credit, which was repaid in May 2005 plus $73,000 of accrued interest. At March 31, 2006, no amounts were borrowed under the line of credit, and Napster was in compliance with all financial covenants.

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock

Napster is authorized to issue 10 million shares of preferred stock, $0.001 par value. No shares of preferred stock were issued or outstanding at March 31, 2006 and at March 31, 2005.

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

In fiscal 2004, Napster issued a total of 9,500,000 shares of common stock in private placements to certain accredited investors. The shares were sold at prices of $4.10 and $5.50 per share with gross proceeds of $44.6 million. The gross proceeds were reduced by placement fees and legal and accounting fees that totaled approximately $3.5 million.

On November 15, 2002, Napster entered into an agreement to acquire certain assets of Napster, Inc. As part of the agreement, Napster, Inc. received a warrant to purchase 100,000 shares of Napster’s common stock at a price equal to $3.12 per share. On November 29, 2004, this warrant was exercised in a cashless transaction for 66,227 shares of common stock.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—EMPLOYEE BENEFIT PLANS

Stock Plans

Under various stock plans, the Company may grant incentive and non-qualified stock options, restricted stock awards and other equity based awards to Company employees, officers, directors and consultants. Options generally vest 25% on the first anniversary of the grant and 6.25% per quarter thereafter for the next twelve quarters. Options generally have a term of ten years from the date of grant. The Board of Directors establishes the exercise price of stock options, which generally is not less than the fair market value of the Company’s stock on the date of grant. Restricted stock awards granted to employees generally vest ratably over a four year period in equal annual cliffs, are forfeited if the employee leaves the Company prior to vesting and have full voting rights until forfeited.

On October 24, 2005 the Company amended its Napster, Inc. 2001 Stock Plan to provide, effective January 1, 2006, the granting of restricted stock awards to non-employee directors in lieu of granting stock options. The restricted stock awards granted to non-employee directors vest ratably over a four year period in equal quarterly cliffs, are forfeited upon termination of services on the Board of Directors prior to vesting, and have full voting rights until forfeited.

In fiscal 2006, the Company issued a total of 801,713 shares of restricted stock, net of forfeitures, having an average fair value per share of $4.15. Of the shares of restricted stock issued during the year, 16,903 shares were fully vested as of March 31, 2006. As of March 31, 2006, approximately 10.2 million shares of common stock were reserved for issuance under the various stock plans, including 5.9 million shares available for future grant.

The Company’s stock plans provide that stock options and restricted stock awards will be vested in full in the event of a change in control, as defined in the respective stock plan. During December 2004, in connection with the CSD divestiture, which did not qualify as a change in control event under the stock plans, the Board authorized that all stock options for terminated CSD employees would be vested in full as of the employee’s termination date. The vesting of options to purchase a total of 728,420 shares of common stock was accelerated pursuant to this authorization, and, in accordance with APB No. 25 and FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, the Company recorded a $1.7 million stock based compensation charge in results from discontinued operations in fiscal 2005.

On December 13, 2004, an outside consultant was granted options to purchase 40,000 shares of common stock. This option grant has been accounted for in accordance with EITF 96-18. Approximately $14,000 and $34,000 of stock-based compensation was recorded during fiscal 2006 and 2005 associated with this option grant.

On January 2, 2006, the Company entered into a consulting agreement with a member of its Board of Directors. Pursuant to the terms of the consulting agreement, the Company awarded 16,903 shares of fully vested restricted common stock valued at approximately $60,000 in exchange for consulting services through March 31, 2006. In accordance with EITF 96-18, approximately $60,000 of stock-based compensation was recorded in fiscal 2006 associated with this award.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2004, the Board of Directors granted to our chief executive officer options to purchase 300,000 shares of common stock. This grant was contingent upon the approval by stockholders. The options were granted at a price below the fair market value on the date of the stockholders’ approval, which resulted in an $897,000 deferred stock compensation charge. This amount is being amortized over the vesting period of the options. Approximately $224,000, $224,000 and $140,000 of amortization expense was recorded and included in stock-based compensation charges in fiscal 2006, 2005 and 2004, respectively.

The following table summarizes information about stock option activity under Napster’s stock plans:

	Year Ended March 31, 2006		Year Ended March 31, 2005		Year Ended March 31, 2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	5,016,826	$7.48	5,960,184	$9.13	6,254,579	$9.38
Granted:
At fair market value	9,000	$6.25	1,944,100	$4.71	1,294,850	$7.24
At less than fair market value	—		—		300,000	$7.47
Exercised	—		(1,026,691)	$4.69	(294,846)	$5.80
Canceled	(704,189)	$7.26	(1,860,767)	$11.39	(1,594,399)	$8.83

Outstanding, end of year	4,321,637	$7.52	5,016,826	$7.48	5,960,184	$9.13

Exercisable, end of year	3,028,677	$8.52	2,320,244	$9.85	3,030,681	$10.22

Weighted average fair value of options granted during the year:
At fair market value		$4.26		$3.26		$5.22
At less than fair market value		$—		$—		$7.47

The following table summarizes information about stock options outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.48–$4.09	556,579	6.72	$3.89	431,898	$3.88
$4.13	1,152,329	8.35	$4.13	467,174	$4.13
$4.23–$7.22	269,630	7.81	$4.91	138,833	$4.95
$7.47	738,812	7.43	$7.47	493,687	$7.47
$7.78–$8.37	101,750	8.77	$8.09	34,188	$8.05
$8.50	668,850	5.05	$8.50	668,850	$8.50
$8.84–$16.55	833,687	5.75	$14.66	794,047	$14.92

	4,321,637	6.95	$7.52	3,028,677	$8.52

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

In April 2001, the Board of Directors adopted and the sole shareholder approved the 2001 Employee Stock Purchase Plan (the “ESPP”). On April 1 of each year, the number of shares reserved for issuance under the ESPP will automatically increase by the lesser of 100,000 shares, 1.5% of the common shares outstanding on March 31 of that year or a number of shares determined by the Board of Directors. Additional shares may be reserved for issuance under the ESPP when approved by the shareholders. Offering periods are generally 24 months long and consist of four six-month purchase periods. Napster employees generally may contribute up to 10% of their base compensation to the purchase of Napster stock at a purchase price equal to 85% of the market price at the beginning of the offering period or the end of the purchase period, whichever price is lower. A total of 63,303 shares, 125,466 shares and 259,958 shares were issued under the ESPP in fiscal year 2006, 2005 and 2004, respectively. At March 31, 2006, 357,216 shares of common stock remained available for future issuance.

NOTE 13—BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Segment information

Effective December 17, 2004, Napster operates in a single segment. Prior to December 17, 2004, Napster operated its business in two reportable segments or divisions: CSD and the online music distribution division. Following the sale of the CSD, only one reportable segment remains.

Geographic information

Net revenue, by countries

The following table presents net revenues from continuing operations by country based on the location of customers (in thousands):

	Year Ended March 31,
	2006	2005	2004
United States	$83,054	$41,842	$11,964
United Kingdom	11,637	4,887	—

	$94,691	$46,729	$11,964

Cash and investments

The following table presents cash, cash equivalents, foreign currency conversion in transit and short-term investments by the country where the funds were held (in thousands):

	March 31,
	2006	2005
United States	$93,948	$156,259
United Kingdom	1,837	3,242
Denmark	7,545	7,659
Other countries	839	636

	$104,169	$167,796

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

Long-lived assets

The following table presents long-lived assets, excluding goodwill and identifiable intangible assets, by country based on the location of the assets (in thousands):

	March 31,
	2006	2005
United States	$7,201	$5,726
United Kingdom	86	33

	$7,287	$5,759

NOTE 14—COMMITMENTS AND CONTINGENCIES

Lease commitments

Napster leases its operating facilities and certain equipment under non-cancelable operating leases, which expire at various dates ranging from fiscal 2007 through fiscal 2011. Rent expense under all operating leases included in continuing operations was $1.5 million, $1.2 million and $1.1 million in fiscal 2006, 2005 and 2004, respectively.

At March 31, 2006, the future minimum lease payments under non-cancelable operating leases total $1.2 million, $258,000 and $146,000 for fiscal 2007, 2008 and 2009 and later, respectively.

Obligations to content and distribution providers

Napster has certain royalty commitments associated with the licensing of the music content. Future payments under these content agreements are due to partners based upon net revenues and online music distribution volumes.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

Napster and Pressplay have been notified by a number of companies that the Pressplay and Napster digital music services may infringe patents owned by those companies. Napster is investigating the nature of these claims and the extent to which royalties may be owed by Napster and Pressplay to these entities. The ultimate resolution of these claims cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. (“SightSound”) filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549, alleging infringement of certain of its patents by the Napster service. SightSound is demanding monetary damages and injunctive relief. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005 Napster moved for a stay of the proceedings pending the outcome of Napster’s reexamination application. On February 28, 2005, the court granted Napster’s motion to stay. On March 22, 2005, SightSound filed a Petition to Cancel certain trademark registrations owned by Napster before the Trademark Trial and Appeals Board (“TTAB”), claiming that Napster did not acquire the rights to these trademarks when it purchased them through the bankruptcy estate. Napster believes that this petition is entirely without merit, and it has been stayed by TTAB pending resolution of the litigation in Pennsylvania. On May 19, 2005, Napster filed a motion with the U.S. Bankruptcy Court for the District of Delaware to reopen the Napster bankruptcy case and enforce the order assigning all of the assets of the former Napster, Inc. (including trademarks and goodwill) to us. On August 23, 2005, an order confirming the sale to Napster of the Napster trademarks, including goodwill, was granted by the Bankruptcy Court. In or around November 2005, SightSound sold the patents in question to a subsidiary of General Electric for an undisclosed amount. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

On August 5, 2005, Ho Keung Tse filed suit against Apple Computer, Inc., Napster, MusicMatch, Inc., Sony Connect, Inc., Yahoo, Inc. and RealNetworks, Inc. in U.S. District Court for the District of Maryland alleging infringement of U.S. Patent No. 6665797 by the defendants’ respective music distribution services. Mr. Tse is demanding monetary damages and injunctive relief. The defendants have formed a joint defense group, have moved for change of venue, and intend to defend themselves vigorously. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

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

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Description	Beginning of Period	Additions	Deductions	Divestiture	End of Period
Allowance for bad debt:
Year ended March 31, 2004	$850	(75)	216	—	$991
Year ended March 31, 2005	$991	(42)	(274)	(669)	$6
Year ended March 31, 2006	$6	1	—	—	$7

Allowance for sales returns and certain sales incentives
Year ended March 31, 2004	$5,559	22,226	(18,619)	—	$9,166
Year ended March 31, 2005	$9,166	5,814	(8,595)	(6,385)	$—
Year ended March 31, 2006	$—	—	—	—	$—

Deferred tax valuation allowance:
Year ended March 31, 2004	$4,020	15,066	—	—	$19,086
Year ended March 31, 2005	$19,086	3,562	—	—	$22,648
Year ended March 31, 2006	$22,648	25,843	—	—	$48,491

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPSTER, INC.

By:	/s/ WM. CHRISTOPHER GOROG	By:	/s/ NAND GANGWANI
	Wm. Christopher Gorog Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) Date: June 9, 2006		Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Date: June 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes and appoints Wm. Christopher Gorog and Nand Gangwani, or either of them, as attorneys-in-fact and agents to execute and file with the applicable regulatory authorities any amendment to this report on his behalf individually and in each capacity stated below.

Name	Title	Date

/s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 9, 2006

/s/ NAND GANGWANI Nand Gangwani	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 9, 2006

/s/ VERNON E. ALTMAN Vernon E. Altman	Director	June 9, 2006

/s/ RICHARD J. BOYKO Richard J. Boyko	Director	June 9, 2006

/s/ PHILIP J. HOLTHOUSE Philip J. Holthouse	Director	June 9, 2006

/s/ JOSEPH C. KACZOROWSKI Joseph C. Kaczorowski	Director	June 9, 2006

/s/ BRIAN C. MULLIGAN Brian C. Mulligan	Director	June 9, 2006

/s/ ROBERT RODIN Robert Rodin	Director	June 9, 2006

NAPSTER, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003 (1)

2.2	Amended and Restated Asset Purchase Agreement between the Company and Sonic Solutions, dated December 17, 2004 (2)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (3)

3.2	Amended and Restated Bylaws of the Registrant (4)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (5)

4.1	Form of Common Stock certificate of the Registrant (2)

4.2	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (5)

4.3	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (6)

4.4	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (4)

4.5	Form of Purchase Agreement dated as of January 13, 2004 by and between Napster and certain Purchasers set forth on the signature page thereto (7)

4.6	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (8)

4.7	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (8)

4.8	Form of Purchase Agreement dated as of January 20, 2005 by and between Registrant and certain Investors (9)

10.1	Amended and Restated 2001 Employee Stock Purchase Plan* (13)

10.2	Amended and Restated 2000 Stock Option Plan* (3)

10.3	Form of 2000 Stock Option Plan Agreements* (3)

10.4	Amended and Restated 2001 Director Option Plan* (4)

10.5	Form of 2001 Director Option Plan Agreements* (3)

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers* (3)

10.7	Employment agreement effective as of August 15, 2003 between Wm. Christopher Gorog and the Registrant* (10)

10.8	Form of 2001 Stock Plan Option Agreements* (3)

10.9	2002 Stock Plan* (11)

10.10	Asset Purchase Agreement dated April 17, 2003 by and between Registrant, Roxio CI Ltd., Wildfile, Inc. Symantec Ltd. and Symantec Corporation (12)

10.11	2003 Stock Plan* (13)

10.12	Employment Agreement effective as of November 14, 2003 between Nand Gangwani and the Registrant* (14)

Exhibit Number	Description of Exhibit
10.13	Employment agreement dated January 29, 2004 between Bradford D. Duea and the Registrant* (15)

10.14	Employment agreement dated January 29, 2004 between Laura B. Goldberg and the Registrant* (15)

10.15	Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 25, 2004 (15)

10.16	Form of 2003 Stock Plan Agreements* (15)

10.17	First Amendment dated December 17, 2004 to Loan and Security Agreement by and among Registrant, Napster, LLC and Silicon Valley Bank dated March 25, 2004 (2)

10.18	Additional Borrower Joinder Supplement by and among Registrant, Napster LLC and Silicon Valley Bank dated December 17, 2004 (16)

10.19	Loan Modification and Consent Agreement by and among Registrant, Napster, LLC, and Silicon Valley Bank dated December 17, 2004 (16)

10.20	Standard Industrial/Commercial Single-Tenant Lease, between Registrant and Fox & Fields, dated September 7, 2001 (16)

10.21	Lease Extension and Lease Guaranty of Registrant, between Registrant and Fox & Fields, dated January 5, 2005 (16)

10.22	Form of Napster, Inc. Amended and Restated 2001 Stock Plan Restricted Stock Award Agreement (17)

10.23	Letter Agreement between the Company and Wm. Christopher Gorog, dated May 31, 2005 (17)

10.24	Joint Venture Operating Agreement dated as of October 14, 2005 between Napster, LLC and Tower Records Japan, Inc., Nikko Principal Investments Japan, Ltd. and Napster Japan, Inc.** (18)

10.25	License Agreement dated as of October 14, 2005 between Napster, LLC and Tower Records Japan, Inc.** (18)

10.26	Amended and Restated Napster, Inc. 2001 Stock Plan (19)

10.27	Form of Director Restricted Stock Award Agreement (19)

10.28	Consulting Agreement dated January 2, 2006, between Robert Rodin and Registrant

14.1	Amended and Restated Napster Code of Conduct

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.
**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2004.
(3)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2005.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2003.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 28, 2002.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2003.
(13)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on August 18, 2003.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 17, 2004.
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 14, 2004.
(16)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-122658) as filed with the Securities and Exchange Commission on February 9, 2005.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 6, 2005.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 8, 2006.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 24, 2005.