Form 10-Q
period 2006-06-30
NAPSTER INC
filed 2006-08-02
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 27, 2006, there were 44,833,720 shares of the Registrant’s Common Stock outstanding, par value $0.001.

NAPSTER, INC.

i

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “may,” “predict,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Quarterly Report under the caption “Risk Factors” which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NAPSTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	As of
	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$42,658	$46,812
Short-term investments	55,169	49,812
Foreign currency conversion in transit	—	7,545
Accounts receivable, net of allowance for doubtful accounts of $8 at June 30, 2006 and $7 at March 31, 2006	1,101	1,042
Prepaid expenses and other current assets	3,559	6,182

Total current assets	102,487	111,393
Property and equipment, net	6,472	7,012
Goodwill	34,658	34,658
Investment in unconsolidated entity	1,826	2,203
Other assets	247	275

Total assets	$145,690	$155,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,056	$3,279
Income taxes payable	4,146	4,139
Accrued liabilities	18,178	16,745
Deferred revenues	10,523	12,824

Total current liabilities	35,903	36,987
Long-term liabilities
Deferred income taxes	2,854	2,622
Other long-term liabilities	140	159

Total liabilities	38,897	39,768

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued: 44,886 shares at June 30, 2006 and 43,826 shares at March 31, 2006	45	44
Additional paid-in capital	258,132	260,198
Deferred stock-based compensation	—	(2,934)
Accumulated deficit	(151,186)	(141,368)
Accumulated other comprehensive loss	(198)	(167)

Total stockholders’ equity	106,793	115,773

Total liabilities and stockholders’ equity	$145,690	$155,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2006	2005
Net revenues	$28,116	$21,001
Cost of revenues (1)	19,122	14,405

Gross margin	8,994	6,596
Operating expenses:
Research and development (1)	2,937	3,195
Sales and marketing (1)	10,471	16,272
General and administrative (1)	5,988	6,196
Amortization of intangible assets	—	474

Total operating expenses	19,396	26,137

Loss from operations	(10,402)	(19,541)
Loss from unconsolidated entity	(330)	—
Other income (expense), net	1,181	(120)

Loss before income tax provision	(9,551)	(19,661)
Income tax provision	(267)	(265)

Net loss	$(9,818)	$(19,926)

Basic and diluted net loss per share	$(0.23)	$(0.46)

Weighted average shares used in computing net loss per share
Basic and diluted	43,097	42,961

__________ (1) Amounts reported include stock-based compensation expense as follows:
Cost of revenues	$10	$1
Research and development	187	23
Sales and marketing	143	9
General and administrative	634	96

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance at March 31, 2006	43,826	$44	$260,198	$(2,934)	$(141,368)	$(167)	$115,773
Net loss	—	—	—	—	(9,818)	—	(9,818)
Foreign currency translation adjustment	—	—	—	—	—	(5)	(5)
Unrealized loss, net on short- term investments	—	—	—	—	—	(26)	(26)

Total comprehensive loss							(9,849)
Reversal of deferred stock- based compensation upon adoption of SFAS No. 123(R)	—	—	(2,934)	2,934	—	—	—
Issuance of common stock under employee stock plans, net of cancelations	1,060	1	92	—	—	—	93
Cost of shares repurchased	(60)	—	(198)	—	—	—	(198)
Stock-based compensation expense	—	—	974	—	—	—	974

Balance at June 30, 2006	44,826	$45	$258,132	$—	$(151,186)	$(198)	$106,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,818)	$(19,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	938	1,310
Amortization of prepaid marketing expenses	—	1,038
Stock-based compensation charges	974	129
Change in fair market value of investment hedge	—	342
Non-cash loss from remeasurement of cash balance	—	501
Deferred tax expense	232	232
Loss from unconsolidated entity	330	—
Change in operating assets and liabilities:
Accounts receivable	(57)	197
Prepaid expenses and other current and long term assets	472	1,227
Accounts payable	(241)	227
Income taxes payable	4	(324)
Accrued liabilities	1,434	442
Deferred revenues	(2,302)	(749)
Other long-term liabilities	(17)	3

Net cash used in operating activities	(8,051)	(15,351)

Cash flows from investing activities:
Purchases of property and equipment	(397)	(296)
Proceeds from sale of Consumer Software Division	2,200	—
Purchases of short-term investments	(26,192)	(17,141)
Proceeds from maturities and sale of short-term investments	20,809	1,714
Foreign currency conversion in transit	7,545	—

Net cash provided by (used in) investing activities	3,965	(15,723)

Cash flows from financing activities:
Principal payment of capital lease obligation	(30)	(27)
Repayment of line of credit	—	(15,000)
Issuance of common stock under employee stock plans	93	—
Repurchase of common stock	(198)	—

Net cash used in financing activities	(135)	(15,027)

Effect of exchange rates on cash	67	(682)
Change in cash and cash equivalents	(4,154)	(46,783)
Cash and cash equivalents at beginning of period	46,812	135,416

Cash and cash equivalents at end of period	$42,658	$88,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2006	2005
Non-cash disclosure of investing and financing activities:
Unrealized gains (losses) on short term investments, net	$(26)	$29

Deferred stock-based compensation related to issuance of common stock options and restricted awards to employees, net of terminations	$—	$3,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Napster, Inc., a Delaware corporation (“Napster” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of March 31, 2006, was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. However, Napster believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Napster’s Annual Report on Form 10-K for the year ended March 31, 2006.

The condensed consolidated financial statements reflect all adjustments, which include only normal, recurring adjustments that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full year.

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Our fiscal year end is March 31, and our fiscal quarters end on June 30, September 30 and December 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Advertising Costs

Advertising costs are expensed as incurred through direct spending and were approximately $6.9 million and $13.1 million for the three months ended June 30, 2006 and 2005, respectively.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”, Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. In general, we recognize revenue, net of sales related taxes, when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

Revenues from prepaid cards and promotions are deferred and then recognized as (i) tracks are downloaded by the end users, (ii) if redeemed for a subscription, over the subscription period or (iii) when Napster has no further obligation to provide services or refund the associated prepayments (“prepaid card breakage”). As of June 30, 2006, we have not had sufficient historical experience to estimate prepaid card breakage rates, so we recognize prepaid card breakage when our obligation to honor the redemption of the prepaid cards or promotions has legally expired. During the first quarter of fiscal 2007, based on the resolution of certain legal restrictions associated with previously sold prepaid cards, we recognized $2.2 million of prepaid card breakage, of which $1.9 million relates to cards that were subject to expiration based on their term prior to 2007 but had other legal restrictions that precluded our recognition of revenue. The remaining $300,000 was related to cards that expired during the first quarter of fiscal 2007.

During May 2006 we launched a free music service on which we sell advertising. Advertising revenues are recognized when an advertisement appears in web pages viewed by users. Advertising revenues were immaterial during the first quarter of fiscal 2007.

NOTE 2—CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents

Napster’s cash and cash equivalents at fair value consist of the following (in thousands):

	June 30, 2006	March 31, 2006
Cash	$17,654	$6,359

Cash equivalents:
Commercial paper	21,588	22,773
Certificates of deposit	906	1,106
Money market securities	2,510	16,574

Total cash equivalents	25,004	40,453

Total cash and cash equivalents	$42,658	$46,812

Short-Term Investments

Napster’s short-term investments at fair value consist of the following (in thousands):

	June 30, 2006	March 31, 2006
Commercial paper	$9,112	$5,041
Asset backed	5,124	—
Certificates of deposit	2,121	3,979
Corporate securities	30,194	25,399
Municipal securities	3,001	9,815
U.S. agencies securities	5,617	5,578

	$55,169	$49,812

Napster’s investments in marketable securities and short-term investments are all considered available for sale. The fair values of these investments approximate carrying value. Realized and unrealized gains and losses on investments are determined on the specific identification method.

Approximately $47.9 million and $47.0 million of the short-term investments mature in less than one year as of June 30, 2006 and March 31, 2006, respectively. The remaining short-term investments generally have effective maturity dates between one and two years. Because the short-term investments represent the investment of cash available to fund current operations, the entire balance has been classified as short-term in the balance sheet.

Realized gains and losses, amortization and accretion on cash equivalents and short-term investments, net, totaled $420,000 and $70,000 for the three months ended June 30, 2006 and 2005, respectively. Gross realized losses on short-term investments for the three months ended June 30, 2006 and 2005 were not significant. Additionally, gross unrealized gains on cash equivalents and short-term investments were $4,000 as of June 30, 2006 and March 31, 2006, and gross unrealized losses were $141,000 and $114,000 as of June 30, 2006 and March 31, 2006, respectively. Napster has determined that the gross unrealized losses on its available-for-sale securities as of June 30, 2006 are temporary in nature.

NOTE 3—BALANCE SHEET DETAIL

Deferred revenues (in thousands)

	June 30, 2006	March 31, 2006
Unearned subscription revenue	$4,569	$4,592
Unredeemed pre-paid card and promotional content	4,726	6,929
Unearned hardware and license revenue	1,001	1,012
Other	227	291

	$10,523	$12,824

During the first quarter of fiscal 2007, based on the resolution of certain legal restrictions associated with previously sold prepaid cards, we recognized $2.2 million of prepaid card breakage, of which $1.9 million relates to cards that were subject to expiration based on their term prior to 2007 but had other legal restrictions that precluded our recognition of revenue. The remaining $300,000 was related to cards that expired during the first quarter of fiscal 2007.

NOTE 4—SHORT-TERM DEBT

At June 30, 2006, Napster had available a $17.0 million revolving line of credit with Silicon Valley Bank and was in compliance with all financial covenants relating to this line of credit. There was no balance outstanding under this line of credit at June 30, 2006.

NOTE 5—STOCKHOLDERS’ EQUITY

Stock-based Compensation

Effective April 1, 2006, Napster adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based awards issued to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes Napster’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), for periods beginning April 1, 2006. In March 2005, the SEC issued SAB No. 107 (“SAB 107”) relating to SFAS No. 123(R). Napster has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Napster adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year. Napster’s condensed consolidated financial statements as of and for the three-month period ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified-prospective transition method, Napster’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS No. 123(R). Effective April 1, 2006, stock-based compensation expense includes compensation expense for (1) all stock-based compensation awards granted prior to but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and (2) all stock-based compensation awards granted after April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Under SFAS No. 123(R), compensation expense for all share-based compensation awards is recognized on a straight-line basis over the period the employee performs the related services, generally the vesting period of four years, net of estimated forfeitures. The application of the estimated forfeiture rate under SFAS No. 123(R) to unvested restricted stock awards as of April 1, 2006 was not material. Napster has estimated forfeitures based on historical experience and will revise the rates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

The $974,000 of stock-based compensation expense during the first quarter of fiscal 2007 includes approximately $640,000 ($0.01 per share) related to stock options and shares purchased under the Employee Stock Purchase Plan (“ESPP”), which would not have been expensed under the intrinsic value method of APB No. 25.

Under SFAS No. 123(R), Napster has selected the Black-Scholes option-pricing model to determine the estimated fair value at the date of grant for stock options, which is consistent with the method Napster used for pro forma option disclosures under SFAS No. 123. The fair value of stock options granted for the three months ended June 30, 2006 was $72,000. The fair value of restricted stock awards is measured at the market price of the unrestricted stock on the grant date.

Prior to the adoption of SFAS No. 123(R), Napster presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123(R), on April 1, 2006, Napster reclassified the balance of deferred compensation expense to additional paid-in capital on its condensed consolidated balance sheet.

The adoption of SFAS No. 123(R) also requires additional accounting related to income taxes. Due to the full valuation allowance provided on its net deferred tax assets, Napster has not recorded any tax benefit attributable to stock-based compensation expense.

The following table illustrates the effect on net loss and net loss per share for the three months ended June 30, 2005, if Napster had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes model (in thousands, except per share amounts):

Three Months Ended June 30, 2005
Net loss, as reported	$(19,926)
Add:
Stock-based compensation expense included in reported net loss	129
Deduct:
Stock-based employee compensation expense determined under fair value method for all awards	(1,237)

Pro forma net loss	$(21,034)

Net loss per share:
Basic and diluted—as reported	$(0.46)
Basic and diluted—pro forma	$(0.49)
Weighted average shares used in computing net income and pro forma net income per share:
Basic and diluted shares	42,961

Employee Stock Plans

The following table summarizes the activity relating to restricted stock awards and stock option grants for the three month period ended June 30, 2006:

	Restricted Stock		Stock Options
	Number Unvested	Weighted Average Fair Value	Number Outstanding	Weighted Average Exercise Price
Balance at March 31, 2006	784,810	$4.17	4,321,637	$7.52
Awarded/granted	1,144,875	$4.04	26,700	$4.05
Vested	(175,734)	$4.21	—	—
Exercised	—	—	(22,032)	$4.13
Forfeited	(106,827)	$4.06	(53,623)	$4.30
Expired	—	—	(157,026)	$7.15

Balance at June 30, 2006	1,647,124	$4.08	4,115,656	$7.57

As of June 30, 2006, there was $5.7 million, $3.2 million and $61,000 of total unrecognized compensation expense related to unvested restricted stock awards, stock options and ESPP purchases, respectively, which are expected to be recognized over the weighted-average periods of 2.18, 1.02 and 0.77 years, respectively.

The following table summarizes information about stock options outstanding as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.48–$4.09	537,592	6.21	$3.88	466,304		$3.88
$4.13	1,089,094	8.10	$4.13	479,490		$4.13
$4.23–$7.22	265,219	7.55	$4.91	154,239		$4.96
$7.47	654,438	7.19	$7.47	451,879		$7.47
$7.78–$8.37	93,063	8.51	$8.12	32,047		$8.13
$8.50	654,500	4.80	$8.50	654,500		$8.50
$8.84–$16.55	821,750	5.50	$14.68	785,610		$14.93

	4,115,656	6.64	$7.57	3,024,069	6.23	$8.43

Because there were no in-the-money options outstanding at June 30, 2006, the aggregate intrinsic value applicable to options included in the above table was zero.

As of June 30, 2006, Napster has reserved shares of common stock for future issuance as follows:

Stock option and award plans	11,173,734
ESPP	457,216

11,630,950

NOTE 6—EARNINGS PER SHARE

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common and dilutive common equivalent shares outstanding during the period. Potentially dilutive common equivalent shares consist of restricted stock awards that are subject to repurchase and common stock issuable upon exercise of stock options, computed using the treasury stock method.

Common equivalent shares excluded from the calculation because their effect would have been anti-dilutive totaled 5.8 million and 5.9 million for the three months ended June 30, 2006 and 2005, respectively.

NOTE 7—GEOGRAPHIC INFORMATION

Net Revenue

The following table presents net revenues by country based on the location of customers (in thousands):

	Three Months Ended June 30,
	2006	2005
United States	$24,240	$18,475
United Kingdom	2,969	2,526
Germany	907	—

	$28,116	$21,001

Cash and Investments

The following table presents cash, cash equivalents, foreign currency conversion in transit and short-term investments by the country where the funds were held (in thousands):

	June 30, 2006	March 31, 2006
United States	$85,729	$93,948
United Kingdom	1,113	1,837
Denmark	7,625	7,545
Luxembourg	3,167	839
Germany	193	—

	$97,827	$104,169

Napster does not anticipate that it will incur any material U.S. income or foreign withholding taxes when cash is repatriated to the United States.

Long-Lived Assets

The following table presents long-lived assets, excluding goodwill and investment in unconsolidated entity, by country based on the location of the assets (in thousands):

	June 30, 2006	March 31, 2006
United States	$6,680	$7,201
Other	39	86

	$6,719	$7,287

NOTE 8—COMMITMENTS AND CONTINGENCIES

Litigation

Napster and Napster, LLC’s predecessor, Pressplay, have been notified by a number of companies that the Pressplay and Napster digital music services may infringe patents owned by those companies. Napster is investigating the nature of these claims and the extent to which royalties may be owed by Napster and Pressplay to these entities. The ultimate resolution of these claims cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. (“SightSound”) filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549, alleging infringement of certain of its patents by the Napster service. SightSound is demanding monetary damages and injunctive relief. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. In January 2005, Napster moved for a stay of the proceedings pending the outcome of Napster’s reexamination application. On February 28, 2005, the court granted Napster’s motion to stay. The patents are currently being reexamined by the Patent Office. In or around November 2005, SightSound sold the patents in question to a subsidiary of General Electric for an undisclosed amount. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

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

Indemnification

In December 2004, Napster completed the sale of substantially all of the assets and liabilities of its consumer software division to Sonic Solutions, a California corporation (“Sonic”). Napster agreed to indemnify Sonic for unpaid tax liabilities with respect to any tax year ended on or before December 17, 2004 (or for any other tax year to the extent allocable to the portion of such period beginning before and ending on December 17, 2004), to the extent such tax liabilities neither are reflected in the closing working capital calculation pursuant to the sale agreement nor create a realized reduction in Sonic’s tax liabilities. Napster also agreed to indemnify Sonic for damages that relate to certain other tax-related matters, as described in the sale agreement. No limitation is set forth on the period of time by which a claim must be made pursuant to the foregoing indemnities nor is there a specified limitation on the maximum amount of potential future payments.

Obligations to content and distribution providers

Napster has certain royalty commitments associated with the licensing of the music content. Future payments under these content agreements are due to partners based upon net revenues and online music distribution volumes.

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

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

On May 1, 2006 we launched the new Napster.com, the only legal, advertising-supported service that offers free, on-demand listening without monthly restrictions. This free music site allows members in the United States to listen to nearly every song in Napster’s more than 2 million song subscription catalog three times each for free anywhere on the web without downloading any software. Napster.com members outside the United States enjoy free access to 30 second clips of these tracks.

For those consumers who want access to unlimited music, including the ability to download music with high quality sound, to enjoy their music in an advertising-free environment and to access many features including radio, Billboard charts and many community features, we offer Napster and Napster To Go subscriptions for use on the PC and/or portable devices. The paid Napster service is currently available in the United States, Canada, the United Kingdom and Germany. We expect to launch our paid service in Japan through a joint venture with Tower Records late in calendar 2006.

We have historically derived our primary revenues from online subscriptions and permanent music downloads. Beginning in the first quarter of fiscal 2007, we began deriving revenue from advertising. The paid Napster service offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded as well as the ability to purchase individual tracks or albums on an a la carte basis. Subscription and permanent download fees are generally paid by end user customers in advance either via credit card, online payment systems or redemption of pre-paid cards, gift certificates or promotional codes. Napster also periodically licenses merchandising rights, resells hardware that our end users may utilize to store and replay their digital music content, and sells advertising in the free music service website.

Since the acquisition of Pressplay on May 19, 2003, our digital music distribution business has operated at a loss and negative cash flow. We expect to continue to operate at a loss and negative cash flow due to our significant investments to enhance service capabilities, market our products and grow worldwide.

Our paid music subscription services, Napster and Napster To Go, provide consumers in the United States with unlimited, high fidelity, access to over 2 million tracks for monthly fees of $9.95 and $14.95, respectively. Napster subscribers enjoy unlimited access to CD-quality music on up to three computers and have access to over 65 interactive radio stations, extensive community features, message boards, current and historical Billboard chart information and enhanced programming. Napster To Go subscribers can transfer an unlimited amount of music from Napster to their choice of over 60 compatible MP3 players for the entire term of their subscription without having to purchase individual tracks and albums. In addition, all Napster subscribers enjoy community features, such as the ability to send song links to friends, and our subscribers can browse other subscribers’ published collections. We also offer Napster and Napster To Go in Canada, Germany and the United Kingdom at fees that are based on the local currency. The feature sets and track availability in these countries vary slightly from the United States.

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

The market for digital music is rapidly growing and we expect our digital music distribution business to continue to grow as the industry expands. This market is highly competitive and we expect competition to continue to increase in the future as the market expands. We believe that our brand, unique technology and feature set positions us ahead of many of our competitors. Our overall strategy is to drive consumers to Napster.com as a means to generate ad revenue and reduce our subscriber customer acquisition cost, continue to innovate by investing in new services and technologies, and continue to pursue and execute strategic partnerships. For example, Napster and Ericsson have signed an agreement with Suncom to deploy Napster Mobile in the South Eastern United States in the second quarter of fiscal 2007. Napster and Ericsson are also in discussions with several other wireless carriers worldwide.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Except as indicated below, there have been no significant changes during the three months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”, Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. In general, we recognize revenue, net of sales related taxes, when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

Revenues from pre-paid cards and promotions are deferred and then recognized as (i) tracks are downloaded by the end users, (ii) if redeemed for a subscription, over the subscription period or (iii) when Napster has no further obligation to provide services or refund the associated prepayments (“prepaid card breakage”). As of June 30, 2006, we have not had sufficient historical experience to estimate breakage rates, so we recognize prepaid card breakage when our obligation to honor the redemption of prepaid cards or promotions has legally expired. In future periods management will continue to evaluate our actual breakage experience and determine when we have sufficient history to commence revenue recognition using breakage estimates.

Management exercises significant judgment in determining the fair value of multiple elements within revenue arrangements or separately identified goods or services, and in assessing when prepaid cards or prepaid royalties no longer involve a future obligation to provide services or refund the associated prepayments. These estimates represent our best estimates, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time expense or revenue charges.

Stock-based compensation

Effective April 1, 2006, Napster adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) using the modified-prospective transition method. SFAS No. 123(R) requires that the fair value of all share-based payment awards made to employees and directors for services must be expensed over the period in which the services are provided.

Under SFAS No. 123(R), compensation expense for all share-based compensation awards is recognized on a straight-line basis over the period the employee performs the related services, generally the vesting period of four years, net of estimated forfeitures. Napster has estimated forfeitures based on historical experience and will revise the rates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

Management uses historical data to estimate forfeiture rates on stock-based awards in recording stock-based compensation expense. To the extent actual results or updated estimates differ from our prior estimates, such amounts, if significant, will be recorded as a cumulative adjustment in the period that any such estimates are revised. If actual results differ significantly from what we previously estimated, our stock-based compensation expense and our results of operations could be materially impacted.

Results of Operations

Our fiscal year ends on March 31, and our fiscal quarters end on June 30, September 30 and December 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

The financial information presented in this quarterly report is not necessarily indicative of our financial position, results of operations or cash flows in the future.

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues (in thousands, except percentages):

	Three Months Ended June 30,		As a Percentage of Net Revenues Three Months Ended June 30,
	2006	2005	2006	2005

Online music revenues:
Service	$28,047	$20,751	100%	99%
Product and license	69	250	—%	1%

Total online music revenues	$28,116	$21,001	100%	100%

Service Revenues

Service revenues increased in the first quarter of fiscal 2007 as compared to the corresponding quarter of fiscal 2006 due primarily to growth in the online music market, consumer adoption of our products and international expansion. The Napster paid service was launched in the United States during October 2003, in the United Kingdom and Canada during May 2004 and in Germany during December 2005. Since the launch of the Napster paid music service in October 2003, our subscriber base has generally increased each quarter, excluding the cyclical impact of university subscribers. During the first quarter of fiscal 2007, excluding university subscribers, we saw our first quarter over quarter decrease in subscribers. This decrease is primarily attributable to a reduction in new customer acquisitions following the launch of our free advertising supported website, because prospective new customers are trying the free music service before subscribing to our premium music services. During the first quarter of fiscal 2007, customer churn excluding university subscribers remained at an historically low level. Total paid subscribers, excluding university subscribers, were 508,000 as of June 30, 2006, 547,000 as of March 31, 2006 and 402,000 as of June 30, 2005.

Typically we report subscribers as of the end of each quarter including both full paying subscribers and university subscribers. Given that the first quarter ends when most students are on summer break, we provide subscriber counts this quarter excluding the 4,000 university subscribers at June 30, 2006.

Service revenues in the first quarter of fiscal 2007 also included a one-time benefit of $1.9 million in prepaid card breakage related to the resolution of certain legal restrictions associated with previously sold prepaid cards.

In the long term, we anticipate that service revenues will continue to increase as a result of marketing activities and initiatives designed to continue subscriber growth, expand internationally and decrease customer churn. Additionally, we expect to record a one-time benefit from prepaid card breakage later in fiscal 2007 after we have sufficient history to estimate breakage rates and begin recognizing prepaid card revenue net of estimated breakage. In the near term, we expect service revenues to decrease as prospective customers continue to delay subscribing to our premium music services while trying the free music services, which we experienced in the first quarter of this year. Our agreement with Best Buy expired on June 30, 2006. This partnership contributed only $100,000 of new gross paid subscriber revenue and $600,000 of prepaid card sales during the first quarter of fiscal 2007.

Product and License Revenues

Product and license revenues decreased in the first quarter of fiscal 2007 as compared to the corresponding quarter of fiscal 2006 primarily due to the timing of product and promotional programs. We expect that product and license revenues will fluctuate depending on the product promotions and licenses that we enter into each quarter.

Geographic Revenues

The following table sets forth, for the periods indicated, the summary of our revenues per geographic region (in thousands, except percentages):

	Three Months Ended June 30,		As a Percentage of Net Revenues Three Months Ended June 30,
	2006	2005	2006	2005
Online music revenues:
North America	$24,240	$18,475	86%	88%
Europe	3,876	2,526	14%	12%

Total online music revenues	$28,116	$21,001	100%	100%

The increase in revenues in both geographies is generally related to the steady growth of the online music service worldwide and the launch of the service in Germany in December 2005. Revenue in North America includes the one-time benefit of $1.9 million in prepaid card breakage. We anticipate that the proportion of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives focused on world-wide customer growth and international expansion.

Gross Margin

The following table sets forth, for the periods indicated, our gross margins (in thousands, except percentages):

	Three Months Ended June 30, 2006		As a Percentage of Related Revenues Three Months Ended June 30, 2006
	2006	2005	2006	2005
Online music gross margin:
Service	$9,040	$6,464	32%	31%
Product and license	(46)	132	(67)%	53%

Total online music gross margin	$8,994	$6,596	32%	31%

Service gross margin is the profit from revenues after deducting the cost of royalties to content providers and publishers, technical support, bandwidth and hosting costs, depreciation and amortization of infrastructure and certain identifiable intangible assets related to the delivery of the services, and any other direct costs of providing the services. Product and license gross margin is the profit from revenues after deducting the cost of product sold, order fulfillment services, product shipping costs and any other direct expenses related to product and license sales.

Service gross margin increased one percentage point in the first quarter of fiscal 2007 as compared to the corresponding quarter of fiscal 2006 primarily due to $2.2 million of prepaid card breakage revenue recognized in the first quarter of fiscal 2007, which has no cost of revenues, offset by $646,000 promotional breakage in the first quarter of fiscal 2006, which has no cost of revenues. Excluding the prepaid card and promotional breakage revenues, service gross margin in the first quarter of fiscal 2007 decreased three percentage points from the first quarter of fiscal 2006. This change is primarily due to increased label royalty rates and additional ongoing expenditures for service infrastructure, offset in part by a change in revenue mix from download revenues to subscription revenues, which have a higher gross margin.

Product and license gross margin decreased in the first quarter of fiscal 2007 as compared to the corresponding quarter of fiscal 2006 due primarily to a negative margin hardware promotion in fiscal 2006.

Service headcount dedicated to maintaining content and providing customer care was 12 and 11 at June 30, 2006 and 2005, respectively.

We expect gross margins as a percentage of revenue to be adversely impacted to the extent that we continue to fund low margin promotions or spend to improve our service infrastructure. Excluding one-time items and low margin hardware promotions, we expect margins to continue to improve slightly as we return to revenue growth in the second half of fiscal 2007. We expect advertising revenues from the Napster.com free music service to positively impact gross margin in the future.

Operating Expenses

We classify operating expenses as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, stock-based compensation, travel, telephone, communications, rent and allocated facilities and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations, advertising, trade shows, marketing collateral materials and subscriber acquisition costs, as well as expenditures specific to the sales group, such as commissions and referral fees paid to marketing partners. In addition, we include certain amortization of identifiable intangible assets as operating expenses.

The following table sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended June 30,		As a Percentage of Net Revenues Three Months Ended June 30,
	2006	2005	2006	2005
Research and development	$2,937	$3,195	11%	15%
Sales and marketing	10,471	16,272	37%	77%
General and administrative	5,988	6,196	21%	30%
Amortization of intangible assets	—	474	—%	2%

	$19,396	$26,137	69%	124%

Research and Development

Research and development expenses consist primarily of salary, benefits (including stock-based compensation) and contractors’ fees for our development and other costs associated with the minor enhancements of existing products, development of new services or development of new features for existing services.

Research and development expenses decreased in the first quarter of fiscal 2007 as compared to the corresponding quarter of fiscal 2007 due primarily to lower headcount. Such decrease was partially offset by an increase of $164,000 for stock-based compensation following the adoption of SFAS No. 123(R) on April 1, 2006.

Research and development headcount was 62 and 65 as of June 30, 2006 and 2005, respectively.

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

Sales and marketing expenses decreased in the first quarter of fiscal 2007 as compared to the corresponding quarter of fiscal 2006 due to the reduction in U.S. marketing programs. Such decrease was partially offset by an increase of $134,000 for stock-based compensation following the adoption of SFAS No. 123(R) on April 1, 2006.

Sales and marketing headcount increased to 31 at June 30, 2006 from 29 at June 30, 2005.

We expect sales and marketing expenses for the remainder of fiscal 2007 will remain constant as we continue to control spending and focus on lowering customer acquisition costs. In the long-term, sales and marketing expenses may increase due to advertising sales commissions.

General and Administrative

General and administrative expenses consist primarily of salary and benefit costs (including stock-based compensation) for executive and administrative personnel, professional services, administrative outsources and other general corporate activities.

General and administrative expenses decreased in the first quarter of fiscal 2007 as compared to the corresponding quarter of fiscal 2006 due primarily to reduced headcount, bonus costs and legal fees during the first quarter of fiscal 2007. Such decrease was partially offset by an increase of $538,000 for stock-based compensation following the adoption of SFAS No. 123(R) on April 1, 2006.

General and administrative headcount, including all corporate general and administrative employees, was 41 at June 30, 2006 compared to 42 at June 30, 2005.

We expect general and administrative expenses to remain constant in the near term as we focus on controlling operating expenses.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization expense related to the intangible assets recorded in connection with our acquisition of Napster’s name in December 2002 and Napster, LLC, formerly known as Pressplay, in May 2003. Amortization of intangible assets was $474,000 in the first quarter of fiscal 2006. There was no amortization of intangible assets in the first quarter of fiscal 2007 because identifiable intangible assets were fully amortized as of March 31, 2006. Unless we acquire new intangible assets, we do not expect future amortization expense.

Loss from Unconsolidated Entity

The loss from unconsolidated entity represents our 31.5% portion of the loss incurred by Napster Japan during the periods presented. Napster Japan was formed during October 2005, and this loss represents our share of the company’s start-up expenses. We expect losses from Napster Japan to increase as it prepares for the launch of the Napster service in Japan late in calendar 2006.

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest income on our cash equivalents and short-term investments, realized gains (losses) on short-term investments, interest expense, change in the fair value of the hedge and other miscellaneous income.

Other income (expense), net increased $1.3 million to $1.2 million in the first quarter of fiscal 2007 as compared to ($120,000) in the corresponding quarter of fiscal 2006 primarily due to a $571,000 reduction in foreign currency losses and the elimination of the hedge on our shares of Sonic Solutions, which carried a $313,000 discount during the first quarter of fiscal 2006. These decreases were partially offset by a $307,000 increase in investment income.

We expect other income, net to decrease in the future as investments are used to fund operations. Other income, net will also fluctuate due to foreign currency fluctuations.

Income Tax Provision

We have recorded a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. In the event that deferred tax assets would be realizable in the future in excess of the net recorded amount, an adjustment to the valuation allowance on deferred tax assets would increase income in the period such determination was made.

During January 2005, following the divestiture of Consumer Software Division (“CSD”), which utilized substantially all of our tax operating losses, Napster made a tax election to step up the basis in Pressplay goodwill for tax purposes. As a result, the Pressplay goodwill is deductible for tax purposes, which creates a tax timing difference that is presented as a deferred tax liability and deferred tax expense. As realization of this taxable temporary difference is not assured, a net tax expense related to this item is recorded.

The tax provision was $267,000 for the first quarter of fiscal 2007 as compared to $265,000 in the corresponding quarter of fiscal 2006. Such provisions represent primarily foreign taxes and the timing difference related to the Pressplay goodwill. In the near term, we expect to continue to incur operating losses from operations.

We are subject to various tax rates in the jurisdictions in which we do business. Our tax provision does not take into account any future benefit from loss carryforwards, which may be realized if we again achieve profitability and begin generating taxable income.

Liquidity and Capital Resources

At June 30, 2006, Napster had $97.8 million in cash, cash equivalents and short-term investments. These amounts consist principally of commercial paper, corporate securities, U.S. government securities, municipal securities, certificates of deposit and money market securities. This balance represents a $6.3 million decrease as compared to cash, cash equivalents, short-term investments and foreign currency in-transit at March 31, 2006. Our primary ongoing source of cash is receipts from revenues. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments to content providers, payments for products held for resale, and purchases of property and equipment, including software development costs. Our working capital was $66.6 million at June 30, 2006 compared to $74.4 million at March 31, 2006.

Line of Credit

As of June 30, 2006, we have $17.0 million available for borrowing under our line of credit. The line of credit bears interest at a variable rate of prime plus 0.5% per annum. The line of credit contains a material adverse conditions clause and covenants that require us to maintain certain financial ratios. The covenants require at the end of each month and throughout the term of the agreement (i) a minimum tangible net worth of $45.0 million, (ii) a ratio of unrestricted cash, cash equivalents and short-term investments, plus 10% of net accounts receivable, to total borrowings under the line of credit of not less than 2.00 to 1.00. At June 30, 2006, we were in compliance with all covenants under the line of credit and had no outstanding borrowings under this line.

Financial Position

We believe that the liquidity provided by existing cash, cash equivalents and short-term investments will provide sufficient capital to meet our requirements for at least the next 12 months. Napster operates and will continue to operate in the near term at a loss and net negative cash flow due to significant investments required to expand its service capabilities and to expand internationally.

We do not currently hold any variable interest rate debt, and we have no outstanding borrowings under our revolving line of credit. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold other derivative financial instruments in the future.

Cash Flows

Operating Activities

Net cash used in operating activities was $8.1 million in the first three months of fiscal 2007 as compared to $15.4 million in the corresponding period of fiscal 2006, due primarily to a $10.1 million decrease in our operating loss in the first quarter of fiscal 2007. Additionally, Napster had approximately $1.1 million fewer non-cash expenses in the first quarter of fiscal 2007 and an additional $2.2 million in non-cash revenue from prepaid card breakage.

Investing Activities

Net cash provided by investing activities increased to $4.0 million in the first three months of fiscal 2007 as compared to $15.7 million used in investing activities in the corresponding period of fiscal 2006. The significant increase in cash provided by investing activities was primarily due to the investment of remaining cash proceeds from the sale of CSD to Sonic during the first quarter of fiscal 2006, and the utilization of investments for operating cash during the first quarter of fiscal 2007. We also received a $2.2 million payment related to the CSD divestiture and completed the conversion of $7.5 million of foreign currency to US Dollars during April 2006.

We expect to use investments in the future as we use short-term investments to fund operating cash flows.

Financing Activities

Net cash used in financing activities decreased to $135,000 in the first three months of fiscal 2007 as compared to $15.0 million in the corresponding period of fiscal 2006, primarily due to the repayment of our $15.0 million line of credit in May 2005.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 9 – Recent Accounting Pronouncements to the condensed consolidated financial statements appearing in Item 1, Part I to this quarterly report, which are incorporated by reference into this Item 2, Part I.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of remaining expected maturity and weighted-average interest rates as of June 30, 2006. Our cash equivalents are invested in commercial paper, money market funds and certificates of deposit, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities (in thousands, except interest rates).

	Less than One Year	More than One Year	Total	Estimated Fair Value
Short-term investments	$47,942	$7,227	$55,169	$55,169
Weighted-average interest rate	4.48%	5.27%

We have available to us a $17 million revolving line of credit. At June 30, 2006, there was no balance outstanding on the revolving line of credit. We do not have any outstanding variable interest rate debt as of June 30, 2006.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

Exchange Rate Risk

We market our Napster service in the United States, Canada, the United Kingdom and Germany, resulting in sales denominated in U.S. dollars, Canadian dollars, United Kingdom pounds and Euro. Additionally we have agreements with our Japanese Joint Venture that are denominated in Japanese yen. As such, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

Cash and cash equivalents are predominantly denominated in U.S. dollars. As of June 30, 2006, we held $3.9 million of cash and cash equivalents in United Kingdom pounds, $1.2 million in Euro and $609,000 in other foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For legal proceedings, see Note 8 – Commitments And Contingencies to the condensed consolidated financial statements appearing in Item 1, Part I to this quarterly report, which are incorporated by reference into this Item 1, Part II.

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

Our digital music distribution business has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and will likely continue to experience net losses thereafter. No assurance can be made that our paid Napster service or the free music service will ever contribute net income to our statement of operations. During the period beginning April 1, 2003, just prior to our acquisition of Pressplay in May 2003, through June 30, 2006, we incurred approximately $165.5 million of after tax losses from continuing operations.

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

Revenues from advertising are important to the future success of our business. Advertising revenues are based on the number of page views by visitors to the Napster.com Web site. If our free music service fails to attract and retain visitors, our revenues will not grow as expected. Most advertisers currently spend only a small portion of their advertising budgets on Internet advertising. There are also significant lead times associated with securing these advertising dollars. Furthermore, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we fail to persuade potential advertisers to spend a portion of their budget on advertising with us, or if advertising spending declines due to general economic conditions or the failure of the Internet to be an effective advertising medium, our business and revenues could be adversely affected. In addition, sales of advertisements occur under short-term contracts, which are difficult to forecast accurately. Advertisers generally have the right to cancel an advertising campaign on short notice without penalty. Accordingly, the cancellation or deferral of advertising agreements could have a material adverse effect on our financial results.

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

Our digital music distribution services competitors currently include Apple Computer’s iTunes Music Store, AOL Music Now, RealNetworks, Inc., the provider of the Rhapsody service, MTV’s Urge, Sony Connect, Walmart.com, FYE, Microsoft’s MSN Music service and online music services powered by MusicNet such as Yahoo! Music Unlimited, MTV’s Urge, Virgin, V-cast and Sprint. Other potential competitors such as Amazon.com have announced their intention to provide competing music distribution services. Internationally we currently compete with OD2, Puretracks, 3 Music Store and Vodafone’s music offerings, as well as with a number of the other competitors described above.

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

In order for the paid Napster service to be successful, we must design our service to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable MP3 players, cell phones, PCs and other mobile devices. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our design objectives and to offer a service that is attractive to our customers. Currently, there are a limited number of devices that offer the portable subscription functionality that is required to support our Napster To Go service and certain current manufacturers may not be able to profitably continue to offer existing devices. Our software is not compatible with the iPod music player, the current equipment market leader. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, our business will be harmed.

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

We depend on a number of strategic relationships with third parties to co-market our services. We have entered into co-marketing agreements with infrastructure providers, retailers and other companies to broaden the distribution of our brand and our services. There is no guarantee that we will be able to renew existing agreements or enter into new agreements on acceptable terms, or at all. For example, our agreement with Best Buy recently terminated. If we cannot maintain existing strategic relationships or enter into new relationships, our ability to market our services will be harmed.

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

Technology companies like ours have a history of using broad-based employee stock option programs to hire, provide incentives to and retain our workforce in a competitive marketplace. Prior to April 1, 2006, we had elected to apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), to account for stock options. Accordingly we generally had not recognized any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which revised the previously effective SFAS No. 123, “Accounting for Stock-Based Compensation”, and superseded APB No. 25. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statements of operations. The effective date of the standard for public companies is for the first annual reporting periods beginning after June 15, 2005. We have adopted SFAS No. 123(R) effective April 1, 2006.

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

None.

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

NAPSTER, INC. (Registrant)

Date: August 2, 2006	By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer)

	By:	/s/ NAND GANGWANI
Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003 (1)

2.2	Amended and Restated Asset Purchase Agreement between the Company and Sonic Solutions, dated December 17, 2004 (2)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (3)

3.2	Amended and Restated Bylaws of the Registrant (4)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (5)

4.1	Form of Common Stock certificate of the Registrant (2)

4.2	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (5)

4.3	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (6)

4.4	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (4)

4.5	Form of Purchase Agreement dated as of January 13, 2004 by and between Napster and certain Purchasers set forth on the signature page thereto (7)

4.6	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (8)

4.7	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (8)

4.8	Form of Purchase Agreement dated as of January 20, 2005 by and between Registrant and certain Investors (9)

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2004.
(3)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2005.