Form 10-Q
period 2006-09-30
NAPSTER INC
filed 2006-11-08
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 1, 2006, there were approximately 44,900,000 shares of the Registrant’s Common Stock outstanding, par value $0.001.

NAPSTER, INC.

i

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “may,” “predict,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this Quarterly Report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in this Quarterly Report under the caption “Risk Factors” and elsewhere in this Quarterly Report which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Quarterly Report.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NAPSTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	As of
	September 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$31,064	$46,812
Short-term investments	59,254	49,812
Foreign currency conversion in transit	—	7,545
Accounts receivable, net of allowance for doubtful accounts of $8 at September 30, 2006 and $7 at March 31, 2006	1,283	1,042
Prepaid expenses and other current assets	4,464	6,182

Total current assets	96,065	111,393
Property and equipment, net	5,768	7,012
Goodwill	34,658	34,658
Investment in unconsolidated entity	1,461	2,203
Other assets	226	275

Total assets	$138,178	$155,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,226	$3,279
Income taxes payable	4,244	4,139
Accrued liabilities	17,017	16,745
Deferred revenues	9,510	12,824

Total current liabilities	35,997	36,987
Long-term liabilities
Deferred income taxes	3,085	2,622
Other long-term liabilities	120	159

Total liabilities	39,202	39,768

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and Outstanding: 44,929 shares at September 30, 2006 and 43,826 shares at March 31, 2006	45	44
Additional paid-in capital	259,181	260,198
Deferred stock-based compensation	—	(2,934)
Accumulated deficit	(160,188)	(141,368)
Accumulated other comprehensive loss	(62)	(167)

Total stockholders’ equity	98,976	115,773

Total liabilities and stockholders’ equity	$138,178	$155,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$25,460	$23,379	$53,576	$44,380
Cost of revenues (1)	18,526	18,287	37,648	32,692

Gross margin	6,934	5,092	15,928	11,688
Operating expenses:
Research and development (1)	2,297	3,216	5,234	6,411
Sales and marketing (1)	8,526	10,391	18,997	26,663
General and administrative (1)	5,712	4,791	11,700	10,987
Amortization of intangible assets	—	474	—	948

Total operating expenses	16,535	18,872	35,931	45,009

Loss from operations	(9,601)	(13,780)	(20,003)	(33,321)
Other income, net	1,227	451	2,408	331

Loss before income tax provision	(8,374)	(13,329)	(17,595)	(32,990)
Income tax provision	(290)	(283)	(557)	(548)
Loss from unconsolidated entity	(338)	—	(668)	—

Net loss	$(9,002)	$(13,612)	$(18,820)	$(33,538)

Basic and diluted net loss per share	$(0.21)	$(0.32)	$(0.44)	$(0.78)

Weighted average shares used in computing net loss per share:
Basic and diluted	43,197	42,977	43,147	42,969

__________ (1) Amounts reported include stock-based compensation expense as follows:
Cost of revenues	$6	$3	$16	$4
Research and development	181	72	368	95
Sales and marketing	115	29	258	38
General and administrative	677	190	1,311	286

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance at March 31, 2006	43,826	$44	$260,198	$(2,934)	$(141,368)	$(167)	$115,773
Net loss	—	—	—	—	(18,820)	—	(18,820)
Foreign currency translation adjustment	—	—	—	—	—	36	36
Unrealized gain on short- term investments	—	—	—	—	—	69	69

Total comprehensive loss							(18,715)
Reversal of deferred stock- based compensation upon adoption of SFAS No. 123(R)	—	—	(2,934)	2,934	—	—	—
Issuance of common stock under employee stock plans, net of cancellations and share repurchases	1,103	1	(36)	—	—	—	(35)
Stock-based compensation expense	—	—	1,953	—	—	—	1,953

Balance at September 30, 2006	44,929	$45	$259,181	$—	$(160,188)	$(62)	$98,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(18,820)	$(33,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,766	2,634
Amortization of prepaid marketing expenses	—	1,727
Stock-based compensation charges	1,953	423
Change in fair market value of investment hedge	—	684
Non-cash loss from remeasurement of cash balance	—	510
Deferred tax expense	463	464
Loss from unconsolidated entity	668	—
Change in operating assets and liabilities:
Accounts receivable	(237)	(16)
Prepaid expenses and other current and long term assets	(400)	(496)
Accounts payable	1,918	(1,324)
Income taxes payable	98	(454)
Accrued liabilities	265	2,153
Deferred revenues	(3,408)	(22)
Other long-term liabilities	(34)	(3)

Net cash used in operating activities	(15,768)	(27,258)

Cash flows from investing activities:
Purchases of property and equipment	(521)	(1,572)
Proceeds from sale of Consumer Software Division	2,200	—
Purchases of short-term investments	(45,533)	(62,749)
Proceeds from maturities and sale of short-term investments	36,159	39,934
Foreign currency conversion in transit	7,545	—
Other	68	—

Net cash used in investing activities	(82)	(24,387)

Cash flows from financing activities:
Principal payment of capital lease obligation	(31)	(51)
Repayment of line of credit	—	(15,000)
Issuance of common stock under employee stock plans	167	108
Repurchase of common stock	(202)	—

Net cash used in financing activities	(66)	(14,943)

Effect of exchange rates on cash	168	(779)
Change in cash and cash equivalents	(15,748)	(67,367)
Cash and cash equivalents at beginning of period	46,812	135,416

Cash and cash equivalents at end of period	$31,064	$68,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2006	2005
Non-cash disclosure of investing and financing activities:
Unrealized gains (losses) on short term investments, net	$69	$140

Deferred stock-based compensation related to issuance of common stock options and restricted awards to employees, net of terminations	$—	$3,885

Asset purchased under capital lease	$—	$22

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

Advertising Costs

Advertising costs are expensed as incurred through direct spending and were approximately $6.0 million and $12.9 million for the three and six months ended September 30, 2006, respectively, and $7.3 million and $20.0 million for the three and six months ended September 30, 2005, respectively.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”, Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. In general, we recognize revenue, net of sales related taxes, when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectability of the resulting receivable is reasonably assured.

Revenues from prepaid cards and promotions are deferred and then recognized as (i) tracks are downloaded by the end users, (ii) if redeemed for a subscription, over the subscription period or (iii) when Napster has no further obligation to provide services or refund the associated prepayments (“breakage”). As of September 30, 2006, we have not had sufficient historical experience to estimate prepaid card breakage rates, so we recognize prepaid card breakage when our obligation to honor the redemption of the prepaid cards or promotions has legally expired. During the first quarter of fiscal 2007, based on the resolution of certain legal restrictions associated with previously sold prepaid cards, we recognized $1.9 million of prepaid card breakage related to cards that were subject to expiration based on their term prior to 2007 but had other legal restrictions that precluded our recognition of revenue.

During May 2006 we launched a free music service on which we sell advertising. Advertising revenues are recognized when an advertisement appears in web pages viewed by users. Advertising revenues were immaterial for the six months ended September 30, 2006.

NOTE 2—CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents

Napster’s cash and cash equivalents at fair value consist of the following (in thousands):

	September 30, 2006	March 31, 2006
Cash	$17,735	$6,359

Cash equivalents:
Commercial paper	9,804	22,773
Certificates of deposit	302	1,106
Money market securities	3,223	16,574

Total cash equivalents	13,329	40,453

Total cash and cash equivalents	$31,064	$46,812

Short-Term Investments

Napster’s short-term investments at fair value consist of the following (in thousands):

	September 30, 2006	March 31, 2006
Commercial paper	$19,533	$5,041
Asset backed securities	5,762	—
Certificates of deposit	2,987	3,979
Corporate securities	25,652	25,399
Municipal securities	2,003	9,815
U.S. agencies securities	3,317	5,578

	$59,254	$49,812

Napster’s investments in marketable securities and short-term investments are all considered available for sale. The fair values of these investments approximate carrying value. Realized and unrealized gains and losses on investments are determined on the specific identification method.

Approximately $58.5 million and $47.0 million of the short-term investments mature in less than one year as of September 30, 2006 and March 31, 2006, respectively. The remaining short-term investments generally have effective maturity dates between one and two years. Because the short-term investments represent the investment of cash available to fund current operations, the entire balance has been classified as short-term in the condensed consolidated balance sheet.

Realized gains and losses, amortization and accretion on cash equivalents and short-term investments, net, totaled $395,000 and $815,000 for the three and six months ended September 30, 2006, respectively, and $104,000 and $173 ,000 for the three months and six months ended September 30, 2005, respectively. Gross realized losses on short-term investments for the three and six months ended September 30, 2006 and 2005 were not significant. Additionally, gross unrealized gains on cash equivalents and short-term investments were $7,000 and $4,000 as of September 30, 2006 and March 31, 2006, respectively, and gross unrealized losses were $49,000 and $114,000 as of September 30, 2006 and March 31, 2006, respectively. Napster has determined that the gross unrealized losses on its available-for-sale securities as of September 30, 2006 are temporary in nature.

NOTE 3—BALANCE SHEET DETAIL

Deferred revenues (in thousands)

	September 30, 2006	March 31, 2006
Unearned subscription revenue	$4,251	$4,592
Unredeemed pre-paid card and promotional content	3,816	6,929
Unearned hardware and license revenue	1,007	1,012
Other	436	291

	$9,510	$12,824

During the first quarter of fiscal 2007, based on the resolution of certain legal restrictions associated with previously sold prepaid cards, we recognized $1.9 million of revenue related to cards that were subject to expiration based on their term prior to 2007 but had other legal restrictions that precluded our recognition of revenue.

NOTE 4—SHORT-TERM DEBT

At September 30, 2006, Napster had available a $17.0 million revolving line of credit with Silicon Valley Bank and was in compliance with all financial covenants relating to this line of credit. There was no balance outstanding under this line of credit at September 30, 2006. Napster terminated this line of credit during October 2006.

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

Napster adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year. Napster’s condensed consolidated financial statements as of and for the three and six-months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified-prospective transition method, Napster’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS No. 123(R). Effective April 1, 2006, stock-based compensation expense includes compensation expense for (1) all stock-based compensation awards granted prior to but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and (2) all stock-based compensation awards granted after April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Stock-based compensation expense of $979,000 and $1,953,000 for the three and six months ended September 30, 2006, respectively, includes approximately $565,000 ($0.01 per share) and $1,205,000 ($0.03 per share), respectively, related to stock options and shares purchased under the Employee Stock Purchase Plan (“ESPP”), which would not have been expensed under the intrinsic value method of APB No. 25.

Under SFAS No. 123(R), Napster has selected the Black-Scholes option-pricing model to determine the estimated fair value at the date of grant for stock options, which is consistent with the method Napster used for pro forma disclosures under SFAS No. 123. The fair value of stock options granted and shares purchased under ESPP for the six months ended September 30, 2006 was $72,000 and $74,000, respectively. There were no stock options granted in the three months ended September 30, 2006. The fair value of restricted stock awards is measured at the market price of the unrestricted stock on the grant date.

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

The following table illustrates the effect on net loss and net loss per share for the three and six months ended September 30, 2005, if Napster had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes model (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net loss, as reported	$(13,612)	$(33,538)
Add:
Stock-based employee compensation expense included in reported net loss	284	413
Deduct:
Stock-based employee compensation expense determined under fair value method for all awards	(1,193)	(2,430)

Pro forma net loss	$(14,521)	$(35,555)

Net loss per share:
Basic and diluted—as reported	$(0.32)	$(0.78)
Basic and diluted—pro forma	$(0.34)	$(0.83)
Weighted average shares used in computing net income and pro forma net income per share:
Basic and diluted shares	42,977	42,969

Stock Plans

The following table summarizes the activity relating to restricted stock awards and stock option grants for the six months ended September 30, 2006:

	Restricted Stock		Stock Options
	Unvested Shares	Weighted Average Fair Value	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2006	784,810	$4.17	4,321,637	$7.52
Awarded/granted	1,233,625	$3.95	26,700	$4.05
Vested	(181,588)	$4.22	—	—
Exercised	—	—	(22,032)	$4.13
Forfeited	(120,828)	$4.05	(59,811)	$4.33
Expired	—	—	(200,403)	$6.57

Outstanding at September 30, 2006	1,716,019		4,066,091

As of September 30, 2006, there was $4.7 million, $2.7 million and $163,000 of total unrecognized compensation expense related to unvested restricted stock awards, stock options and ESPP purchases, respectively, which is expected to be recognized over the weighted-average periods of 1.96, 0.93 and 0.94 years, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.48–$4.05	504,779	5.84	$3.87	466,704		$3.86
$4.13	1,079,125	7.85	$4.13	541,750		$4.13
$4.23–$7.22	262,812	7.29	$4.91	169,184		$4.95
$7.47	651,000	6.93	$7.47	489,125		$7.47
$7.92–$8.37	92,125	8.27	$8.12	37,469		$8.13
$8.50	654,500	4.55	$8.50	654,500		$8.50
$8.84–$16.55	821,750	5.24	$14.68	789,111		$14.90

	4,066,091	6.37	$7.61	3,147,843	6.02	$8.31

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2006 was $354,000 and $266,000, respectively.

As of September 30, 2006, Napster has reserved shares of common stock for future issuance as follows:

Stock option and award plans	11,098,985
ESPP	426,828

11,525,813

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

Common equivalent shares excluded from the calculation because their effect would have been anti-dilutive totaled 5.8 million and 5.9 million as of September 30, 2006 and 2005, respectively.

NOTE 7—GEOGRAPHIC INFORMATION

Net Revenue

The following table presents net revenues by country based on the location of customers (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
United States	$20,608	$20,615	$44,848	$39,090
United Kingdom	2,932	2,764	5,901	5,290
Germany	1,920	—	2,827	—

	$25,460	$23,379	$53,576	$44,380

Cash and Investments

The following table presents cash, cash equivalents, foreign currency conversion in transit and short-term investments held in entities organized in the following legal jurisdictions (in thousands):

	September 30, 2006	March 31, 2006
United States	$78,698	$93,948
United Kingdom	1,024	1,837
Denmark	7,614	7,545
Luxembourg	2,949	839
Germany	33	—

	$90,318	$104,169

Napster does not anticipate that it will incur any material U.S. income or foreign withholding taxes when cash is repatriated from these entities to the United States.

Long-Lived Assets

The following table presents long-lived assets, excluding goodwill and investment in unconsolidated entity, by country based on the location of the assets (in thousands):

	September 30, 2006	March 31, 2006
United States	$5,906	$7,201
Other	88	86

	$5,994	$7,287

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

On October 8, 2004, SightSound Technologies, Inc. (“SightSound”) filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania, Case No. 04-1549, alleging infringement of certain of its patents by the Napster service. SightSound is demanding monetary damages and injunctive relief. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. The court proceedings have been administratively closed pending the outcome of Napster’s reexamination application. The patents are currently being reexamined by the Patent Office which recently rejected all of the claims of each of the patents. In or around November 2005, SightSound sold the patents in question to a subsidiary of General Electric for an undisclosed amount. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

On August 5, 2005, Ho Keung Tse filed suit against Apple Computer, Inc., Napster, MusicMatch, Inc., Sony Connect, Inc., Yahoo, Inc. and RealNetworks, Inc. in U.S. District Court for the District of Maryland alleging infringement of U.S. Patent No. 6665797 by the defendants’ respective music distribution services. The lawsuit was recently transferred to U.S. District Court for the Northern District of California. Mr. Tse is demanding monetary damages and injunctive relief. The defendants have formed a joint defense group, have moved for change of venue, and intend to defend themselves vigorously. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

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

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). The accounting provisions of FAS 157 will be effective for the Company beginning April 1, 2008. The Company is in the process of determining the effect, if any, that the adoption of FAS 157 will have on its financial statements.

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

Executive Summary

Napster, one of the most recognized global brands in digital music, offers consumers unlimited legal access to one of the world’s largest and most diverse online music catalogues utilizing a secure and flexible digital rights management platform. Napster’s online and portable music subscription services – Napster and Napster-To-Go (“NTG”) – have over 500,000 subscribers and provide consumers with access to over 3.75 million unique CD-quality tracks worldwide via the PC and over 60 portable music players.

Because of its powerful brand awareness and superior user experience, Napster has established itself as a market leader in premium music subscription, not only in the US, but also globally, including the United Kingdom and Germany. Furthering its global presence, Napster recently launched its paid music service in Japan, leveraging Napster’s joint venture with Tower Records Japan (“TRJ”) and their relationship with NTT DoCoMo, a strategic investor in TRJ. These relationships position Napster to be a leader in yet another of the world’s largest music markets.

In addition, Napster operates an a-la-carte download music store, called Napster Light, where customers can purchase individual tracks or albums. Napster has over 9.0 million registered members and through the successful launch of Napster.com, the Company’s new advertising supported website that offers a free music experience, Napster has substantially increased the user traffic to Napster.com to over 4 million unique visitors per month. By offering visitors to Napster the ability to discover, share and listen to music for free on Napster.com, Napster is helping users to understand the value proposition of the subscription model, while creating a very compelling new web-based media property on which to build a substantial advertising platform.

Napster paid music services are also available over-the-air as “Napster Mobile”. This recently launched service is available to SunCom Wireless and Cingular Wireless customers through our partnership with Ericsson, and to NTT DoCoMo Wireless customers through our joint venture with TRJ.

The market for digital music is rapidly growing and we expect our digital music distribution business to continue to grow as the industry expands. This market is highly competitive and we expect competition to continue to increase in the future as the market expands. We believe that our brand, robust infrastructure, innovation and superior user experience position us ahead of many of our competitors.

Our overall strategy is to drive consumers to Napster.com as a means to generate ad revenue and reduce our subscriber acquisition cost, continue to innovate by investing in new services and technologies, extend leadership in the distribution of digital music through partnerships with wireless carriers, broaden access of Napster premium services through other well-known consumer electronics companies, and continue to pursue and execute strategic partnerships. The Company has established key strategic partnerships with leading wireless companies such as Ericsson, NTT DoCoMo and Cingular Wireless; leading consumer electronics device manufacturers such as Toshiba and Samsung; leading retailers such as Circuit City and Radio Shack; and the leading satellite radio company—XM Satellite Radio.

On September 18, 2006, we announced that in response to recent third party interest in establishing strategic partnerships or potentially acquiring the company, we have retained UBS Securities LLC to assist the Board and management in the evaluation of strategic alternatives. Although this evaluation could potentially lead to a new strategic partnership or the sale of the company, our primary focus in the meantime remains on growing Napster.

We sell online music services to end users worldwide through our website, affiliate network, and universities that have site licenses, as well as prepaid cards through retail partners. We have historically derived our primary revenues from online subscriptions and permanent music downloads. Beginning in the first quarter of fiscal 2007, we also began deriving revenue from advertising. In addition, Napster periodically licenses merchandising rights and resells hardware that our end users may utilize to store and replay their digital music content. Subscription and permanent download fees are generally paid by end user customers in advance either via credit card, online payment systems or redemption of pre-paid cards, gift certificates or promotional codes. Advertising and licensing revenue is generally paid on industry standard net terms. Hardware sales are typically paid in advance by credit card.

Since the acquisition of Pressplay on May 19, 2003, our digital music distribution business has operated at a loss and with negative cash flow. We expect to continue to operate at a loss and with negative cash flow near term as we spend on marketing to increase subscriber growth.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Except as indicated below, there have been no significant changes during the six months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”, Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables” and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. In general, we recognize revenue, net of sales related taxes, when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectability of the resulting receivable is reasonably assured.

Revenues from pre-paid cards and promotions are deferred and then recognized as (i) tracks are downloaded by the end users, (ii) if redeemed for a subscription, over the subscription period or (iii) when Napster has no further obligation to provide services or refund the associated prepayments (“breakage”). As of September 30, 2006, we have not had sufficient historical experience to estimate breakage rates, so we recognize breakage when our obligation to honor the redemption of prepaid cards or promotions has legally expired. In future periods, management will continue to evaluate our actual breakage experience and determine when we have sufficient history to commence revenue recognition using breakage estimates.

Management exercises significant judgment in determining the fair value of multiple elements within revenue arrangements or separately identified goods or services, and in assessing when prepaid cards, promotions or royalties no longer involve a future obligation to provide services or refund the associated prepayments. These estimates represent our best estimates, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time expense or revenue charges.

Stock-based compensation

Effective April 1, 2006, Napster adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”), using the modified-prospective transition method. SFAS No. 123(R) requires that the fair value of all share-based payment awards made to employees and directors for services must be expensed over the period in which the services are provided.

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

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues (in thousands, except percentages):

	Three Months Ended September 30,		As a Percentage of Net Revenues Three Months Ended September 30,		Six Months Ended September 30,		As a Percentage of Net Revenues Six Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Online music revenues:
Service	$25,359	$21,036	100%	90%	$53,406	$41,787	100%	94%
Product and license	101	2,343	—%	10%	170	2,593	—%	6%

Total online music revenues	$25,460	$23,379	100%	100%	$53,576	$44,380	100%	100%

Service Revenues

Service revenues increased for the three and six months ended September 30, 2006 as compared to the corresponding periods of fiscal 2006 due primarily to growth in the online music market, consumer adoption of our products and international expansion. The Napster paid music service was launched in Germany during December 2005.

From the launch of Napster’s paid music service in the United States in October 2003 until the launch of our free, advertising supported, music service in May 2006, our subscriber base increased each quarter, excluding the cyclical impact of university subscribers. Following the launch of the free music service, paid subscribers (excluding university subscribers) dropped to 487,000 at September 30, 2006, while churn reached an all-time low. This decrease in paid subscribers is attributed in part to prospective new customers trying the free music service before subscribing to our premium music services. The improvement in churn followed our increased focus on acquisition and retention over the last year. We expect paid subscribers to increase in the second half of fiscal 2007.

Service revenues for the six months ended September 30, 2006 include a one-time benefit of $1.9 million in prepaid card breakage related to the resolution of certain legal restrictions associated with previously sold prepaid cards. There was no corresponding one-time benefit to service revenues during the six months ended September 20, 2005.

In the long term, we anticipate that service revenues will continue to increase as a result of marketing activities and initiatives designed to continue subscriber growth, expand internationally and maintain low customer churn. In the near term, we expect service revenues to increase due to seasonality and as prospective customers who have been trying the free music services subscribe to our paid music services. Additionally, we expect to record a one-time benefit from prepaid card breakage in the third quarter of fiscal 2007 when we have sufficient history to estimate breakage rates and begin recognizing prepaid card revenue net of estimated breakage.

Product and License Revenues

Product and license revenues for the three and six months ended September 30, 2006 decreased as compared to the corresponding periods of fiscal 2006 primarily due to the timing of hardware promotional programs. We recognized $2.1 million of product revenue from a promotion in the second quarter of fiscal 2006. We expect that product and license revenues will fluctuate depending on the product promotions and licenses that we enter into each quarter.

Geographic Revenues

The following table sets forth, for the periods indicated, the summary of our net revenues per geographic region (in thousands, except percentages):

	Three Months Ended September 30,		As a Percentage of Net Revenues Three Months Ended September 30,		Six Months Ended September 30,		As a Percentage of Net Revenues Six Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues:
North America	$20,608	$20,615	81%	88%	$44,848	$39,090	84%	88%
Europe	4,852	2,764	19%	12%	8,728	5,290	16%	12%

Net revenues	$25,460	$23,379	100%	100%	$53,576	$44,380	100%	100%

Revenues in North America remained stable for the three months ended September 30, 2006 as compared to the corresponding period of fiscal 2006, due primarily to a $2.2 million increase in service revenue during the second quarter of fiscal 2007, which was offset by a $2.2 million decrease in product revenue. The revenue increase in North America for the six months ended September 30, 2006 as compared to the corresponding period of fiscal 2006 is primarily due to the one-time benefit of $1.9 million in prepaid card breakage and subscriber growth year over year.

The increase in revenue in Europe for both the three and six months ended September 30, 2006 as compared to the corresponding periods of fiscal 2006 is generally related to the launch of the paid music service in Germany in December 2005.

We anticipate that the proportion of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives focused on world-wide customer growth and international expansion.

Gross Margin

The following table sets forth, for the periods indicated, our gross margins (in thousands, except percentages):

	Three Months Ended September 30,		As a Percentage of Related Revenues Three Months Ended September 30,		Six Months Ended September 30,		As a Percentage of Related Revenues Six Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Gross Margin
Service	$7,047	$5,696	28%	27%	$16,087	$12,160	30%	29%
Product and license	(113)	(604)	(112%)	(26%)	(159)	(472)	(94%)	(18%)

Total gross margin	$6,934	$5,092	27%	22%	$15,928	$11,688	30%	26%

Service gross margin is the profit from revenues after deducting the cost of royalties to content providers and publishers, technical support, bandwidth and hosting costs, depreciation and amortization of infrastructure and certain identifiable intangible assets related to the delivery of the services, and any other direct costs of providing the services. Product and license gross margin is the profit from revenues after deducting the cost of product sold, order fulfillment services, product shipping costs and any other direct expenses to deliver the product or licenses.

Service gross margin as a percentage of net revenue improved slightly during the three and six months ended September 30, 2006 as compared to the corresponding periods of fiscal 2006. The increase for the three months ended September 30, 2006 is primarily attributable to the change in mix of revenue towards higher margin services. The increase in the six months ended September 30, 2006 is also due to $1.9 million of prepaid card breakage, which was recognized in the first quarter of fiscal 2007 and has no cost of revenues.

Excluding one-time breakage revenues, service gross margin for the three and six months ended September 30, 2006 decreased 2 percentage points from the same periods of fiscal 2006. This change is primarily due to increased encoding costs and additional ongoing expenditures for service infrastructure, offset in part by a change in revenue mix from download revenues to subscription revenues, which have a higher gross margin.

Product and license gross margin decreased for the three and six months ended September 30, 2006 as compared to the corresponding periods of fiscal 2006 due primarily to the timing of promotional hardware programs.

Service headcount dedicated to maintaining content and providing customer care was 12 and 9 at September 30, 2006 and 2005, respectively.

In the third quarter, gross margins are expected to improve because we plan to record a one-time benefit from prepaid card breakage. Longer term gross margins, excluding one-time items such as breakage and low margin hardware promotions, may improve as our revenue mix changes.

Operating Expenses

We classify operating expenses as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, stock-based compensation, travel, telephone, communications, facility costs and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations, advertising, trade shows, marketing collateral materials and subscriber acquisition costs, as well as expenditures specific to the sales group, such as commissions and referral fees paid to marketing partners. In addition, we include certain amortization of identifiable intangible assets as operating expenses.

The following table sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended September 30,		As a Percentage of Net Revenues Three Months Ended September 30,		Six Months Ended September 30,		As a Percentage of Net Revenues Six Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Research and development	$2,297	$3,216	9%	14%	$5,234	$6,411	10%	14%
Sales and marketing	8,526	10,391	33%	44%	18,997	26,663	35%	60%
General and administrative	5,712	4,791	22%	21%	11,700	10,987	22%	25%
Amortization of intangible assets	—	474	—	2%	—	948	—	2%

	$16,535	$18,872	64%	81%	$35,931	$45,009	67%	101%

Research and Development

Research and development expenses consist primarily of salary, benefits (including stock-based compensation) and contractors’ fees for our development and other costs associated with the minor enhancements of existing products, development of new services or development of new features for existing services.

Research and development expenses decreased for the three and six months ended September 30, 2006 as compared to the corresponding periods of fiscal 2006 primarily due to lower headcount costs and lower depreciation. During the second quarter of fiscal 2007 we deployed resources on projects for which we were reimbursed by Napster Japan. The $356,000 reimbursement was reflected as a reduction in R&D headcount costs during the second quarter of fiscal 2007.

Research and development headcount was 64 and 74 as of September 30, 2006 and 2005, respectively.

We anticipate that research and development expenses in the third quarter of fiscal 2007 will be comparable to the first quarter of fiscal 2007, because the development projects funded by Napster Japan have been completed. Longer term, we expect research and development expenses to remain steady or increase slightly as we focus on the continued investment in new products and functionality.

Sales and Marketing

Sales and marketing expenses consist primarily of salary and benefits (including stock-based compensation) for sales and marketing personnel, referral fees paid to marketing partners, other subscriber acquisition costs, as well as costs associated with advertising and promotions.

Sales and marketing expenses decreased for the three and six months ended September 30, 2006 as compared to the corresponding periods of fiscal 2006 due primarily to the reduction in U.S. marketing programs as part of our goal to continuously bring down our cash burn.

Sales and marketing headcount increased to 36 at September 30, 2006 from 35 at September 30, 2005. Headcount increased because we added sales personnel for the advertising supported free music service.

We expect sales and marketing expenses for the remainder of fiscal 2007 to increase as we launch holiday marketing programs. In the long-term, we will continue our focus on reducing acquisition cost per subscriber.

General and Administrative

General and administrative expenses consist primarily of salary and benefits (including stock-based compensation) for executive and administrative personnel, professional services, administrative outsources and other general corporate activities.

General and administrative expenses increased for the three months ended September 30, 2006 as compared to the corresponding period of fiscal 2006 primarily due to approximately $500,000 of stock based compensation, and approximately $400,000 in professional and administrative outsource fees.

The increase in the six months ended September 30, 2006 as compared to the corresponding period of fiscal 2006 is due primarily to higher professional and administrative outsource fees. Headcount costs are flat and comprised of increased stock based compensation offset by lower bonuses.

General and administrative headcount, including all corporate general and administrative employees, was 42 at both September 30, 2006 and 2005.

We expect general and administrative expenses to increase in the near term as we evaluate strategic alternatives, and to generally increase in the long term as revenue, and the company overall, grows.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization expense related to the intangible assets recorded in connection with our acquisition of Napster’s name in December 2002 and Napster, LLC, formerly known as Pressplay, in May 2003. There was no amortization of intangible assets in the first half of fiscal 2007 because identifiable intangible assets were fully amortized as of March 31, 2006. Unless we acquire new intangible assets, we do not expect future amortization expense.

Loss from Unconsolidated Entity

The loss from unconsolidated entity represents our 31.5% portion of the loss incurred by Napster Japan during the periods presented. Napster Japan was formed during October 2005, and this loss represents our share of the company’s start-up expenses. We expect our share of the losses from Napster Japan to increase near term following the launch of the Napster service in Japan in October 2006.

Other Income, Net

Other income, net, consists primarily of interest income on our cash equivalents and short-term investments, realized gains (losses) on short-term investments, interest expense, change in the fair value of the hedge and other miscellaneous income.

Other income, net increased $770,000 in the three months ended September 30, 2006 as compared to the corresponding period of fiscal 2006 primarily due to the elimination of the hedge on our shares of Sonic Solutions stock. The hedge discount was $342,000 during the second quarter of fiscal 2006 and zero during fiscal 2007. Investment income in the three months ended September 30, 2006 also increased $292,000.

Other income, net increased $2.1 million to $2.4 million in the first half of fiscal 2007 as compared to $331,000 in the corresponding period of fiscal 2006 primarily due to a $573,000 reduction in foreign currency losses and the elimination of the hedge on our shares of Sonic Solutions stock. The hedge discount was $684,000 during the first half of fiscal 2006 and zero during the first half of fiscal 2007. These changes were accompanied by a $642,000 increase in investment income and $147,000 increase in interest income attributed to higher interest rates in the first half of fiscal 2007.

We expect other income, net to decrease in the future as investments are used to fund operations. We also expect other income, net to fluctuate due to foreign currency fluctuations.

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

The tax provisions for the first half of fiscal 2007 and 2006 represent primarily foreign taxes and the timing difference related to the Pressplay goodwill. In the near term, we expect to continue to incur operating losses from operations.

We are subject to various tax rates in the jurisdictions in which we do business. Our tax provision does not take into account any future benefit from loss carryforwards, which may be realized if we again achieve profitability and begin generating taxable income.

Liquidity and Capital Resources

At September 30, 2006, Napster had $90.3 million in cash, cash equivalents and short-term investments. These amounts consist principally of commercial paper, corporate securities, U.S. government securities, municipal securities, asset backed securities, certificates of deposit and money market securities. This balance represents a $13.9 million decrease as compared to cash, cash equivalents, short-term investments and foreign currency in-transit at March 31, 2006. Our primary ongoing source of cash is receipts from revenues. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments to content providers, payments for products held for resale, and purchases of property and equipment, including software development costs. Our working capital was $60.1 million at September 30, 2006 compared to $74.4 million at March 31, 2006.

Line of Credit

As of September 30, 2006, we had $17.0 million available for borrowing under our line of credit, which was terminated during October 2006. At September 30, 2006, we were in compliance with all covenants under the line of credit and had no outstanding borrowings under this line.

Financial Position

We believe that the liquidity provided by existing cash, cash equivalents and short-term investments will provide sufficient capital to meet our requirements for at least the next 12 months. Napster operates and will continue to operate in the near term at a loss and with net negative cash flow as we spend on marketing to increase subscriber growth.

We do not currently hold any debt. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold other derivative financial instruments in the future.

Cash Flows

Operating Activities

Net cash used in operating activities was $15.8 million in the first half of fiscal 2007 as compared to $27.3 million in the corresponding period of fiscal 2006, due primarily to a $14.7 million decrease in our operating loss in the first half of fiscal 2007.

Investing Activities

Compared to the corresponding period of fiscal 2006, net cash used by investing activities decreased $24.3 million in the first half of fiscal 2007. The significant decrease in cash used by investing activities was primarily due to the investment of remaining cash proceeds from the sale of CSD to Sonic during the first quarter of fiscal 2006 and the utilization of investments for operating cash as the year progressed.

We expect to use investments in the future as we use short-term investments to fund operating cash flows.

Financing Activities

Net cash used in financing activities decreased to $66,000 in the first half of fiscal 2007 as compared to $15.0 million in the corresponding period of fiscal 2006. This change is primarily due to the repayment of our $15.0 million line of credit in May 2005 and the fact that we have not borrowed funds under the line of credit since then.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of remaining expected maturity and weighted-average interest rates as of September 30, 2006. Our cash equivalents are invested in commercial paper, money market funds and certificates of deposit, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities (in thousands, except interest rates).

	Less than One Year	More than One Year	Total	Estimated Fair Value
Short-term investments	$58,450	$804	$59,254	$59,254
Weighted-average interest rate	4.24%	5.12%

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

Cash and cash equivalents are predominantly denominated in U.S. dollars. As of September 30, 2006, we held $3.1 million of cash and cash equivalents in United Kingdom pounds, $1.9 million in Euro and $693,000 in other foreign currencies.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our digital music distribution business has experienced significant net losses since its inception and, given the significant operating and capital expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and will likely continue to experience net losses thereafter. No assurance can be made that our paid Napster service or the free music service will ever contribute net income to our statement of operations. During the period beginning April 1, 2003, just prior to our acquisition of Pressplay in May 2003, through September 30, 2006, we incurred approximately $174.5 million of after tax losses from continuing operations.

The success of our paid Napster service depends upon our ability to add new subscribers and reduce churn.

We cannot assure you that we will be able to attract new subscribers to the paid Napster service or that existing subscribers will continue to subscribe. Existing subscribers may cancel their subscriptions to the paid Napster service for many reasons, including a perception that they do not use the services enough to justify the expense or that the service does not provide enough value, or availability of content relative to our competition. In addition, users of our free music service may decide not to upgrade to our paid music service. The early stages of subscription services such as ours are characterized by higher than normal churn rates and customer acquisition cost. If we are unable to reduce these two factors we may be unable to achieve a profitable business model. In addition, there is significant seasonality in our subscriber numbers due to our university program and softness in customer acquisition during the summer months when consumers spend less time online. Students who subscribe to the paid Napster service generally only do so during the school year when the school is paying for their subscriptions and most of the students do not maintain such subscriptions during the summer in between school terms. If we do not continue to increase the total number of subscribers each quarter, our operating results will be adversely impacted.

If advertising revenues were to fail to grow as expected, our results of operations and business would be harmed.

Revenues from advertising are important to the future success of our business. Advertising revenues are based on the number of page views by visitors to the Napster.com Web site. If our free music service fails to attract and retain visitors, our revenues will not grow as expected. Most advertisers currently spend only a small portion of their advertising budgets on Internet advertising. There are also significant lead times associated with securing these advertising dollars. Furthermore, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we fail to persuade potential advertisers to spend a portion of their budget on advertising with us, or if advertising spending declines due to general economic conditions or the failure of the Internet to be an effective advertising medium, our business and advertising revenues could be adversely affected. In addition, sales of advertisements occur under short-term contracts, which are difficult to forecast accurately. Advertisers generally have the right to cancel an advertising campaign on short notice without penalty. Accordingly, the cancellation or deferral of advertising agreements could have a material adverse effect on our financial results.

We experience fluctuations in our quarterly operating results, which may cause our stock price to decline.

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of service introductions;

•	seasonal fluctuations in sales of our prepaid cards, university subscriptions, and bundled hardware promotions, as well as other products and services;

•	potential declines in selling prices of music as a result of competitive pressures;

•	changes in the mix of our revenues and our users represented by our various services;

•	fluctuations in traffic levels on our Web sites, which can be significant as a result of business, financial and other news events;

•	fluctuating and unpredictable demand for advertising on our Web sites as well as on the Web in general;

•	reductions in rates paid for Web advertising resulting from softening demand, competition, or other factors;

•	adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as the music industry, on which we are particularly dependent;

•	foreign currency exchange rate fluctuations;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses; and

•	expenses incurred in connection with the development of our digital music distribution services.

We rely on the value of the Napster brand, and our revenues could suffer if we are not able to maintain its high level of recognition in the digital music sector.

We believe that maintaining and expanding the Napster brand is an important aspect of our efforts to attract and expand our user and advertiser base. We rely on a broad branding program to ensure that our position in the digital music sector continues to be strongly associated with the Napster name. Promotion and enhancement of the Napster brand will depend in part on our ability to provide consistently high-quality products and services. If we are not able to successfully maintain or enhance consumer awareness of the Napster brand or, even if we are successful in our branding efforts, if we are unable to maintain or enhance customer awareness of the Napster brand in a cost effective manner, our business, operating results and financial condition would be harmed.

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

Our digital music distribution services’ competitors currently include Apple Computer’s iTunes Music Store, AOL Music Now, RealNetworks, Inc., the provider of the Rhapsody service, MTV’s Urge, Sony Connect, Walmart.com, FYE, Microsoft’s MSN Music service and online music services powered by MusicNet such as Yahoo! Music Unlimited, MTV’s Urge, Virgin, V-cast and Sprint. Other potential competitors such as Best Buy and Amazon.com have announced their intention to provide competing music distribution services. Internationally we currently compete with OD2, Puretracks, 3 Music Store and Vodafone’s music offerings, as well as with a number of the other competitors described above.

Our digital music distribution business also faces significant competition from “free” peer-to-peer services, such as KaZaA, Morpheus, Grokster and a variety of similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. While the U.S. Supreme Court has found that Grokster may violate copyright laws, the court did not establish that such services are necessarily liable for copyright infringement, opting instead for a fact-based analysis of the services’ efforts to promote copyright infringement. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.

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

Under copyright law we are required to pay licensing fees for compositions embodied in digital sound recordings and for the sound recordings themselves that we deliver in our Napster service. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory publishing licenses where voluntary negotiations are unsuccessful, by a copyright royalty board (“CRB”), an administrative judicial proceeding supervised by the United States Copyright Office. Past copyright proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. Currently, there is a CRB proceeding for mechanical licenses in a subscription context. We cannot predict the outcome of any negotiations or CRB proceedings. We may also elect to attempt to directly license compositions for our services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States. The availability of licenses for compositions used in certain international versions of the services is unclear. Therefore, our ability to negotiate appropriate licenses is uncertain.

Voluntarily negotiated rates for mechanical licenses with respect to streaming and conditional digital downloads with the Harry Fox Agency and National Music Publishers Association have not been agreed to, and we are currently operating under a standstill agreement until such rates are negotiated. No final agreement has been reached with performing rights societies such as ASCAP or BMI regarding whether digital downloads constitute public performances of copyrighted works that would trigger payment of public performance royalties. In addition to certain other negotiations, European Union and Canadian tribunals are currently in process, which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these negotiations and proceedings will also likely affect our business in ways that we cannot predict. Napster accrues for the cost of these fees, based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. If the final agreed rates differ significantly from management’s estimate, the actual amount paid and expensed could differ materially from the recorded amounts.

Our success depends on our digital music distribution service’s interoperability with our customer’s music playback hardware.

In order for the paid Napster service to be successful, we must design our service to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable MP3 players, cell phones, PCs and other mobile devices. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our design objectives and to offer a service that is attractive to our customers. Currently, there are a limited number of devices that offer the portable subscription functionality that is required to support our Napster To Go service and certain current manufacturers may not be able to profitably continue to offer existing devices. Our software is not compatible with the iPod music player, the current equipment market leader. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, or if music-enabled devices fail to grow significantly over time, our business will be harmed.

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

Because we operate worldwide, our business is subject to risks associated with doing business internationally. International net revenues did not account for a significant percentage of our net revenues prior to the sale of our consumer software division; however, revenues from international operations have represented a significant portion of our total net revenues from our digital music distribution business. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues as we expand our Napster service abroad and enter into additional joint venture arrangements, if any, with international partners. Accordingly, our future revenues could decrease based on a variety of factors, including:

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

There is no guarantee that we will enter into any strategic transaction with any third party.

In September 2006, we engaged UBS Securities LLC to assist us in evaluating potential strategic alternatives. We cannot guarantee that any strategic alternative, including any possible acquisition or merger of Napster, will be available to us on favorable terms, or at all.

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

We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, taxation, security, illegal or obscene content, retransmission of media, personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

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

Our disclosure controls and procedures and internal control over financial reporting may not prevent all errors and misrepresentations. In the event that there are errors or misrepresentations in our historical financial statements or the SEC disagrees with our accounting, we may need to restate our financial statements. For example, in November 2004 we restated our financial statements in order to correct the valuation of a previously issued warrant and to adjust the purchase accounting of our former subsidiary, MGI Software, and in May 2005 we restated our financial statements to reallocate the tax benefit of certain operating losses from our discontinued operations to our continuing operations. Any system of internal controls can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include, but are not limited to, management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or be effective in future conditions, which could materially and adversely impact our financial results in the future.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The most recent annual meeting of stockholders was held on September 21, 2006. Proposals I and II were approved. The results were as follows:

Proposal I

The following directors were elected at the meeting to serve a three-year term as directors:

	For	Authority Withheld
Joseph C. Kaczorowski	35,450,206	2,632,795
Brian C. Mulligan	35,806,332	2,276,669

The following directors’ terms of office continued after the annual meeting of stockholders: Vernon E. Altman, Wm. Christopher Gorog, Richard J. Boyko, Philip J. Holthouse and Robert Rodin.

Proposal II

Ratification of the appointment of PricewaterhouseCoopers LLP as Napster’s independent registered public accounting firm for the fiscal year ending March 31, 2007:

For	Against	Abstain	Broker Non- Vote
36,986,890	1,078,046	18,065	—

The proposals above are described in detail in Napster’s definitive proxy statement dated August 1, 2006 for the annual meeting of stockholders held on September 21, 2006.

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

NAPSTER, INC.

(Registrant)

Date: November 8, 2006	By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ NAND GANGWANI
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