Form 10-Q
period 2006-12-31
NAPSTER INC
filed 2007-02-08
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 1, 2007, there were approximately 45,000,000 shares of the Registrant’s Common Stock outstanding, par value $0.001.

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

NAPSTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	As of
	December 31, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$33,131	$46,812
Short-term investments	47,774	49,812
Foreign currency conversion in transit	—	7,545
Accounts receivable, net of allowance for doubtful accounts of $14 at December 31, 2006 and $7 at March 31, 2006	2,210	1,042
Prepaid expenses and other current assets	3,829	6,182

Total current assets	86,944	111,393
Property and equipment, net	5,178	7,012
Goodwill	34,658	34,658
Investment in unconsolidated entity	—	2,203
Other assets	192	275

Total assets	$126,972	$155,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,434	$3,279
Income taxes payable	3,436	4,139
Accrued liabilities	19,827	16,745
Deferred revenues	7,316	12,824

Total current liabilities	33,013	36,987
Long-term liabilities
Deferred income taxes	3,317	2,622
Other long-term liabilities	107	159

Total liabilities	36,437	39,768

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and Outstanding: 44,926 shares at December 31, 2006 and 43,826 shares at March 31, 2006	45	44
Additional paid-in capital	260,125	260,198
Deferred stock-based compensation	—	(2,934)
Accumulated deficit	(169,698)	(141,368)
Accumulated other comprehensive income (loss)	63	(167)

Total stockholders’ equity	90,535	115,773

Total liabilities and stockholders’ equity	$126,972	$155,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net revenues	$28,372	$23,532	$81,948	$67,912
Cost of revenues (1)	19,829	17,227	57,477	49,919

Gross margin	8,543	6,305	24,471	17,993
Operating expenses:
Research and development (1)	2,888	3,803	8,122	10,214
Sales and marketing (1)	9,173	15,449	28,170	42,112
General and administrative (1)	5,952	5,007	17,652	15,994
Amortization of intangible assets	—	316	—	1,264

Total operating expenses	18,013	24,575	53,944	69,584

Loss from operations	(9,470)	(18,270)	(29,473)	(51,591)
Other income, net	930	1,617	3,338	1,948

Loss before income tax provision	(8,540)	(16,653)	(26,135)	(49,643)
Income tax provision	(409)	(291)	(966)	(839)
Loss from unconsolidated entity	(1,323)	(63)	(1,991)	(63)

Loss from continuing operations, after income taxes	(10,272)	(17,007)	(29,092)	(50,545)
Income from discontinued operations, net of tax effect	762	—	762	—

Net loss	$(9,510)	$(17,007)	$(28,330)	$(50,545)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.24)	$(0.40)	$(0.67)	$(1.18)
Income per share from discontinued operations	$0.02	—	$0.02	—

Basic and diluted net loss per share	$(0.22)	$(0.40)	$(0.65)	$(1.18)

Weighted average shares used in computing net loss per share:
Basic and diluted	43,217	42,994	43,170	42,977

__________ (1) Amounts reported include stock-based compensation expense as follows:
Cost of revenues	$11	$3	$27	$7
Research and development	205	71	573	166
Sales and marketing	115	13	373	51
General and administrative	617	183	1,928	469

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance at March 31, 2006	43,826	$44	$260,198	$(2,934)	$(141,368)	$(167)	$115,773
Net loss	—	—	—	—	(28,330)	—	(28,330)
Foreign currency translation adjustment	—	—	—	—	—	150	150
Unrealized gain on short- term investments	—	—	—	—	—	80	80

Total comprehensive loss							(28,100)
Reversal of deferred stock- based compensation upon adoption of SFAS No. 123(R)	—	—	(2,934)	2,934	—	—	—
Issuance of common stock under employee stock plans, net of cancellations and share repurchases	1,100	1	(40)	—	—	—	(39)
Stock-based compensation expense	—	—	2,901	—	—	—	2,901

Balance at December 31, 2006	44,926	$45	$260,125	$—	$(169,698)	$63	$90,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(28,330)	$(50,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,497	3,870
Amortization of prepaid marketing expenses	—	1,932
Stock-based compensation charges	2,901	693
Change in fair market value of investment hedge	—	684
Non-cash loss from remeasurement of cash balance	—	524
Deferred tax expense	695	695
Gain on sale of Sonic common stock	—	(1,170)
Loss from unconsolidated entity	1,991	63
Change in operating assets and liabilities:
Accounts receivable	(1,154)	(1,554)
Prepaid expenses and other current and long term assets	289	(819)
Accounts payable	(896)	(1,749)
Income taxes payable	(713)	(482)
Accrued liabilities	3,052	4,726
Deferred revenues	(5,663)	3,151
Other long-term liabilities	(44)	(12)

Net cash used in operating activities	(25,375)	(39,993)

Cash flows from investing activities:
Purchases of property and equipment	(659)	(3,392)
Proceeds from sale of Consumer Software Division	2,200	—
Purchases of short-term investments	(64,108)	(127,678)
Proceeds from maturities and sale of short-term investments	66,226	108,235
Investment in unconsolidated subsidiary	223	(1,345)
Foreign currency conversion in transit	7,545	—

Net cash provided by (used in) investing activities	11,427	(24,180)

Cash flows from financing activities:
Principal payment of capital lease obligation	(32)	(79)
Repayment of line of credit	—	(15,000)
Issuance of common stock under employee stock plans	173	108
Repurchase of common stock	(212)	—

Net cash used in financing activities	(71)	(14,971)

Effect of exchange rates on cash	338	(1,006)
Change in cash and cash equivalents	(13,681)	(80,150)
Cash and cash equivalents at beginning of period	46,812	135,416

Cash and cash equivalents at end of period	$33,131	$55,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2006	2005
Non-cash disclosure of investing and financing activities:
Unrealized gains (losses) on short term investments, net	$80	$466

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

Advertising Costs

Advertising costs are expensed as incurred and were approximately $6.9 million and $19.8 million for the three and nine months ended December 31, 2006, respectively, and $11.6 million and $31.9 million for the three and nine months ended December 31, 2005, respectively.

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

During May 2006 we launched a free music service on which we sell advertising. Advertising revenues are recognized when an advertisement appears in web pages viewed by users. Advertising revenues were immaterial during the nine months ended December 31, 2006.

Revenues from prepaid cards and prepaid promotions are deferred and then recognized as (i) tracks are downloaded by the end users, or (ii) if redeemed for a subscription, over the subscription period. In cases where prepaid promotions are not expected to be redeemed, revenue is recognized when Napster has no further obligation to provide services or refund the associated prepayments (“breakage”). Effective in October 2006, revenue from prepaid cards is recognized ratably over the usage period, including estimated breakage based on historical experience. Prior to October 2006 we did not have sufficient historical experience to estimate prepaid card breakage rates, and recognized prepaid card breakage only when our obligation to honor the redemption of the prepaid card had legally expired.

NOTE 2—CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents

Napster’s cash and cash equivalents at fair value consist of the following (in thousands):

	December 31, 2006	March 31, 2006
Cash	$27,812	$6,359

Cash equivalents:
Commercial paper	2,234	22,773
Certificates of deposit	—	1,106
Money market securities	3,085	16,574

Total cash equivalents	5,319	40,453

Total cash and cash equivalents	$33,131	$46,812

Short-Term Investments

Napster’s short-term investments at fair value consist of the following (in thousands):

	December 31, 2006	March 31, 2006
Commercial paper	$14,240	$5,041
Asset backed securities	6,025	—
Certificates of deposit	—	3,979
Corporate securities	23,166	25,399
Municipal securities	2,006	9,815
U.S. agencies securities	2,337	5,578

	$47,774	$49,812

Napster’s investments in marketable securities and short-term investments are all considered available for sale. The fair values of these investments approximate carrying value. Realized and unrealized gains and losses on investments are determined on the specific identification method.

All $47.8 million of short-term investments at December 31, 2006 mature in less than one year. Approximately $47.0 million of short-term investments at March 31, 2006 mature in less than one year, and the remaining short-term investments generally have effective maturity dates between one and two years. Because the short-term investments represent the investment of cash available to fund current operations, the entire balance has been classified as short-term in the condensed consolidated balance sheet.

Realized gains and losses, amortization and accretion on cash equivalents and short-term investments, net, totaled $339,000 and $1.2 million for the three and nine months ended December 31, 2006, respectively. Excluding the gain on the sale of common stock of Sonic Solutions, a California corporation (“Sonic”), realized gains and losses, amortization and accretion on cash equivalents and short-term investments, net, totaled $31,000 and $204,000 for the three months and nine months ended December 31, 2005, respectively. Gross realized losses on short-term investments for the three and nine months ended December 31, 2006 and 2005 were not significant.

On December 17, 2004, Napster sold substantially all of the assets and liabilities of its Consumer Software Division (“CSD”) to Sonic for cash and shares of Sonic common stock. During December 2005 Napster sold all the shares of Sonic common stock. Napster had designated a forward contract as a fair value hedge on the Sonic common stock in December 2004. Napster realized a $1.2 million gain at the time of the sale of the Sonic common stock. The realized gain represents the gain on the shares during the period beginning on the date Napster received the shares and ending on the date the hedge was entered into.

Additionally, gross unrealized gains on cash equivalents and short-term investments were $3,000 and $4,000 as of December 31, 2006 and March 31, 2006, respectively, and gross unrealized losses on cash equivalents and short-term investments were $34,000 and $114,000 as of December 31, 2006 and March 31, 2006, respectively. Napster has determined that the gross unrealized losses on its available-for-sale securities as of December 31, 2006 are temporary in nature.

NOTE 3—BALANCE SHEET DETAIL

Deferred revenues

The following table summarizes the Company’s deferred revenues (in thousands):

	December 31, 2006	March 31, 2006
Unearned subscription revenue	$4,271	$4,592
Unredeemed pre-paid card and promotional content	1,587	6,929
Unearned hardware and license revenue	1,005	1,012
Other	453	291

	$7,316	$12,824

During the first quarter of fiscal 2007, based on the resolution of certain legal restrictions associated with previously sold prepaid cards, we recognized $1.9 million of revenue related to cards that were subject to expiration based on their term prior to 2007 but had other legal restrictions that precluded our recognition of revenue. During the third quarter of fiscal 2007, after we had sufficient historical experience to reliably estimate breakage rates, we recognized $2.1 million of prepaid card revenue related to cards that were sold previously and that we estimate will never be redeemed.

NOTE 4—SHORT-TERM DEBT

As of March 31, 2006, Napster had available a $17.0 million revolving line of credit with Silicon Valley Bank and was in compliance with all financial covenants relating to this line of credit. Napster terminated this line of credit during October 2006.

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

Napster adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year. Napster’s condensed consolidated financial statements as of and for the three and nine-months ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified-prospective transition method, Napster’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS No. 123(R). Effective April 1, 2006, stock-based compensation expense includes compensation expense for (1) all stock-based compensation awards granted prior to but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and (2) all stock-based compensation awards granted after April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Stock-based compensation expense of $948,000 and $2.9 million for the three and nine months ended December 31, 2006, respectively, includes approximately $575,000 ($0.01 per share) and $1.78 million ($0.04 per share), respectively, related to stock options and shares purchased under the Employee Stock Purchase Plan (“ESPP”), which would not have been expensed under the intrinsic value method of APB No. 25.

Under SFAS No. 123(R), Napster has selected the Black-Scholes option-pricing model to determine the estimated fair value at the date of grant for stock options, which is consistent with the method Napster used for pro forma disclosures under SFAS No. 123. The fair value of stock options granted and shares purchased under ESPP for the nine months ended December 31, 2006 was $72,000 and $74,000, respectively. The fair value of restricted stock awards is measured at the market price of the unrestricted stock on the grant date.

Prior to the adoption of SFAS No. 123(R), Napster presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123(R), on April 1, 2006, Napster reclassified the balance of deferred compensation expense to additional paid-in capital on its condensed consolidated balance sheet.

The adoption of SFAS No. 123(R) also requires additional accounting related to income taxes. Due to the valuation allowance provided on its net deferred tax assets, Napster has not recorded any tax benefit attributable to stock-based compensation expense.

The following table illustrates the effect on net loss and net loss per share for the three and nine months ended December 31, 2005, if Napster had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation using the Black-Scholes model (in thousands, except per share amounts):

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net loss, as reported	$(17,007)	$(50,545)
Add:
Stock-based employee compensation expense included in reported net loss	267	680
Deduct:
Stock-based employee compensation expense determined under fair value method for all awards	(970)	(3,400)

Pro forma net loss	$(17,710)	$(53,265)

Net loss per share:
Basic and diluted—as reported	$(0.40)	$(1.18)
Basic and diluted—pro forma	$(0.41)	$(1.24)
Weighted average shares used in computing net income and pro forma net income per share:
Basic and diluted shares	42,994	42,977

Stock Plans

The following table summarizes the activity relating to restricted stock awards and stock option grants for the nine months ended December 31, 2006:

	Restricted Stock		Stock Options
	Unvested Shares	Weighted Average Fair Value	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2006	784,810	$4.17	4,321,637	$7.52
Awarded/granted	1,244,125	$3.95	26,700	$4.05
Vested	(188,593)	$4.19	—	—
Exercised	—	—	(23,532)	$4.13
Forfeited	(133,210)	$4.03	(60,711)	$4.33
Expired	—	—	(204,715)	$6.52

Outstanding at December 31, 2006	1,707,132		4,059,379

As of December 31, 2006, there was $4.3 million, $2.2 million and $119,000 of total unrecognized compensation expense related to unvested restricted stock awards, stock options and ESPP purchases, respectively, which is expected to be recognized over the weighted-average periods of 1.72, 0.82 and 0.71 years, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.48–$4.05	503,879	5.60	$3.87	468,174		$3.86
$4.13	1,074,750	7.60	$4.13	604,555		$4.13
$4.23–$7.22	261,750	7.04	$4.91	184,504		$4.95
$7.47	651,000	6.68	$7.47	529,816		$7.47
$7.92–$8.37	91,750	8.01	$8.12	42,828		$8.13
$8.50	654,500	4.30	$8.50	654,500		$8.50
$8.84–$16.55	821,750	4.99	$14.68	792,608		$14.88

	4,059,379	6.12	$7.61	3,276,985	5.83	$8.20

The aggregate intrinsic value of options outstanding, net of estimated forfeitures, and exercisable as of December 31, 2006 was insignificant.

As of December 31, 2006, Napster has reserved shares of common stock for future issuance as follows:

Stock option and award plans	11,099,367
ESPP	426,828

11,526,195

NOTE 6—RESULTS OF OPERATIONS

Income from discontinued operations, net of tax effect

Income from discontinued operations for the three and nine month periods ended December 31, 2006 represents the net tax benefit from the favorable resolution of previously provided tax contingencies related to CSD, which is considered a discontinued operation.

Earnings per share

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

Common equivalent shares excluded from the calculation because their effect would have been anti-dilutive totaled 5.8 million both as of December 31, 2006 and 2005.

NOTE 7—GEOGRAPHIC INFORMATION

Net Revenue

The following table presents net revenues by country based on the location of customers (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
United States	$23,715	$20,570	$68,563	$59,660
United Kingdom	3,019	2,962	8,920	8,252
Germany	1,638	—	4,465	—

	$28,372	$23,532	$81,948	$67,912

Cash and Investments

The following table presents cash, cash equivalents, foreign currency conversion in transit and short-term investments held in entities organized in the following legal jurisdictions (in thousands):

	December 31, 2006	March 31, 2006
United States	$76,197	$93,948
United Kingdom	1,601	1,837
Denmark	—	7,545
Luxembourg	2,509	839
Germany	598	—

	$80,905	$104,169

Napster does not anticipate that it will incur any material U.S. income or foreign withholding taxes when cash is repatriated from the foreign entities to the United States.

Long-Lived Assets

The following table presents long-lived assets, excluding goodwill and investment in unconsolidated entity, by country based on the location of the assets (in thousands):

	December 31, 2006	March 31, 2006
United States	$5,286	$7,201
Other	84	86

	$5,370	$7,287

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

On October 8, 2004, SightSound Technologies, Inc. (“SightSound”) filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania (Case No. 2:04-cv-1549) alleging infringement of certain of its patents by the Napster service. SightSound is demanding monetary damages and injunctive relief. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster has answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. The court proceedings have been administratively closed pending the outcome of Napster’s reexamination application. The patents are currently being reexamined by the Patent Office which recently rejected all of the claims of each of the patents. In or around November 2005, SightSound sold the patents in question to a subsidiary of General Electric for an undisclosed amount. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

On August 5, 2005, Ho Keung Tse filed suit against Apple Computer, Inc., Napster, MusicMatch, Inc., Sony Connect, Inc., Yahoo, Inc. and RealNetworks, Inc. in U.S. District Court for the District of Maryland (Case No. 1:05-cv-2149) alleging infringement of U.S. Patent No. 6665797 by the defendants’ respective music distribution services. The lawsuit was recently transferred to U.S. District Court for the Northern District of California. Mr. Tse is demanding monetary damages and injunctive relief. The defendants have formed a joint defense group, have moved for change of venue, and intend to defend themselves vigorously. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

On December 15, 2005, MCS Music America, on behalf of itself and other publishers filed suit against Napster in U.S. District Court for the Middle District of Tennessee alleging that Napster had unlawfully distributed copyrighted musical compositions owned by the plaintiffs (Case No. 3:05-cv-1053). In November 2006, the plaintiffs sought and were granted a voluntary dismissal without prejudice. On November 15, 2006, Napster filed a complaint for declaratory relief against the former plaintiffs in the U.S. District Court for the Central District of California (Case No. 2:06-cv-7285). Promptly thereafter MCS filed a second action in the Middle District of Tennessee (Case No. 3:06-cv-1197) and filed a motion to dismiss Napster’s California action. MCS is demanding monetary damages and injunctive relief. Napster intends to defend itself vigorously. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

On November 20, 2006, Antor Media Corporation filed suit against Napster and others in U.S. District Court for the Eastern District of Texas (Case No. 5:06-cv-270) alleging infringement of U.S. Patent No. 5734961 by the defendants’ respective products and services. Antor is demanding monetary damages and injunctive relief. Napster intends to defend itself vigorously. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

On December 29, 2006, Intertainer, Inc. filed suit against Napster and others in U.S. District Court for the Eastern District of Texas (Case No. 2:06-cv-549) alleging infringement of U.S. Patent No. 6925469 by the defendants’ respective products and services. Intertainer is demanding monetary damages and injunctive relief. Napster intends to defend itself vigorously. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

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

Indemnification

In December 2004, as part of the sale of substantially all of the assets and liabilities of CSD to Sonic, Napster agreed to indemnify Sonic for unpaid tax liabilities with respect to any tax year ended on or before December 17, 2004 (or for any other tax year to the extent allocable to the portion of such period beginning before and ending on December 17, 2004), to the extent such tax liabilities neither are reflected in the closing working capital calculation pursuant to the sale agreement nor create a realized reduction in Sonic’s tax liabilities. Napster also agreed to indemnify Sonic for damages that relate to certain other tax-related matters, as described in the sale agreement. No limitation is set forth on the period of time by which a claim must be made pursuant to the foregoing indemnities nor is there a specified limitation on the maximum amount of potential future payments.

Obligations to content and distribution providers

Napster has certain royalty commitments associated with the licensing of the music content. Future payments under these content agreements are due to partners based upon net revenues and online music distribution volumes.

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its consolidated financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). The accounting provisions of SFAS 157 will be effective for the Company beginning April 1, 2008. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. The provisions of SAB 108 will be effective for the Company for the fiscal year ended March 31, 2007. The Company is in the process of determining the effect, if any, that the adoption of SAB 108 will have on its consolidated financial position, cash flows, and results of operations. The Company does not believe that the application of SAB 108 will have a material effect on its consolidated financial position, cash flows, and results of operations.

NOTE 10—SUBSEQUENT EVENTS

On January 11, 2007, Napster entered into an Asset Purchase Agreement and an Advertising Agreement with AOL Music Now, LLC and AOL, LLC, respectively. Under the Asset Purchase Agreement, all of the subscribers to the AOL Music Now service, together with certain related assets and liabilities, will be transferred to Napster. Under the Advertising Agreement, Napster will be granted certain exclusive advertising rights throughout the AOL Music Channel for one year, subject to renewal upon the achievement of certain milestones, and AOL, LLC will guarantee to deliver a minimum amount of advertising impressions to the Company. In return, the Company will pay in the aggregate approximately $15.6 million in cash to AOL Music Now, LLC and AOL, LLC. This amount is subject to an adjustment mechanism if the number of AOL Music Now subscribers delivered to the Company is higher or lower than 350,000. The amount is subject to a further adjustment mechanism if AOL, LLC delivers more or less impressions than the amount specified in the Advertising Agreement.

On January 16, 2007, 1st Media, LLC filed suit against Napster, Inc. and others in U.S. District Court for the District of Nevada (Case No. 2:07-cv-56) alleging infringement of U.S. Patent No. 5464946 by the defendants’ respective products and services. 1st Media is demanding monetary damages and injunctive relief. Napster intends to defend itself vigorously. Management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

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

Executive Summary

Napster, one of the most recognized global brands in digital music, offers consumers unlimited legal access to one of the world’s largest and most diverse online music catalogues utilizing a secure and flexible digital rights management platform. Napster’s online and portable music subscription services – Napster and Napster-To-Go (“NTG”) – have over 500,000 subscribers and provide consumers with access to over 5.25 million unique CD-quality tracks worldwide via the PC and over 100 portable music players.

Because of its powerful brand awareness and superior user experience, Napster has established itself as a market leader in premium music subscription, not only in the US, but also globally, including the United Kingdom, Germany and Japan.

In addition, Napster operates an a-la-carte download music store, called Napster Light, where customers can purchase individual tracks or albums. Napster has over 12.0 million registered members world-wide.

Through the successful launch of Napster.com, the Company’s free music website, we have increased user traffic. Additionally, by offering visitors to Napster the ability to discover, share and listen to music for free on Napster.com, Napster is helping users to understand the value proposition of the subscription model before they subscribe.

Napster paid music services are also available on cell phones as “Napster Mobile”. This recently launched service is available through our partnership with Ericsson to customers of SunCom Wireless and Cingular Wireless in the U.S., O2 Ireland in Ireland, and TMN in Portugal, and to NTT DoCoMo Wireless customers and au/KDDI customers through our joint venture with Tower Records Japan.

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

Our overall strategy is to continue to innovate by investing in new services and technologies, extend leadership in the distribution of digital music through partnerships with wireless carriers, broaden access of our paid music services through other well-known consumer electronics companies, and continue to pursue and execute strategic partnerships. During January 2007, we announced a key strategic partnership with AOL, LLC, whereby Napster will become the exclusive music subscription provider integrated into AOL Music, replacing AOL Music Now(R.) Pursuant to this partnership, during the fourth quarter of fiscal 2007 all AOL Music Now’s subscribers will be transitioned to the Napster paid music service and the AOL Music Now website will direct customers to Napster. We have also established key strategic partnerships with leading wireless companies such as Ericsson, NTT DoCoMo, au/KDDI and Cingular Wireless; leading consumer electronics device manufacturers such as Toshiba; leading retailers such as Circuit City and Radio Shack; and the leading satellite radio company—XM Satellite Radio.

We sell online music services to end users worldwide through our website, affiliate network, and universities that have site licenses, as well as prepaid cards through retail partners. We have historically derived our primary revenues from online subscriptions and permanent music downloads. Beginning in the first quarter of fiscal 2007, we also began deriving revenue from advertising, which revenue has not been material to-date. In addition, Napster periodically licenses merchandising rights and resells hardware that our end users may utilize to store and replay their digital music content. Subscription and permanent download fees are generally paid by end user customers in advance either via credit card, online payment systems or redemption of prepaid cards, gift certificates or promotional codes. Advertising and licensing revenue is generally paid on industry standard net terms. Hardware sales are typically paid in advance by credit card.

Since the acquisition of Pressplay on May 19, 2003, our digital music distribution business has operated at a loss and with negative cash flow. We expect to continue to operate at a loss and with negative cash flow near term as we spend on marketing and distribution partnerships to grow our subscriber base.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Except as indicated below, there have been no significant changes during the nine months ended December 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Revenues from prepaid cards and prepaid promotions are deferred and then recognized as (i) tracks are downloaded by the end users, or (ii) if redeemed for a subscription, over the subscription period. In cases where prepaid promotions are not expected to be redeemed, revenue is recognized when Napster has no further obligation to provide services or refund the associated prepayments (“breakage”). Effective in October 2006, revenue from prepaid cards is recognized ratably over the usage period, including estimated breakage based on historical experience. Prior to October 2006 we did not have sufficient historical experience to estimate prepaid card breakage rates, and recognized prepaid card breakage only when our obligation to honor the redemption of the prepaid card had legally expired.

Management exercises significant judgment in determining the fair value of multiple elements within revenue arrangements or separately identified goods or services, in estimating whether prepaid cards will be redeemed and in assessing when prepaid cards, promotions or royalties no longer involve a future obligation to provide services or refund the associated prepayments. These estimates represent our best estimates, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time expense or revenue charges.

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

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues (in thousands, except percentages):

	Three Months Ended December 31,		As a Percentage of Net Revenues Three Months Ended December 31,		Nine Months Ended December 31,		As a Percentage of Net Revenues Nine Months Ended December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Online music revenues:
Service	$28,030	$22,766	99%	97%	$81,436	$64,553	99%	95%
Product and license	342	766	1%	3%	512	3,359	1%	5%

Total online music revenues	$28,372	$23,532	100%	100%	$81,948	$67,912	100%	100%

Service Revenues

Service revenues increased for the three and nine months ended December 31, 2006 as compared to the corresponding periods of fiscal 2006 due to growth in the online music market, consumer adoption of our products and international expansion. The Napster paid music service was launched in Germany and Japan during December 2005 and October 2006, respectively. Our paid music service was launched over-the-air as “Napster Mobile” in August 2006.

From the launch of Napster’s paid music service in the United States in October 2003 until the launch of our free music service in May 2006, our subscriber base increased each quarter, excluding the cyclical impact of university subscribers. Napster had 566,000 total paid subscribers at December 31, 2006 (including university and Japanese subscribers.) The increase in new paid subscribers from last quarter is attributed to the launch of Napster Japan in October 2006, seasonality and the fact that we implemented a number of enhancements to the free music site that improved our conversion rate of visitors to paid subscribers.

The increase in service revenues for the three months and nine months ended December 31, 2006 includes $2.1 million of prepaid card revenue related to prepaid cards that were sold previously and that we estimate will never be redeemed. In addition, we recognized approximately $300,000 of software development revenue related to customization of software for the Japanese launch.

Service revenues for the nine months ended December 31, 2006 include $1.9 million of revenue related to cards that were subject to expiration based on their term prior to 2007, but had other legal restrictions that precluded our recognition of revenue. There was no corresponding non-recurring service revenue during the three and nine months ended December 31, 2005.

In the long term, we anticipate that service revenues will continue to increase as a result of initiatives designed to continue subscriber growth and drive down customer churn, international growth, and growth of our new product lines, such as Napster Mobile. Near term, we expect service revenues to decrease in the fourth quarter compared to the third quarter because $2.1 million of prepaid card breakage revenue will not recur, and to increase in the first quarter of fiscal 2008 compared to the fourth quarter of 2007 following the migration of the subscribers from AOL Music Now to Napster late in the fourth quarter of 2007.

Product and License Revenues

Product and license revenues for the three and nine months ended December 31, 2006 decreased as compared to the corresponding periods of fiscal 2006 primarily due to the timing of hardware promotional programs. We recognized $2.1 million and $482,000 of product revenue from a promotion in the second and third quarter of fiscal 2006, respectively. We expect that product and license revenues will fluctuate depending on the product promotions and licenses that we enter into each quarter.

Geographic Revenues

The following table sets forth, for the periods indicated, the summary of our net revenues per geographic region (in thousands, except percentages):

	Three Months Ended December 31,		As a Percentage of Net Revenues Three Months Ended December 31,		Nine Months Ended December 31,		As a Percentage of Net Revenues Nine Months Ended December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues:
North America	$23,715	$20,570	84%	87%	$68,563	$59,660	84%	88%
Europe	4,657	2,962	16%	13%	13,385	8,252	16%	12%

Net revenues	$28,372	$23,532	100%	100%	$81,948	$67,912	100%	100%

Revenues in North America for the three months ended December 31, 2006 as compared to the corresponding period of fiscal 2006, increased primarily due to the non-recurring benefit of $2.1 million of prepaid card breakage revenue and a $1.4 million increase in ongoing service revenues offset by a $500,000 decrease in hardware revenue.

The revenue increase in North America for the nine months ended December 31, 2006 as compared to the corresponding period of fiscal 2006 is primarily due to a $7.5 million increase in service revenue and the non-recurring benefit of $4.0 million in prepaid card breakage, offset by a $2.6 million promotion in hardware revenue in fiscal 2006 that did not recur in fiscal 2007.

The increase in revenue in Europe for both the three and nine months ended December 31, 2006 as compared to the corresponding periods of fiscal 2006 is related to the launch of the paid music service in Germany in December 2005.

We anticipate that the proportion of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives focused on world-wide customer growth and international expansion.

Gross Margin

The following table sets forth, for the periods indicated, our gross margins (in thousands, except percentages):

	Three Months Ended December 31,		As a Percentage of Related Revenues Three Months Ended December 31,		Nine Months Ended December 31,		As a Percentage of Related Revenues Nine Months Ended December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Gross Margin
Service	$9,503	$6,513	34%	29%	$25,590	$18,673	31%	29%
Product and license	(960)	(208)	(281%)	(27%)	(1,119)	(680)	(219%)	(20%)

Total gross margin	$8,543	$6,305	30%	27%	$24,471	$17,993	30%	26%

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

Service gross margin as a percentage of net revenue improved during the three and nine months ended December 31, 2006 as compared to the corresponding periods of fiscal 2006. The improvement is primarily due to non-recurring prepaid card breakage revenues with no associated direct costs.

Excluding non-recurring revenues, service gross margin for the three and nine months ended December 31, 2006 decreased 1 percentage point from the same periods of fiscal 2006. This change is primarily due to increased license fees and additional ongoing expenditures for service infrastructure, offset in part by a change in revenue mix from download revenues to subscription revenues, which have a higher gross margin.

Product and license gross margin decreased for the three and nine months ended December 31, 2006 as compared to the corresponding periods of fiscal 2006 due primarily to the timing of negative margin hardware promotions.

Service headcount dedicated to maintaining content and providing customer care was 13 and 12 at December 31, 2006 and 2005, respectively.

Near term, gross margins will decline because the significant third quarter non-recurring prepaid card breakage revenues will not recur. Excluding non-recurring items, we expect gross margins to remain steady.

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

The following table sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended December 31,		As a Percentage of Net Revenues Three Months Ended December 31,		Nine Months Ended December 31,		As a Percentage of Net Revenues Nine Months Ended December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Research and development	$2,888	$3,803	10%	16%	$8,122	$10,214	10%	15%
Sales and marketing	9,173	15,449	32%	66%	28,170	42,112	34%	62%
General and administrative	5,952	5,007	21%	21%	17,652	15,994	22%	24%
Amortization of intangible assets	—	316	—	1%	—	1,264	—	2%

	$18,013	$24,575	63%	104%	$53,944	$69,584	66%	103%

Research and Development

Research and development expenses consist primarily of salary, benefits (including stock-based compensation) and contractors’ fees for our development and other costs associated with the minor enhancements of existing products, development of new services or development of new features for existing services.

Research and development expenses decreased for the three and nine months ended December 31, 2006 as compared to the corresponding periods of fiscal 2006 primarily due to net lower headcount costs and lower depreciation. Headcount and contractor costs decreased in fiscal 2007 following the release of new products in mid-fiscal 2006, and because we were reimbursed $356,000 to cover the cost of development work in fiscal 2007. During the second quarter of fiscal 2007 we deployed resources on projects related to the Japanese launch, for which we were reimbursed by Napster Japan during the second quarter of fiscal 2007. This $356,000 reimbursement was reflected as a reduction in research and development headcount costs. The reduction in headcount costs was offset by the increase in stock-based compensation expense.

Research and development headcount was 66 and 74 as of December 31, 2006 and 2005, respectively.

We expect research and development expenses to remain steady as we focus on the continued investment in new products and functionality.

Sales and Marketing

Sales and marketing expenses consist primarily of salary and benefits (including stock-based compensation) for sales and marketing personnel, referral fees paid to marketing partners, other subscriber acquisition costs, as well as costs associated with advertising and promotions.

Sales and marketing expenses decreased for the three and nine months ended December 31, 2006 as compared to the corresponding periods of fiscal 2006 due primarily to the reduction in marketing programs. The reduction in marketing programs is consistent with our goal to continue to reduce our cash burn.

Sales and marketing headcount increased to 36 at December 31, 2006 from 34 at December 31, 2005. Headcount increased because we added advertising sales personnel.

We expect sales and marketing expenses to decline near term as we continue our focus on reducing acquisition cost per subscriber.

General and Administrative

General and administrative expenses consist primarily of salary and benefits (including stock-based compensation) for executive and administrative personnel, professional services, administrative outsources and other general corporate activities.

General and administrative expenses increased for the three months ended December 31, 2006 as compared to the corresponding period of fiscal 2006 primarily due to approximately $450,000 of stock-based compensation and approximately $650,000 in professional and administrative outsource fees, offset by a decrease of approximately $150,000 in personnel related expense due to lower headcount.

General and administrative expenses increased for the nine months ended December 31, 2006 as compared to the corresponding period of fiscal 2006 primarily due to approximately $1.2 million higher professional and administrative outsource fees and $1.4 million of stock-based compensation, offset by approximately $1.0 million decrease in personnel related expense.

General and administrative headcount, including all corporate general and administrative employees, was 42 at December 31, 2006 compared to 45 at December 31, 2005.

We expect general and administrative expenses to increase in the near term as we incur costs to evaluate and defend against recent legal and other claims. Excluding those items, we plan to hold general and administrative expenses steady as part of our cash conservation initiative.

Amortization of Intangible Assets

Amortization of intangible assets consists of amortization expense related to the intangible assets recorded in connection with our acquisition of Napster’s name in December 2002 and Napster, LLC, formerly known as Pressplay, in May 2003. There was no amortization of intangible assets in the first nine months of fiscal 2007 because identifiable intangible assets were fully amortized as of March 31, 2006.

Beginning March 2007 we will have amortization expense related to the value of the subscribers and related assets obtained through our strategic partnership with AOL, LLC.

Loss from Unconsolidated Entity

The loss from unconsolidated entity represents our 31.5% portion of the loss incurred by Napster Japan during the periods presented, limited to the extent of our cumulative equity contributions. We do not expect to record further losses from Napster Japan unless we contribute additional capital in the future. Napster, LLC has no obligation to fund future losses or provide additional capital contributions to Napster Japan. In the event that Napster Japan issues additional equity ownership in the future and we do not participate in the financing, our ownership interest in Napster Japan would be diluted.

Other Income, Net

Other income, net, consists primarily of interest income on our cash equivalents and short-term investments, realized gains (losses) on short-term investments, interest expense, change in the fair value of the hedge and other miscellaneous income.

Other income, net, decreased $700,000 in the three months ended December 31, 2006 as compared to the corresponding period of fiscal 2006 primarily due to $1.2 million gain on the sale of the Sonic common stock in fiscal 2006. The decrease was offset by an approximately $500,000 increase in investment gains and interest income.

Other income, net, increased $1.4 million to $3.3 million in the first nine months of fiscal 2007 as compared to $1.9 million in the corresponding period of fiscal 2006 due to (1) $1.2 million higher investment gains and interest income due to higher interest rates, (2) approximately $700,000 lower hedge discount expense in fiscal 2007 following sale of our shares of Sonic common stock in fiscal 2006 and (3) approximately $650,000 increase in foreign currency gains. All of the above increases were offset by the $1.2 million gain on the sale of the Sonic common stock in fiscal 2006.

We expect other income, net, to decrease in the future as investments are used to fund operations. We also expect other income, net, to fluctuate due to foreign currency fluctuations.

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

The tax provisions for the first nine months of fiscal 2007 and 2006 represent primarily state franchise taxes, foreign taxes and the timing difference related to the Pressplay goodwill. In the near term, we expect to continue to incur operating losses from operations.

We are subject to various tax rates in the jurisdictions in which we do business. Our tax provision does not take into account any future benefit from loss carryforwards, which may be realized if we again achieve profitability and begin generating taxable income.

Income from Discontinued Operations

Income from discontinued operations for the three and nine month periods ended December 31, 2006 represents the net tax benefit from the favorable resolution of previously provided tax contingencies related to CSD, which is considered a discontinued operation.

Liquidity and Capital Resources

At December 31, 2006, Napster had $80.9 million in cash, cash equivalents and short-term investments. These amounts consist principally of commercial paper, corporate securities, U.S. government securities, municipal securities, asset backed securities, certificates of deposit and money market securities. This balance represents a $23.3 million decrease as compared to cash, cash equivalents, short-term investments and foreign currency in-transit at March 31, 2006. Our primary ongoing source of cash is receipts from revenues. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments to content providers, payments for products held for resale, and purchases of property and equipment, including software development costs. Our working capital was $53.9 million at December 31, 2006 compared to $74.4 million at March 31, 2006.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $25.4 million in the first nine months of fiscal 2007 as compared to $40.0 million in the corresponding period of fiscal 2006, due primarily to a $22.2 million decrease in our operating loss in the first nine months of fiscal 2007, offset by a net decrease in non-cash charges and working capital.

We expect net cash used in operating activities to decline in the future as we continue our cash control initiatives.

Investing Activities

Compared to the corresponding period of fiscal 2006, net cash from investing activities increased $35.6 million in the first nine months of fiscal 2007. The significant increase in cash from investing activities was primarily due to the investment of remaining cash proceeds from the sale of CSD to Sonic during the first quarter of fiscal 2006 and the utilization of investments for operating cash as the year progressed.

We expect to use investments in the future as we use short-term investments to fund operating cash flows.

Financing Activities

Net cash used in financing activities decreased to $71,000 in the first nine months of fiscal 2007 as compared to $15.0 million in the corresponding period of fiscal 2006. This change is primarily due to the repayment of our $15.0 million line of credit in May 2005 and the fact that we have not borrowed funds under the line of credit since then.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of remaining expected maturity and weighted-average interest rates as of December 31, 2006. Our cash equivalents are invested in commercial paper, money market funds and certificates of deposit, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities (in thousands, except interest rates).

	Less than One Year	More than One Year	Total	Estimated Fair Value
Short-term investments	$47,774	—	$47,774	$47,774
Weighted-average interest rate	4.27%	—

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of trade accounts receivable and accounts payable.

Exchange Rate Risk

We market our Napster service in the United States, Canada, the United Kingdom, Germany and Japan, resulting in sales denominated in U.S. dollars, Canadian dollars, United Kingdom pounds, Euro and Japanese yen. As such, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

Cash and cash equivalents are predominantly denominated in U.S. dollars. As of December 31, 2006, we held $3.2 million of cash and cash equivalents in United Kingdom pounds, $2.2 million in Euro and $339,000 in other foreign currencies.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our digital music distribution business has experienced significant net losses since its inception and, given the significant operating expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and will likely continue to experience net losses thereafter. No assurance can be made that our paid Napster service or the free music service will ever contribute net income to our statement of operations. During the period beginning April 1, 2003, just prior to our acquisition of Pressplay in May 2003, through December 31, 2006, we incurred approximately $184.0 million of after tax losses from continuing operations.

The success of our paid Napster service depends upon our ability to add new subscribers and reduce churn.

We cannot assure you that we will be able to attract new subscribers to the paid Napster service or that existing subscribers will continue to subscribe. Trial subscribers may choose not to become paid subscribers, and users of our free music service may decide not to upgrade to our paid music service, for many reasons including a perception that they do not use the services enough to justify the expense or that the service does not provide enough value or availability of content relative to our competition. In addition, any reduction in our current level of marketing and advertising will likely result in a reduction in the number of new trial and paid subscribers.

The early stages of subscription services such as ours are characterized by higher than normal churn rates. Existing paid subscribers may cancel their subscriptions to the paid Napster service for many reasons, including those described above in this risk factor. In addition, there is significant seasonality in our subscriber numbers due to our university program and softness in customer acquisition during the summer months when consumers spend less time online. Students who subscribe to the paid Napster service generally only do so during the school year when the school is paying for their subscriptions and most of the students do not maintain such subscriptions during the summer in between school terms. While we have successfully reduced churn to date from the levels experienced at the launch of the paid Napster service, we cannot guarantee that we will be able to further reduce subscriber churn or even maintain existing levels.

If we are unable to add new paid subscribers and reduce churn rates we may be unable to achieve a profitable business model.

Our recent asset purchase agreement with AOL Music Now, LLC is subject to certain conditions to close and the results of the asset acquisition and advertising agreement with AOL, LLC may not meet our expectations.

On January 11, 2007, we entered into an asset purchase agreement and an advertising agreement with AOL Music Now, LLC and AOL, LLC, respectively. Under the asset purchase agreement, all remaining customers of the AOL Music Now service will be transferred to the Napster service after being provided the opportunity to opt out of the transfer. We cannot guarantee how many, if any, of the current AOL Music Now subscribers will ultimately become Napster service subscribers or how many of such subscribers will churn out of the Napster service following such transfer. The asset purchase agreement is subject to a number of conditions to close, including technological conditions related to the transfer of the AOL Music Now customers. We cannot guarantee that these conditions will be satisfied in a timely fashion or at all. If we fail to close the asset purchase or if a significant number of customers opt out prior to transfer or churn out following the transfer, our revenues will not grow as expected and our business will be harmed. Pursuant to the terms of the advertising agreement, we have committed to spend a significant amount of money in exchange for contextual links throughout the AOL music channel. If the advertising agreement does not provide new customers at a desirable acquisition cost per subscriber, our business will be harmed.

We experience fluctuations in our quarterly operating results, which may cause our stock price to decline.

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of service introductions;

•	seasonal fluctuations in sales of our prepaid cards, university subscriptions, and bundled hardware promotions, as well as other products and services;

•	potential declines in selling prices of music as a result of competitive pressures;

•	changes in the mix of our revenues and our users represented by our various services;

•	fluctuations in traffic levels on our Websites, which can be significant as a result of business, financial and other news events;

•	fluctuating and unpredictable demand for advertising on our Websites as well as on the Web in general;

•

adverse changes in the level of economic activity in the United States or other major economies in which we do business, or in industries, such as the music industry, on which we are particularly dependent;

•	foreign currency exchange rate fluctuations;

•	expenses related to, and the financial impact of, possible acquisitions of other businesses;

•	expenses incurred in connection with the development of our digital music distribution services; and

•	expenses incurred in connection with strategic partnerships we have entered into or may enter into in the future.

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

Our digital music distribution services’ competitors currently include Apple Computer’s iTunes Music Store, RealNetworks, Inc., the provider of the Rhapsody service, MTV’s Urge, Sony Connect, Walmart.com, FYE, Microsoft’s MSN Music service, Best Buy’s digital music store powered by Rhapsody, and online music services powered by MusicNet such as Yahoo! Music Unlimited, MTV’s Urge, V-cast and Sprint. Amazon.com has also announced its intention to provide competing music distribution services. Internationally we currently compete with OD2, Puretracks, 3 Music Store and Vodafone’s music offerings, as well as with a number of the other competitors described above.

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

The emerging mobile music market faces significant, unique challenges.

We believe that growth in the mobile music services market is key to the future growth in our general digital music distribution services. We are investing heavily in this area but face significant and unique challenges that could adversely affect our business.

There are a number of challenges that could impact the adoption rate of mobile platforms as a leading method of digital music purchase, including the rate of adoption of compatible mobile handsets, availability of high speed mobile data networks, adoption by mobile consumers of mobile data plans, development of content and digital rights management standards and technologies acceptable to content licensors and consumers, any pricing differential (both wholesale and retail) between content purchased over-the-air to a mobile device and purchased by other means, and the impact on the economics of the mobile music business of certain issued patents.

The success of our mobile music business is also currently contingent upon our ability to enter into strategic partnerships with leading mobile carriers. We cannot guarantee our ability to enter into or maintain these types of relationships. Additionally, there is a trend for certain major mobile carriers and handset manufacturers to create and operate their own mobile music services that they offer directly to the consumer. Should this direct-to-consumer model become more prevalent, it could jeopardize our ability to competitively market our services.

If we are unsuccessful in meeting the challenges and complexities of mobile music distribution or are unsuccessful in securing additional customers for our services, our results of operations could be harmed.

We rely on content provided by third parties, which may not be available to us on commercially reasonable terms or at all.

We rely on third-party content providers, including music publishers and music labels, to offer online music content that can be delivered to users of our digital music distribution services. Rights to provide this content to our customers, particularly publishing rights, are difficult to obtain and require significant time and expense. In order to provide a compelling service, we must be able to continue to license a wide variety of music content to our customers with attractive usage rights such as CD recording, output to MP3 players, portable subscription and wireless rights, and other rights. In addition, if we do not have sufficient breadth and depth of the titles necessary to satisfy increased demand arising from growth in our subscriber base, our subscriber satisfaction will be affected adversely.

Under copyright law we are required to pay licensing fees for compositions embodied in digital sound recordings and for the sound recordings themselves that we deliver in our Napster service. U.S. copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory publishing licenses where voluntary negotiations are unsuccessful, by a copyright royalty board (“CRB”), an administrative judicial proceeding supervised by the United States Copyright Office. Past copyright proceedings have resulted in proposed rates for statutory webcasting that were significantly in excess of rates requested by webcasters. Currently, there is a CRB proceeding for mechanical licenses in a subscription context. We cannot predict the outcome of any negotiations or CRB proceedings. We may also elect to attempt to directly license compositions for our services, either alone or in concert with other affected companies. Such licenses may only apply to music performed in the United States. The availability of licenses for compositions used in certain international versions of the services is unclear. Therefore, our ability to negotiate appropriate licenses is uncertain.

Voluntarily negotiated rates for mechanical licenses with respect to streaming and conditional digital downloads with the Harry Fox Agency and National Music Publishers Association have not been agreed to, and we are currently operating under a standstill agreement until such rates are negotiated. No final agreement has been reached with performing rights societies such as ASCAP or BMI regarding whether digital downloads constitute public performances of copyrighted works that would trigger payment of public performance royalties. In addition to certain other negotiations, European Union and Canadian tribunals are currently in process, which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these negotiations and proceedings will also likely affect our business in ways that we cannot predict. Napster accrues for the cost of these fees, based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. If the final agreed rates differ significantly from management’s estimate, the actual amount paid and expensed could differ materially from the recorded amounts. The differing types and large quantity of licenses that we must obtain creates significant complexities for our business and, as the licensing situation evolves in the different countries in which we operate, these requirements may significantly impact or hinder our ability to execute our business plans.

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

NAPSTER, INC.

(Registrant)

Date: February 8, 2007	By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer)

	By:	/s/ NAND GANGWANI
Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003 (1)
2.2	Amended and Restated Asset Purchase Agreement between the Company and Sonic Solutions, dated December 17, 2004 (2)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (3)
3.2	Amended and Restated Bylaws of the Registrant (4)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (5)
4.1	Form of Common Stock certificate of the Registrant (2)
4.2	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (5)
4.3	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (6)
4.4	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (4)
4.5	Form of Purchase Agreement dated as of January 13, 2004 by and between Napster and certain Purchasers set forth on the signature page thereto (7)
4.6	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (8)
4.7	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (8)
4.8	Form of Purchase Agreement dated as of January 20, 2005 by and between Registrant and certain Investors (9)
10.1	Second Lease Extension and Lease Guaranty between Registrant and Fox and Fields, dated November 8, 2006
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2004.
(3)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2005.