Form 10-K
period 2007-03-31
NAPSTER INC
filed 2007-06-06
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32373

Napster, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0551214
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

9044 Melrose Ave.

Los Angeles, CA 90069

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (310) 281-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC
Rights to Purchase Series A Participating Preferred Stock, $0.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

As of September 29, 2006, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $187 million. For this computation, Napster has excluded the market value of all common stock beneficially owned by all executive officers and directors of Napster as a group. As of May 31, 2007, the number of outstanding shares of common stock of the registrant was approximately 46,400,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2007 annual meeting of stockholders, to be held on September 20, 2007, have been incorporated by reference into Part III of this annual report.

NAPSTER, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

i

INTRODUCTION AND NOTE ON FORWARD LOOKING STATEMENTS

We are a Delaware corporation, and our principal executive offices are located at 9044 Melrose Avenue, Los Angeles, California 90069.

Forward-Looking Statements

In addition to current and historical information, this Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding:

•	growth in broadband internet connectivity and consumer adoption of portable electronic devices driving growth in the online music industry;

•	our ability to successfully enter into additional strategic partnerships;

•	our ability to keep subscriber acquisition costs at the low levels we have recently achieved and keep overall marketing spend at the reduced run rate;

•	our ability to reduce subscriber churn;

•	our ability to build the Napster brand;

•	our competitive advantages;

•	our ability to continue to innovate by investing in new services and technologies;

•	our expectations concerning the future increases in service revenues;

•	our expectations that gross margins will not fluctuate;

•	our expectations that research and development expenditures will remain flat;

•	our expectations that sales and marketing expense will remain flat;

•	our expectations concerning our ability to control growth in general and administrative expense;

•	our expectations that we will continue to expand our subscriber base; and

•	our expectations that our existing cash, cash equivalents and short-term investments will provide sufficient capital to meet our requirements for at least the next twelve months.

These statements involve certain known and unknown risks, and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part I Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

The name “Napster”, our tagline, Napster.com, Napster Light, Napster To Go and Napster Mobile are trademarks of Napster, Inc. or its subsidiaries in the United States and/or other countries. Other trademarks and tradenames appearing in this annual report are the property of their respective holders.

ii

PART I

ITEM 1.	BUSINESS

Napster, among the most recognized brands in digital music, is a leading provider of online music for the consumer market. Our digital music distribution services enable fans to sample, listen to, subscribe to and purchase from one of the world’s largest and most diverse online music catalogs utilizing a secure and legal platform. Napster users have access to songs from all major labels and hundreds of independent labels, and have many ways to discover, share and acquire new music and old favorites.

Subscribers to the Napster service receive unlimited access to our more than 4 million song catalog. Subscribers can either stream or download music with high quality sound and enjoy their music in an advertising-free environment. In addition, subscribers can access many features including radio, Billboard charts and many community features, and are able to enjoy their music on a variety of media including personal computers, CDs, MP3 players, music-enabled cellular phones and digital media devices for the living room. Napster services are currently available in North America, Japan and parts of Europe.

Napster is headquartered in Los Angeles.

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

For financial information about our single segment and geographic areas, please see Note 11 to our consolidated financial statements included in Item 8 of this Annual Report.

Industry Background

Consumers are fundamentally changing the way that they interact with content, as traditional methods of delivery are being rapidly replaced by newer digital technologies that offer a much greater degree of freedom and flexibility. This trend has been fueled by the rapid growth of Internet usage by consumers, particularly as a result of broadband connections that enable content to be transferred securely at much higher speeds, and a number of powerful new technologies for compressing and sharing digital content using a personal computer. The playback and enjoyment of content obtained over the Internet is not limited to the PC. Content can be “burned” to CDs easily and affordably, or transferred to a growing number of portable consumer devices, including MP3 players, music-enabled cell phones, and digital media devices for the living room. Additionally, consumers can also enjoy and acquire content directly over-the-air (“OTA”) via advanced wireless networks and download content directly to music-enabled cell phones. The increasing adoption of portable digital players further increases the demand for content as consumers look to “fill up” their players with music, personal photos and videos. Consumers are embracing technologies and services that allow them to conveniently obtain, manage and move digital content in an easy and affordable manner.

The growth of consumer Internet connectivity, particularly broadband and the deployment of third generation (“3G”) mobile networks, has increased consumer access to digital media.

Broadband PC Internet connections enable consumers to transfer data more quickly than on traditional dial-up connections. Data transfer speed becomes increasingly important as the size of the information being transferred grows. The deployment of 3G mobile networks now allow consumers to access music and other content anytime and anywhere and to download it at broadband speeds to their music-enabled cell phone. We believe these trends, along with other new technologies, will improve consumers’ access to digital media. As transfer speed for digital media to consumers’ PCs via the Internet and to consumers’ music-enabled cell phones via 3G networks continues to improve, we believe that consumers will continue to seek products and services that help them quickly and easily find and access content, manage their own collection of digital assets, and help them move their personal collection from their PCs to other media such as CDs, DVDs and digital entertainment devices, including portable MP3 players and music-enabled cell phones.

Portable devices, including MP3 players and music-enabled cell phones, have proliferated and their uses have increased.

Many users are playing back digital music, spoken word and video content via consumer electronics devices such as portable MP3 players. The market for portable MP3 players is rapidly expanding. According to the music trade body International Federation of the Phonograpic Industry, in its report entitled “Digital Music Report 2007”, portable player sales totaled around 120 million in 2006, an increase of 43 percent over the previous year. In addition, since fall 2004, a number of device manufacturers, including most of the major mobile phone manufacturers, have incorporated, or announced that they plan to incorporate, Microsoft’s Windows Media Digital Rights Management 10 technology (“WMDRM10”) into portable MP3 players and mobile phones. WMDRM10 technology allows users to extend their online music subscriptions to their portable MP3 players and mobile phones, providing them greater flexibility in the use of their music collections.

The use of these devices has created demand for services that can provide permanent or limited access to content to “fill” these devices.

Our Solution and Products

We deliver online music to our customers as individual downloads and through subscriptions accessible via personal computers and wireless devices.

We offer PC based music subscription services, Napster and Napster To Go, which provide consumers in the United States with unlimited, high fidelity, access to over 4,000,000 tracks for monthly fees of $9.95 and $14.95, respectively. Napster subscribers enjoy unlimited access to CD-quality music on up to three computers and have access to over 50 interactive radio stations, hundreds of pre-programmed playlists, unlimited dynamically created radio stations, extensive community features, personalization features, message boards, historical Billboard chart information and enhanced programming. Napster To Go subscribers can transfer an unlimited amount of music from Napster to their choice of over 65 compatible MP3 players for the entire term of their subscription without having to purchase individual tracks and albums a la carte. Napster To Go subscribers can access their music on up to three PCs and three compatible MP3 players or music-enabled cell phones. In addition, all Napster subscribers enjoy community features, such as the ability to send song links to friends, and our subscribers can browse other subscribers’ published collections. We also offer Napster and Napster To Go in Canada, Germany, the United Kingdom and Japan at fees that are based on the local currency and vary accordingly. The feature sets and track availability in these countries vary slightly from the United States.

During fiscal 2007 we launched a wireless music service branded Napster Mobile. In conjunction with Ericsson, the leading wireless telecommunications supplier, we offer ringtones, OTA downloads with dual delivery and wallpapers via a variety of mobile carriers in the United States and Europe, including Cingular/ATT, O2 Ireland, TMN in Portugal, SunComm and Dobson. Using Napster Mobile, customers are able to purchase music downloads from our full music catalog using their mobile phone handset and have the songs delivered OTA to their handsets with a copy sent to their PC as well. Napster Mobile is also available in Japan through distribution agreements our Japanese Joint Venture has entered into with Japanese wireless telecommunications suppliers NTT DoCoMo and KDDI.

We also provide a PC download music store, called Napster Light, where customers (including those who are not subscribers) can purchase individual tracks for $0.99 each or albums starting at $6.95. These tracks can be “burned” to a CD or transferred to an MP3 player.

Napster’s United States catalog of available music exceeds four million tracks, and all content is licensed from major music companies, including EMI Recorded Music, Sony BMG, Universal Music Group and Warner Music Group, as well as numerous independent labels, on a non-exclusive basis.

Our Strategy

Our objective is to become the leading global provider of consumer digital music services. We intend to pursue the following key strategic initiatives to accomplish our objective:

Continue to Pursue and Execute Strategic Partnerships

We intend to enter into additional strategic partnerships with the goal of delivering the best experience for consumers and reducing our subscriber acquisition costs. Strategic partnerships allow us to enhance, expand upon and complement our product offerings and increase our distribution by joining with companies that have significantly greater resources and specific expertise than we do. To date, we have entered into strategic partnerships with technology companies (Ericsson, Cingular/AT&T, Microsoft, Intel), hardware companies (iRiver, Samsung, Gateway, Toshiba, Creative Labs), retailers (Tower Records Japan, Circuit City, Radio Shack, The Link, PC World, Currys), online entertainment companies (AOL) and others.

Continue to Innovate by Investing in New Services and Technologies

We plan to continue to innovate by investing in product development to improve our services, expand the breadth of our service offerings, and maintain compatibility with popular technology standards. A significant focus of our future development efforts will be on mobile content delivery. We plan to enable paid subscribers to enjoy their subscriptions on an increased number of and variety of devices including even more mobile devices.

Continue to reduce our Subscriber Customer Acquisition Cost and Churn

We have substantially reduced Subscriber Acquisition Cost (“SAC”) over the last year as we have moved away from offline advertising to targeted online spend where we can achieve lower acquisition cost per trialer. We have also increased our focus on our strategic distribution partners where we have shifted away from an earlier framework of giving advances and guaranteed market development funds to a more variable based cost model where we pay bounties only when we acquire subscribers. With this partner based variable cost approach we expect to be able to maintain SAC at the historically low levels we have recently achieved.

We have also reduced customer turnover (“churn”) substantially over the last year. We believe that improvements to our product, such as improved programming and personalization, have helped keep our subscribers more engaged in the service. Improved compatibility with MP3 players has also contributed to a much better user experience. We expect that the availability of additional compatible music-enabled cell phones and further improvements to our product and user experience will help us to continue to drive down churn in fiscal 2008.

Sales, Marketing and Support

In the United States, we have an integrated marketing program and communication strategy with the goal of increasing the number of visitors who come to Napster. We primarily focus our marketing efforts on online advertising, where we can most cost effectively reach our target audience of 25-40 year-olds, as well as strategic partnerships where we can market our service with complementary products.

In the United Kingdom and Germany, we also market our paid Napster service directly to consumers through a predominately online marketing program, consistent with the existing strong awareness and perception of the Napster brand. The marketing message is focused on our subscription service, which differentiates our offering from many of our competitors. Our online marketing program includes advertising placements on a number of web sites (including affiliate partners) and search engines.

We enter into partner programs directly with PC, MP3 player and phone manufacturers, whereby our Napster music service and/or software is either preloaded on the hard drive (in the case of PCs) or in the device box (in the case of MP3 players and music-enabled cell phones). We also have relationships with a number of direct-to-consumer retailers, such as Circuit City in the United States and wireless carriers, such as AT&T/Cingular in the United States. Marketing efforts initiated via these relationships range from the sale of Napster retail products, such as prepaid download cards, to more extensive promotions, including inclusion in the retail chain’s or wireless carrier’s own advertising efforts, special promotions and in-store displays. We also enter into relationships with online entertainment companies, such as AOL, whereby our partners include links to our service from pages on their website.

We expect that our advertising and promotional efforts will continue to focus on building the Napster brand and aggressively supporting our products, such as Napster To Go and Napster Mobile.

Product Development

We have considerable in-house engineering skill in the areas of digital media delivery, content management, and digital rights management. We have built and maintain (i) a distribution system tailored to manage digital media files and the associated metadata and associated usage rights; (ii) a scalable e-commerce and media delivery infrastructure, which can support a range of business models for the delivery of digital music (and other digital media content like video and audiobooks) including a la carte and subscription services; and (iii) a digital rights management platform that provides security for the digital media assets, as well as the ability to tailor usage rights and offerings to end consumers. The digital rights management capability supports portable subscriptions—the ability to download an unlimited amount of content to a set number of portable devices, and to continue to allow users access to that content as long as they continue to pay their subscription fee. We intend to continue development of improved distribution systems and additional features of our service. Near term, our product development will focus on ensuring that our products work with additional MP3 players and other mobile devices as the market evolves.

Research and development expenses for our Napster business totaled $11.0 million in the year ended March 31, 2007 (“fiscal 2007”), $13.1 million in the year ended March 31, 2006 (“fiscal 2006”) and $12.1 million in the year ended March 31, 2005 (“fiscal 2005”).

Customers

Our online music services are offered directly to end users by us through our website, affiliate network and partners that have procured site licenses. We also sell prepaid cards through our retail partners and bundle our services with OEM partners, such as iRiver, Dell, Creative Labs and Samsung. We have licensed certain merchandising rights to select third parties and expect to continue to do so in the future.

Competition

The markets we are targeting are highly competitive, and we expect competition to increase in the future. Increased competition may result in price reductions and loss of market share, which could reduce our future revenues and otherwise harm our business. Primary competitors for online music services include Apple Computer’s iTunes Music Store, RealNetworks, Inc.’s Rhapsody, Yahoo! Music Unlimited, MTV’s Urge and Sony Connect. Other competitors include online and offline retailers such as Amazon.com and WalMart, satellite radio providers such as XM and Sirius, carrier-branded music services offered directly by mobile operators such as Verizon (via its V-cast service) and Sprint (through its Music Store) or third-party branded music services, such as Jamba, offered by mobile operators. Our digital music distribution business also faces competition from “free” peer-to-peer services, such as Limewire, KaZaA, Morpheus, BitTorrent and a variety of similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers.

We believe that the principal competitive factors affecting the market for our services include programming, features, price and performance, quality of customer support, compatibility with popular hardware devices and brand. We believe that we compete more favorably than many of our current competitors with respect to some or all of these factors.

Intellectual Property

Our success and ability to compete depend substantially upon our intellectual property. As of June 1, 2007, we had 27 pending United States and foreign patent applications. These applications cover online music distribution functionality and peer-to-peer technology. As of June 1, 2007, we had twelve United States and foreign patents issued, with terms ending in 2017 through 2027.

Employees

As of March 31, 2007, Napster had 138 employees, of which 13 provide support to the online music service (maintaining content and providing customer care), 27 were in sales and marketing, 60 were in engineering and product development and 38 were in finance, administration and operations.

Our future performance depends, in significant part, upon our ability to attract new personnel and retain existing personnel in key areas including engineering, technical support and sales. None of our employees is represented by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Investor Information

Our website is located at http://www.napster.com. Our investor relations website is located at http://investor.napster.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

On May 19, 2003, we acquired substantially all of the ownership interests of Napster, LLC (f/k/a Pressplay). We used the Pressplay-branded service as a technology platform to roll-out our online music services division in October 2003. The business models, technologies and market for digital music services are relatively new and unproven. Prior to our acquisition of Napster, LLC, consumer adoption and usage of the Pressplay-branded service had not been significant. You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development.

Our digital music distribution business has experienced significant net losses since its inception and, given the significant operating expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and will likely continue to experience net losses thereafter. No assurance can be made that our paid Napster service will ever contribute net income to our statement of operations. During the period beginning April 1, 2003, just prior to our acquisition of Pressplay in May 2003, through March 31, 2007, we incurred approximately $192.3 million of after tax losses from continuing operations.

The success of our paid Napster service depends upon our ability to add new subscribers and reduce churn.

We cannot assure you that we will be able to attract new subscribers or that existing subscribers will continue to subscribe. Trial subscribers may choose not to become paid subscribers, and users of our free music service or free trials may decide not to upgrade to our paid music service, for many reasons including a perception that they do not use the services enough to justify the expense or that the service does not provide enough value or availability of content relative to our competition. In addition, any reduction in our current level of marketing and advertising will likely result in a reduction in the number of new trial and paid subscribers.

The early stages of subscription services such as ours are characterized by higher than normal churn rates. Existing paid subscribers may cancel their subscriptions to the Napster service for many reasons, including those described above in this risk factor. In addition, there is significant seasonality in our subscriber numbers, primarily due to softness in customer acquisition during the summer months when consumers spend less time online. In addition, university students who subscribe to the Napster service generally only do so during the school year when the school is paying for their subscriptions and most of the students do not maintain such subscriptions during the summer in between school terms. While we have successfully reduced churn in the past, we cannot guarantee that we will be able to further reduce subscriber churn or even maintain existing levels.

If we are unable to add new paid subscribers and reduce churn rates we may be unable to achieve a profitable business model.

The results of our recent asset purchase agreement with AOL Music Now, LLC and our asset acquisition and advertising agreement with AOL, LLC may not meet our expectations.

On January 11, 2007, we entered into an Asset Purchase Agreement with AOL Music Now, LLC and AOL, LLC, collectively referred to as “AOL” and an Advertising Agreement with AOL, LLC, collectively the “Agreement.” Under the terms of the Agreement, Napster, LLC will pay $11.2 million to AOL in exchange for all of the subscribers to AOL’s Music Now service, together with certain related assets and liabilities. Additionally, Napster, LLC was granted certain exclusive advertising rights throughout the AOL Music Channel for one year, subject to renewal upon the achievement of certain milestones, and AOL guaranteed to deliver a minimum amount of advertising impressions to the Company. On March 15, 2007, we transferred more than 225,000 former AOL Music Now customers to the Napster service pursuant to the Agreement. We do not know whether these subscribers will cancel at a higher rate than our existing subscriber base. If these former AOL Music Now customers do not stay on the Napster service as long as we have estimated, our revenues will not grow as expected and our business will be harmed. If the advertising agreement does not provide the volume of new customers that we anticipated, our cost per subscriber could increase to undesireable levels and, our business will be harmed.

We experience fluctuations in our quarterly operating results, which may cause our stock price to decline.

Our quarterly operating results may fluctuate from quarter to quarter. We cannot reliably predict future revenue and margin trends and such trends may cause us to adjust our operations. Other factors that could affect our quarterly operating results include:

•	timing of service introductions;

•	seasonal fluctuations in sales of our prepaid cards and bundled hardware promotions, as well as other products and services;

•	potential declines in selling prices of music as a result of competitive pressures;

•	changes in the mix of our revenues and our users represented by our various services;

•	fluctuations in traffic levels on our websites, which can be significant as a result of business, financial and other news events;

•	fluctuating and unpredictable demand for advertising;

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

We face significant competition from traditional retail music distributors, from emerging paid online and mobile music services delivered electronically such as ours, and from “free” peer-to-peer services.

We face significant competition from traditional retail music distributors, as well as online retailers such as Amazon.com. These retailers may include regional and national mall-based music chains, international chains, deep-discount retailers, mass merchandisers, consumer electronics outlets, mail order, record clubs, independent operators and online physical retail music distributors, some of which have greater financial and other resources than we do. To the extent that consumers choose to purchase media in non-electronic formats, it may reduce our sales, reduce our gross margins, increase our operating expenses and decrease our profit margins in specific markets.

Our digital music distribution services’ competitors currently include Apple Computer’s iTunes Music Store, RealNetworks, Inc’s Rhapsody, Yahoo! Music Unlimited, MTV’s Urge and Sony Connect. Other competitors include online and offline retailers such as Amazon.com and WalMart, satellite radio providers such as XM and Sirius, and music services offered directly by mobile operators such as Verizon (via its V-cast service) and Sprint (through its Music Store). Internationally we currently compete with OD2, Puretracks, 3 Music Store and Vodafone’s music offerings, among others, as well as with a number of the other competitors described above.

Our digital music distribution business also faces significant competition from “free” peer-to-peer services, such as Limewire, KaZaA, Morpheus, BitTorrent and a variety of similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. While the U.S. Supreme Court has found that Grokster may violate copyright laws, the court did not establish that such services are necessarily liable for copyright infringement, opting instead for a fact-based analysis of the services’ efforts to promote copyright infringement. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status. Finally, several high profile peer-to-peer services, such as Limewire, have started to or announced their intention to move to legally (or partially legally) licensed business models, while still using their peer-to-peer architecture. Many of these entities are well financed with significant installed user bases and if they are successful in moving their businesses to legal models, it could significantly increase our competitive pressure.

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

In particular, some of our competitors offer other goods and services and may be willing and able to offer music services at a lower price than we can in order to promote the sale of these goods and services. If we lower our prices, our gross margins and operating results will be adversely affected. If we do not lower our prices, we may be unable to compete with discount services. This could harm the ability of our online music services to compete effectively in the marketplace.

Our advertising-supported music website competes, directly and indirectly, for advertisers, viewers, members, and content providers with publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to music, many of which have established or may establish websites, such as MTV. We also face competition from general purpose consumer online services such as Yahoo, myspace.com, MSN and Google, each of which provides access to music-related content and services and from websites targeted to music related content, such as lastfm.com and pandora.com.

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

We rely on third-party content providers, including music publishers and music labels, to offer online music content that can be delivered to users of our digital music distribution services. Rights to provide this content to our customers, particularly publishing rights, are difficult to obtain and require significant time and expense. In order to provide a compelling service, we must continue to be able to license a wide variety of music content to our customers with attractive usage rights such as CD recording, output to MP3 players, portable subscription, wireless and other rights. In addition, if we do not have sufficient breadth and depth of the titles necessary to satisfy increased demand arising from growth in our subscriber base, our subscriber satisfaction will be affected adversely.

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

Voluntarily negotiated rates for mechanical licenses with respect to streaming and conditional digital downloads with the Harry Fox Agency and National Music Publishers Association have not been agreed to, and we are currently operating under a standstill agreement until such rates are negotiated or determined by the copyright tribunal currently underway in the United States. Although a decision has been rendered by a United States district court that permanent downloads do not implicate a performance right that would trigger payment of public performance royalties to societies such as ASCAP or BM, that decision could be appealed and the performing rights societies have not conceded the argument or entered into any agreements on that basis. In Canada, a recent tribunal ruling fixed certain rates and other requirements that are applicable to our Canadian digital music services. However, there is still some uncertainty with respect to the mechanics of its implementation, the result of which may hinder our ability to operate in Canada. In addition to certain other negotiations, European Union tribunals are currently in process, which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these negotiations and proceedings will also likely affect our business in ways that we cannot predict. Napster accrues for the cost of these fees, based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. If the final agreed rates differ significantly from management’s estimate, the actual amount paid and expensed could differ materially from the recorded amounts. The differing types and large quantity of licenses that we must obtain creates significant complexities for our business and, as the licensing situation evolves in the different countries in which we operate, these requirements may significantly impact or hinder our ability to execute our business plans.

Our success depends on our digital music distribution service’s interoperability with our customer’s music playback hardware.

In order for the paid Napster service to be successful, we must design our service to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable MP3 players, music-enabled cell phones, PCs and other mobile devices. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our design objectives and to offer a service that is attractive to our customers. Currently, there are a limited number of devices that offer the portable subscription functionality that is required to support our Napster To Go and Napster Mobile services and certain current manufacturers may not be able to profitably continue to offer existing devices. Our software is not compatible with the iPod music player, the current equipment market leader, nor do we expect it to be compatible with the iPhone cell phone, when that product is launched. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, or if music-enabled devices fail to grow significantly over time, our business will be harmed.

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

Additionally, we may not be able to add new content such as video, spoken word or other content as quickly or as efficiently as our competitors or at all. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability. Competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments.

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

We depend on a number of strategic relationships with third parties to co-market our services. We have entered into co-marketing agreements with infrastructure providers, mobile carriers, retailers and other companies to broaden the distribution of our brand and our services. There is no guarantee that we will be able to renew existing agreements or enter into new agreements on acceptable terms, or at all. If we cannot maintain existing strategic relationships or enter into new relationships, our ability to market our services will be harmed.

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

Online and mobile commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Online transmissions are subject to a number of security and stability risks, including:

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

•	our computer systems could fail and lead to service interruptions;

•	our mobile partners’ wireless networks or other infrastructure could fail;

•	we may be unable to scale our infrastructure with increases in customer demand; or

•	our network of facilities may be affected by a natural disaster, terrorist attack or other catastrophic events.

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

In the future, we plan to continue to develop and improve our financial and managerial controls, reporting systems and procedures. In addition, we plan to continue to expand, train and manage our work force.

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

Because we operate in North America, Japan and parts of Europe, our business is subject to risks associated with doing business internationally. International net revenues did not account for a significant percentage of our net revenues prior to the sale of our consumer software division; however, revenues from international operations have represented a significant portion of our total net revenues from our digital music distribution business. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues as we expand our Napster and Napster Mobile services abroad and enter into additional joint venture arrangements and other strategic partnerships, if any, with international partners. Accordingly, our future revenues could decrease based on a variety of factors, including:

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

From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, or technology we license from third parties, may infringe their proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, or other proprietary rights, or alleging unfair competition or violations of privacy rights. We could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms, or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and could harm our business.

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

In September 2006, we engaged UBS Securities LLC to assist us in evaluating potential strategic alternatives. We cannot guarantee that any such strategic alternatives, including any possible acquisition or merger of Napster, will be available to us on favorable terms, or at all.

We are subject to risks associated with governmental regulation and legal uncertainties.

Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain United States export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Many laws and regulations, however, are pending and may be adopted in the United States, individual states, and local jurisdictions and other countries with respect to the Internet. In addition, as we conduct more business via mobile platforms in multiple countries, our business will likely be impacted by additional laws and regulations that are applicable to the mobile space. These laws may relate to many areas that impact our business, including content issues (such as obscenity, indecency and defamation), copyright and other intellectual property rights, digital rights management, encryption, caching of content by server products, personal privacy, taxation, e-mail, sweepstakes, promotions, prepaid card expiration, escheatment, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability and wireless networks. These types of regulations are likely to differ between countries and other political and geographic divisions. Other countries and political organizations are likely to impose or favor more and/or different regulations than that which has been proposed in the United States, thus furthering the complexity of regulation. In addition, state and local governments may impose regulations in addition to, inconsistent with, or stricter than federal regulations. The adoption of such laws or regulations, and uncertainties associated with their validity, interpretation, applicability and enforcement, may affect the available distribution channels for and costs associated with our products and services and may affect the growth of the Internet. Such laws or regulations may harm our business. Our products and services may also become subject to investigation and regulation of foreign data protection and e-commerce authorities, including those in the European Union. Such activities could result in additional product and distribution costs for us in order to comply with such regulations.

We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, digital rights management, taxation, security, illegal or obscene content, retransmission of media, personal privacy and data protection apply to the Internet. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. In addition to potential legislation from local, state and federal governments, labor guild agreements and other laws and regulations that impose fees, royalties or unanticipated payments regarding the distribution of media over the Internet may directly or indirectly affect our business. While we and our customers may be directly affected by such agreements, we are not a party to such agreements and have little ability to influence the degree to which such agreements favor or disfavor Internet distribution or our business models. Changes to or the interpretation of these laws and the entry into such industry agreements could:

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

There are a large number of legislative proposals before the United States Congress and various state legislatures regarding intellectual property, digital rights management, copy protection requirements, privacy, email marketing and security issues related to our business. Furthermore, as part of our regular business activities now, and in the past, we engage in the issuance of gift cards redeemable for our services. It is possible that money received by us for the sale of gift cards could be subject to state and federal escheatment, or unclaimed property, laws in the future. If this were the case, our business could be adversely impacted. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registration and revenue, and influence how and whether we can communicate with our customers.

We may be subject to market risk and legal liability in connection with the data collection capabilities of our products and services.

Many of our products are interactive Internet or mobile applications which by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products send information to servers. Many of the services we provide also require that a user provide certain information to us. We post an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products. Any failure by us to comply with our posted privacy policy and existing or new legislation regarding privacy issues could impact the market for our products and services, subject us to litigation and harm our business.

If, in the future, we conclude that our internal control over financial reporting is not adequate, or if our auditors conclude that our evaluation of internal controls over financial reporting is not adequate, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. There is a risk that in the future we may identify internal control deficiencies that suggest that our controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

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

Our principal executive offices are located in Los Angeles, California. The table below lists our principal leased or licensed facilities as of June 1, 2007.

Location	Description	Approximate Square Footage	Lease Expiration
Los Angeles, California	Corp. Headquarters	15,000	October 2008
San Diego, California	Office	6,150	May 2010

We believe that our leased facilities are adequate to meet our current needs and that additional facilities will be available to meet our development and expansion needs on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

The information relating to legal proceedings contained in Note 12 to the Consolidated Financial Statements included in this Annual Report is incorporated into Item 3 of this Annual Report by this reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position
Wm. Christopher Gorog	54	Chief Executive Officer and Chairman of the Board of Directors
Bradford D. Duea	38	President
Laura B. Goldberg	39	Chief Operating Officer
Nand Gangwani	39	Vice President and Chief Financial Officer

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

Laura B. Goldberg has served as our chief operating officer since January 2004. Prior to that, Ms. Goldberg served as our senior vice president operations from May 2003 to January 2004. From April 2001 to May 2003, Ms. Goldberg served as senior vice president operations of Duet GP d/b/a Pressplay. From August 1999 to April 2001, Ms. Goldberg served as general manager at Universal Music Group, an entertainment company. Prior to joining Universal, Ms. Goldberg was an analyst at Avenue Capital Management, a hedge fund, from 1996 to 1999. Ms. Goldberg currently serves on the Andrew Carnegie Society board at Carnegie Mellon. Ms. Goldberg holds a B.S. in Industrial Management from Carnegie Mellon University and an M.B.A. from the Harvard Business School.

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

Price Range of Common Stock

Our common stock is listed on the Nasdaq Global Market under the symbol “NAPS”. The approximate number of holders of record of our common stock as of May 31, 2007 was 800.

Our common stock was first listed on the Nasdaq National Market on May 4, 2001. The range of high and low sales prices of our common stock, as reported by the Nasdaq Global Market (and previously the National Market System), for fiscal 2006 and 2007 is as follows:

Quarter Ended	High	Low
June 30, 2005	$7.55	$3.75
September 30, 2005	$5.40	$3.85
December 31, 2005	$4.25	$2.95
March 31, 2006	$4.95	$2.95
June 30, 2006	$5.10	$2.95
September 30, 2006	$4.49	$2.55
December 31, 2006	$4.92	$3.51
March 31, 2007	$4.49	$3.55

Company Stock Price Performance

Set forth below is a line graph comparing the percentage change in the cumulative total return on our common stock with the cumulative total return of the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies), and the Goldman Sachs Internet Index for the period commencing on March 31, 2002 and ending on March 31, 2007. The graph assumes that $100 was invested in Napster common stock and in each of the other indexes on March 31, 2002 and that all dividends were reinvested.

The comparisons in the graph below are based on historical data (with Napster common stock prices based on the closing price on the dates indicated) and are not intended to forecast the possible future performance of our common stock.

The following performance graph shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or incorporated by reference in any document so filed.

Comparison Of Cumulative Total Return

Among Napster, The Goldman Sachs Internet Index, And CRSP Total

Return Index For The Nasdaq Stock Market (U.S. Companies)

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data of Napster reflect our historical operating results and balance sheet data. Our consolidated statement of operations data set forth below for the years ended March 31, 2007, 2006, 2005, 2004, and 2003 and the consolidated balance sheet data as of March 31, 2007, 2006, 2005, 2004, and 2003 are derived from consolidated financial statements. The audited consolidated statements of operations for the years ended March 31, 2007, 2006, and 2005 and the audited consolidated balance sheets as of March 31, 2007 and 2006 are included elsewhere in this annual report. This selected historical consolidated financial data is not necessarily indicative of our future performance and should be read in conjunction with those financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere in this Annual Report.

The following selected financial information reflects our online music division as a continuing operation and our previously owned consumer software division as a discontinued operation.

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Net revenues	$111,081	$94,691	$46,729	$11,964	$—
Cost of revenues(1)	78,646	69,208	37,550	10,530	—

Gross margin	32,435	25,483	9,179	1,434	—

Operating expenses:
Research and development(1)	11,045	13,137	12,112	11,952	—
Sales and marketing(1)	34,213	51,741	39,249	15,701	—
General and administrative(1)	24,311	20,881	23,953	22,055	18,591
Restructuring charges	—	—	—	1,119	—
Amortization of intangible assets	271	1,265	1,936	2,172	666

Total operating expenses	69,840	87,024	77,250	52,999	19,257

Loss from continuing operations	(37,405)	(61,541)	(68,071)	(51,565)	(19,257)
Other income, net	4,018	2,811	1,091	634	914

Loss before income tax benefit (provision)	(33,387)	(58,730)	(66,980)	(50,931)	(18,343)
Income tax benefit (provision)	(1,257)	1,160	15,547	4,515	7,182
Loss from unconsolidated entity	(1,991)	(289)	—	—	—

Loss from continuing operations, after income taxes	(36,635)	(57,859)	(51,433)	(46,416)	(11,161)
Income (loss) from discontinued operations, net of tax effect	(191)	2,914	21,927	2,003	(489)

Net loss	$(36,826)	$(54,945)	$(29,506)	$(44,413)	$(11,650)

Basic and diluted net loss per share:
Net loss per share from continuing operations	$(0.85)	$(1.35)	$(1.43)	$(1.69)	$(0.57)
Net income (loss) per share from discontinued operations	$(0.00)	$0.07	$0.61	$0.07	$(0.03)

Basic and diluted net loss per share	$(0.85)	$(1.28)	$(0.82)	$(1.62)	$(0.60)

Weighted average shares used in computing net loss per share
Basic and diluted	43,187	42,989	36,065	27,496	19,477

(1)	Amounts reported in continuing operations include stock-based compensation expense as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005	2004	2003
Cost of revenues	$36	$5	$—	$—	$—
Research and development	754	164	5	12	—
Sales and marketing	518	74	34	54	—
General and administrative	3,177	699	637	838	773

	$4,485	$942	$676	$904	$773

	March 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$41,042	$74,406	$131,535	$35,373	$45,451
Total assets	121,729	155,541	220,882	201,987	157,134
Long-term obligations(2)	13	17	30	68	5,490
Total stockholders’ equity	84,706	115,773	171,393	143,020	114,831

(2)	Consisting of long term capital lease and debt obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

Napster, among the most recognized brands in online music, is a leading provider of digital music for the consumer market. Our digital music distribution services enable fans to sample, listen to, subscribe to and purchase from one of the world’s largest and most diverse online music catalogs utilizing a secure and legal platform. Napster users have access to songs from all major labels and hundreds of independent labels, and are able to stream or download those songs and store them on a variety of media including personal computers, CDs, MP3 players and music-enabled cellular phones.

Subscribers to the Napster service receive unlimited access to our more than 4 million song catalog, and have the ability to download music with high quality sound, enjoy their music in an advertising-free environment and access many features including radio, Billboard charts and many community features, and are able to enjoy their music on a variety of media including personal computers, CDs, MP3 players, music-enabled cellular phones and digital media devices for the living room. Napster services are currently available in North America, Japan and parts of Europe.

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

Napster was incorporated in Delaware in August 2000. Napster is headquartered in Los Angeles.

We derive our primary revenues from online subscriptions and permanent music downloads. The paid Napster service offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded as well as the ability to purchase individual tracks or albums on an a la carte basis. Subscription and permanent download fees are paid by end user customers in advance either via credit card, online payment systems or redemption of pre-paid cards, gift certificates or promotional codes. Napster also periodically licenses merchandising rights and resells hardware that our end users may utilize to store and replay their digital music content. Since the acquisition of Pressplay on May 19, 2003, our digital music distribution business has operated at a loss and negative cash flow. We expect to continue to operate at a loss and net negative cash flow due to our significant investments to enhance service capabilities, market our products and grow worldwide.

The market for digital music is rapidly growing and we expect our digital music distribution business to continue to grow as the industry expands. This market is highly competitive and we expect competition to continue to increase in the future as the market expands. We believe that our unique technology and feature set positions us ahead of many of our competitors. Our overall strategy is to continue to pursue and execute strategic partnerships, continue to innovate by investing in new services and technologies, and continue to reduce our subscriber customer acquisition cost and churn.

Significant Transactions

Strategic Partnership with AOL

On January 11, 2007, we entered into an Asset Purchase Agreement with AOL Music Now, LLC and AOL, LLC, collectively referred to as “AOL” and an Advertising Agreement with AOL, LLC, collectively the “Agreement”. Under the terms of the Agreement, all of the subscribers to the AOL Music Now service, together with certain related assets and liabilities, were transferred to Napster on March 15, 2007. Additionally, we were granted certain exclusive advertising rights throughout the AOL Music Channel for one year, subject to renewal upon the achievement of certain milestones, and AOL guaranteed to deliver a minimum amount of advertising impressions to the Company. Under the terms of the Agreement, we will pay a total of approximately $11.2 million to AOL. We paid $11.1 million in cash to AOL in January 2007.

Investment in Unconsolidated Entity

On October 14, 2005, we entered into a Joint Venture Operating Agreement with Tower Records Japan, Inc. (“Tower Japan”), relating to the formation and operation of a Japan-based joint venture company (the “Joint Venture”) for the purpose of operating the Napster music service in Japan. During 2006, we contributed 308.7 million Japanese yen ($2.4 million as of the dates of the contributions) in exchange for a 31.5% ownership interest and Tower Japan contributed a total of 671.3 million Japanese yen for a 68.5% ownership interest. Tower Japan is obligated to arrange or provide debt or equity funding, including through an unsecured revolving line of credit. Napster has no obligation to fund future losses or make additional contributions other than the investment described above. Napster and Tower Japan have customary shareholder rights in the Joint Venture, including veto rights, rights to appoint directors and officers and rights of first refusal.

Under the terms of this agreement, we licensed intellectual property rights to the Joint Venture, including platform technology and trademarks, in exchange for certain guaranteed royalties. Tower Japan is also obligated to support the Joint Venture’s marketing and advertising activities. The Joint Venture has exclusive rights to operate the Napster service in Japan, and launched its service during October 2006.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements provides a summary of our significant accounting policies. Certain of these policies require substantial judgment on the part of management. On an ongoing basis, we evaluate significant estimates used in preparing our financial statements, including those related to:

•	revenue recognition,

•	music publishing rights and music royalty accruals,

•	capitalized software development costs,

•	income taxes,

•	contingencies, and

•	equity instruments

Actual results could differ from these estimates. These critical accounting policies and the effect that changes in management’s estimates could have on our consolidated financial statements are further described below.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements”, EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). In general, we recognize revenue, net of sales related taxes, when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

Music subscriptions are paid in advance, typically for monthly or annual periods. Music subscription revenues are recognized ratably on a daily basis over the subscription period. Revenues from sales of individual songs or albums by download are recognized at the time the music is delivered, digitally, to the end user. Revenues from pre-paid cards and promotions are deferred and then generally recognized as (i) tracks are downloaded by the end users, or (ii) if redeemed for a subscription, over the subscription period. In cases where prepaid promotions are not expected to be redeemed, revenue is recognized when we have no further obligation to provide services or refund the associated prepayments (“breakage“). Effective in October 2006, revenue from prepaid cards is recognized ratably over the usage period, including estimated breakage based on historical experience. Prior to October 2006 we did not have sufficient historical experience to estimate prepaid card breakage rates, and recognized prepaid card breakage only when our obligation to honor the redemption of the prepaid card had legally expired. Revenues from licensing of Napster trademarks are recognized upon receipt of royalty reports from the licensee or, for prepaid royalties, when we provide or have no further obligation to provide services.

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

We have arrangements with certain customers whereby the customer provides goods or services to us. Our revenue and the charges for the goods or services provided by a customer are accounted for in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer”, including subsequent interpretations. The costs of separately identifiable goods or services received by us from a customer are valued at the cost we would incur to procure the same goods or services from a non-customer third party. If the goods or services cannot be separated, the total consideration is recorded as a reduction of revenues. Consideration paid to customers under these arrangements that exceeds the separately identifiable value of the goods or services provided would be reflected as a reduction of the customer’s revenue.

We recognize revenue gross or net in accordance with EITF 99-19. In most arrangements, we contract directly with the end user customers, are the primary obligor and carry all collectibility risk. Revenue in these arrangements is recorded on a gross basis. In some cases, we utilize third party distributors to sell products or services directly to end user customers, and we carry no collectibility risk. In some cases, we pay operating expenses for the distributor and are reimbursed at cost plus a small mark-up. In both of those instances, we report the revenue net of the amount paid to the distributor.

Management exercises significant judgment in determining the fair value of multiple elements within revenue arrangements or separately identified goods or services, in assessing when prepaid promotions or royalties no longer involve a future obligation and in estimating future breakage rates. These estimates represent our best estimates, but changes in circumstances relating to the products and services sold in these arrangements may result in one-time expense or revenue charges.

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

Software held for sale. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. We have not capitalized any such software development costs as technological feasibility is generally not established until a working model is completed, at which time substantially all development is complete.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of March 31, 2007, we have recorded a full valuation allowance against our deferred tax assets, net of reversing deferred tax liabilities, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of net operating losses and accrued liabilities and other provisions not currently deductible for tax purposes. The timing of the reversal of the remaining deferred tax liability related to the election to step up the tax basis of the Pressplay goodwill is indefinite. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

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

Equity Instruments

Effective April 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards issued to employees and directors based on estimated fair values. Under SFAS No. 123(R), compensation expense for all share-based compensation awards is recognized on a straight-line basis over the period the employee performs the related services, generally the vesting period, net of estimated forfeitures. Napster estimates forfeitures based on historical experience and revises the rates, if necessary, in subsequent periods if actual forfeitures differ from previous estimates.

Management applies significant judgment when determining estimated forfeiture rates. While Napster bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, actual results may differ significantly from these estimates under different assumptions or conditions and, as a result, could have a material impact on our financial position, results of operations, and cash flows.

Results of Operations

Fiscal 2007 as compared to fiscal 2006

The following table sets forth our results as a percentage of total net revenues for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Net Revenues For the Year Ended March 31,
	2007	2006
Net revenues	100%	100%
Cost of revenues	71%	73%

Gross margin	29%	27%

Operating expenses:
Research and development	10%	14%
Sales and marketing	31%	55%
General and administrative	22%	22%
Amortization of intangible assets	—%	1%

Total operating expenses	63%	92%

Loss from continuing operations	(34)%	(65)%
Other income, net	4%	3%

Loss before income tax benefit	(30)%	(62)%
Income tax benefit (provision)	(1)%	1%
Loss from unconsolidated entity	(2)%	—%

Loss from continuing operations, after income taxes	(33)%	(61)%
Income from discontinued operations, net of tax effect	—%	3%

Net loss	(33)%	(58)%

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations by revenue type:

	Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2007	2006	2007	2006
	(in thousands)
Online music revenues:
Service	$110,380	$90,784	99%	96%
Product and license	701	3,907	1%	4%

Total online music revenues	$111,081	$94,691	100%	100%

Service Revenues

Service revenues increased for fiscal 2007 as compared to fiscal 2006 primarily due to growth in our subscriber base, international expansion and new revenue streams, offset by a decrease in revenue from music downloads. Paid subscribers grew from 412,000 at March 31, 2005 to 606,000 at March 31, 2006 and 830,000 at March 31, 2007. During fiscal 2007 we had a full year revenue benefit from the fiscal 2006 paid subscriber growth. Additionally, the Napster music service was launched in Germany during December 2005 and in Japan during October 2006. This increase in our subscriber base and international expansion drove an $18.8 million increase in subscription service revenues. We also began marketing new revenue streams such as advertising during May 2006 and our Napster Mobile music service during August 2006. New revenue streams contributed $1.5 million of net revenue during fiscal 2007.

The service revenues in fiscal 2007 also include (a) approximately $4.0 million of non-recurring revenues related to prepaid cards that were sold previously and that we estimate will never be redeemed and for which we have no further obligation (“prepaid card breakage”) and (b) a decrease of approximately $4.7 million in download revenue, because our growing base of subscription customers do not need to purchase individual song tracks.

For the purpose of paid subscriber calculations, we include university subscribers, Japanese subscribers, Napster Mobile subscribers and the over 225,000 AOL Music Now subscribers as of their March 15, 2007 transition date.

We anticipate that service revenues will continue to increase in the future as we get the full year revenue benefit in fiscal 2008 from the fiscal 2007 paid subscriber growth. Near term, service revenues will be impacted by normal summer seasonality.

Product and License Revenues

Product and license revenues for fiscal 2007 decreased $3.2 million as compared to fiscal 2006 primarily due to the timing of hardware promotional programs. Fiscal 2006 included a single hardware promotion that resulted in $2.9 million of revenue, which was not continued in 2007. We expect that product and license revenues will continue to be a small portion of net revenues and fluctuate depending on our product promotions and licenses.

Geographic Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations by geography:

	Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2007	2006	2007	2006
	(in thousands)
Revenues:
North America	$92,227	$83,054	83%	88%
Europe	18,854	11,637	17%	12%

Net revenues	$111,081	$94,691	100%	100%

The revenue increase in North America for fiscal 2007 as compared to fiscal 2006 is primarily due to a $12.3 million increase in subscriber revenue, the $4.0 million in prepaid card breakage, the $1.5 million of revenue from new revenue streams, offset by the $3.2 million decrease in product revenue and a $5.4 million decrease in download revenue. The increase in service revenue is primarily due to the paid subscriber increase in the past two years.

The increase in revenue in Europe for fiscal 2007 as compared to fiscal 2006 is primarily related to the launch of music service in Germany in December 2005.

We anticipate that the proportion of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives focused on world-wide customer growth and international expansion.

Gross Margin

The following table sets forth, for the periods indicated, our gross margin from continuing operations:

	Year Ended March 31,		As a Percentage of Related Revenues For the Year Ended March 31,
	2007	2006	2007	2006
	(in thousands)
Gross margin:
Service	$34,177	$26,316	31%	29%
Product and license	(1,742)	(833)	(249)%	(21)%

Total gross margin	$32,435	$25,483	29%	27%

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

Service gross margin as a percentage of related revenue improved in fiscal 2007 as compared to fiscal 2006 primarily due to the non-recurring prepaid card breakage revenues, which had no associated direct costs. Excluding non-recurring revenues, service gross margin for fiscal 2007 decreased one percentage point from fiscal 2006. This change is primarily due to increased license fees and additional ongoing expenditures for service infrastructure, offset in part by a change in revenue mix from download revenues to subscription revenues, which have a higher gross margin.

Product and license gross margin dollars decreased for fiscal 2007 as compared to fiscal 2006 primarily due to the terms of hardware promotions.

Service headcount dedicated to maintaining content and providing customer care was 13 and 12 at March 31, 2007 and 2006, respectively.

Near term, gross margins will decline because the $4 million of prepaid card breakage revenues will not recur in fiscal 2008. Excluding non-recurring items and low margin hardware promotions, we expect gross margins to remain steady.

Operating Expenses

We classify operating expenses as research and development, sales and marketing and general and administrative. Each category includes related expenses for salaries, employee benefits, incentive compensation, stock-based compensation, travel, telephone, communications, facility costs and professional fees. Our sales and marketing expenses include additional expenditures specific to the marketing group, such as public relations, advertising, trade shows, marketing collateral materials and subscriber acquisition costs, as well as expenditures specific to the sales group, such as commissions and referral fees paid to marketing partners. In addition, we include amortization of certain identifiable intangible assets as operating expenses.

The following table sets forth, for the periods indicated, our operating expenses from continuing operations:

	Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2007	2006	2007	2006
	(in thousands)
Research and development	$11,045	$13,137	10%	14%
Sales and marketing	34,213	51,741	31%	55%
General and administrative	24,311	20,881	22%	22%
Amortization of intangible assets	271	1,265	—%	1%

Total operating expenses	$69,840	$87,024	63%	92%

Research and Development

Research and development expenses consist primarily of salary, benefits (including stock-based compensation) and contractors’ fees for our development and other costs associated with the minor enhancements of existing products, development of new services or development of new features for existing services.

Research and development expenses decreased for fiscal 2007 as compared to fiscal 2006 primarily due to net lower headcount costs and lower depreciation. Headcount and contractor costs decreased in fiscal 2007 following the release of new products in mid-fiscal 2006, and because we dedicated a portion of our research and development efforts in 2007 on reimbursable projects for Napster Japan. The reduction in headcount costs was offset by the increase in stock-based compensation expense. Depreciation decreased because capital assets were fully depreciated in mid-fiscal 2007.

Research and development headcount was 60 at March 31, 2007 and 63 at March 31, 2006.

Fiscal 2008 research and development expenditures are expected to remain flat in 2008, and will focus on improved mobile delivery and other product enhancements.

Sales and Marketing

Sales and marketing expenses consist primarily of salary and benefits (including stock-based compensation) for sales and marketing personnel, referral fees paid to marketing partners, other subscriber acquisition costs, as well as costs associated with advertising and promotions.

Sales and marketing expenses decreased for fiscal 2007 as compared to fiscal 2006 due primarily to the reduction in marketing programs. We have substantially reduced our spend and our Subscriber Acquisition Cost (“SAC”) over the last year as we have moved away from offline advertising to targeted online spend where we can achieve very low cost per trialer as per our internal targets. We have also increased our focus on our strategic distribution partners where we have moved from our original model of giving advances and guaranteed market development funds to a more variable cost model where we pay bounties only when we acquire subscribers.

Sales and marketing headcount was 27 at March 31, 2007 and 32 at March 31, 2006.

We expect sales and marketing expenses to remain steady near term as we trade fixed marketing program costs for variable fees that we expect we will pay as we add new subscribers through our strategic partnerships. With this partner based variable cost model we expect to continue to keep our SAC at the low levels we have recently achieved and keep the overall marketing spend at the reduced run rate.

General and Administrative

General and administrative expenses consist primarily of salary and benefits (including stock-based compensation) for executive and administrative personnel, professional services, administrative outsources and other general corporate activities.

General and administrative expenses increased for fiscal 2007 as compared to fiscal 2006 primarily due to approximately $1.5 million higher professional and administrative outsource fees and $2.5 million of stock-based compensation, offset by an approximately $600,000 decrease in personnel related expense.

General and administrative headcount, including all corporate general and administrative employees, was 38 at March 31, 2007 and March 31, 2006.

General and administrative expenses may increase in the near term as certain administrative outsource fees increase when revenues increase, and we continue to incur costs to evaluate and defend against recent legal and other claims. Excluding those items, we plan to control general and administrative expense growth.

Amortization of Intangible Assets

Beginning March 2007, we had amortization expense related to the customer intangible acquired through the Asset Purchase Agreement with AOL. Amortization of intangible assets for fiscal 2006 consisted of amortization expense related to the intangible assets recorded in connection with our acquisition of Napster’s name in December 2002 and Napster, LLC, formerly known as Pressplay, in May 2003. Those intangible assets were fully amortized as of March 31, 2006.

Future amortization expense will reflect the pattern in which the economic benefits of the AOL customer intangible asset are consumed.

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

Other Income, Net

Other income, net, consists primarily of interest income on our cash, cash equivalents and short-term investments, realized gains (losses) due to foreign currency fluctuations, interest expense, change in the fair value of the hedge and other miscellaneous income.

Other income, net, increased $1.2 million in fiscal 2007 as compared to fiscal 2006 due to (1) $1.0 million higher investment income due to higher interest rates, (2) approximately $650,000 lower hedge discount expense in fiscal 2007 following the sale of our shares of Sonic common stock in fiscal 2006, (3) an approximately $650,000 increase in foreign currency gains and (4) a $100,000 decrease in interest expense following pay down and termination of our line of credit, offset by the $1.2 million gain on the sale of the Sonic common stock in fiscal 2006, which did not recur in fiscal 2007.

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

During January 2005, following the divestiture of CSD, which utilized substantially all of our tax operating losses, Napster made a tax election to step up the basis in the Pressplay goodwill for tax purposes. As a result, the Pressplay goodwill is deductible for tax purposes, which creates a tax timing difference that is presented as a deferred tax liability and deferred tax expense. As realization of this taxable temporary difference is not assured, a net tax expense related to this item is recorded.

The tax provisions for fiscal 2007 and 2006 represent primarily state franchise taxes, foreign taxes and the timing difference related to the Pressplay goodwill. The tax benefit in continuing operations in fiscal 2006 included a $2.5 million tax benefit corresponding to the tax provision for the discontinued operations $5.4 million gain on divestiture. In the near term, we expect to continue to incur minimal income taxes as we are anticipating operating losses from operations.

We are subject to various tax rates in the jurisdictions in which we do business. Our tax provision does not take into account any future benefit from loss carryforwards, which may be realized if we again achieve profitability and begin generating taxable income.

Income from Discontinued Operations

Napster had no ongoing activity in the discontinued operations during fiscal 2007 and 2006. The loss from discontinued operations in fiscal 2007 is comprised of an additional charge related to adjustments to stock-based compensation on options issued primarily from fiscal 2002 to 2005 offset by the net tax benefit from the favorable resolution of previously provided tax contingencies related to CSD. During March 2006, Napster and Sonic settled all adjustments described in the divestiture agreement and Napster recognized an additional $4.5 million gain on the divestiture, net of taxes.

Fiscal 2006 as compared to fiscal 2005

The following table sets forth our results as a percentage of total net revenues for the periods indicated. These operating results are not necessarily indicative of the results for any future period.

	As a Percentage of Net Revenues For the Year Ended March 31,
	2006	2005
Net revenues	100%	100%
Cost of revenues	73%	80%

Gross margin	27%	20%

Operating expenses:
Research and development	14%	26%
Sales and marketing	55%	84%
General and administrative	22%	51%
Amortization of intangible assets	1%	4%

Total operating expenses	92%	165%

Loss from continuing operations	(65)%	(145)%
Other income, net	3%	2%

Loss before income tax benefit	(62)%	(143)%
Income tax benefit	1%	33%
Loss from unconsolidated entity	—%	—%

Loss from continuing operations, after income taxes	(61)%	(110)%
Income from discontinued operations, net of tax effect	3%	47%

Net loss	(58)%	(63)%

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues from continuing operations:

	Year Ended March 31,		As a Percentage of Net Revenues For the Year Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Online music revenues:
Service	$90,784	$44,724	96%	96%
Product & license	3,907	2,005	4%	4%

Total online music revenues	$94,691	$46,729	100%	100%

Service revenue increased in fiscal 2006 compared to fiscal 2005 primarily due to growth in the online music market, consumer adoption of our products and international expansion. The Napster paid service was launched in the United States during October 2003, in the United Kingdom and Canada during May 2004 and in Germany in December 2005. Since these launches, excluding the cyclical impact of university subscribers, our subscriber base has increased steadily. Total paid subscribers including university subscribers were 606,000 as of March 31, 2006 compared to 412,000 as of March 31, 2005.

Product and license revenues for fiscal 2006 increased as compared to fiscal 2005 primarily due to increased hardware promotions in fiscal 2006 as compared to fiscal 2005.

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

The increase in revenues was related to the steady growth of the online music service in the United States and the launches of the service in the United Kingdom and Canada in May 2004 and Germany in December 2005.

Gross Margin

The following table sets forth, for the periods indicated, our gross margin from continuing operations:

	Year Ended March 31,		As a Percentage of Related Revenues For the Year Ended March 31,
	2006	2005	2006	2005
	(in thousands)
Online music gross margin:
Service	$26,316	$9,227	29%	21%
Product & license	(833)	(48)	(21)%	(2)%

Total gross margin	$25,483	$9,179	27%	20%

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

The improvement in service gross margin in fiscal 2006 as compared to fiscal 2005 was primarily due to the change in revenue mix from download revenues to subscription revenues, which have a higher margin, offset by additional ongoing expenditures for infrastructure to support our digital music distribution services.

Product and license gross margins fluctuate based on the nature of the hardware promotions and the volume of trademark licenses in each period. We also offer several product bundles, the revenues from which are allocated between service revenues and product and license revenues on a pro-rata basis in accordance with EITF 00-21. Product and license gross margin decreased in fiscal 2006. This decrease was due primarily to more negative margin hardware promotions in fiscal 2006 as compared to fiscal 2005.

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

Research and development expenses increased for fiscal 2006 compared to fiscal 2005 primarily due to additional headcount and contractors throughout fiscal 2006 that were hired in the third quarter of fiscal 2005 to work on the free music service, integration of the paid Napster service with other technology platforms, such as XM satellite radio and wireless, and international expansion.

Research and development headcount was 63 at March 31, 2006 and 2005.

Sales and Marketing

Sales and marketing expenses consist primarily of salary and benefits for sales and marketing personnel, referral fees paid to marketing partners, other subscriber acquisition costs, as well as costs associated with advertising and promotions.

The increase in sales and marketing expense in fiscal 2006 compared to fiscal 2005 was primarily due to $2.2 million of additional personnel-related charges associated with headcount added during fiscal 2006 and 2005, and $10.2 million of increased marketing program spending in fiscal 2006. The headcount increase was partially associated with our European expansion. The increase in marketing program expenses was related to planned marketing programs in fiscal 2006, including completion of the Napster To Go launch and marketing associated with the German launch.

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

General and administrative expenses decreased in fiscal 2006 compared to fiscal 2005 due to the following reasons: (1) a $1.6 million decrease in personnel related costs because of lower head count following the CSD divesture in the third quarter of fiscal 2005, (2) a $1.3 million decrease in depreciation and facility expense as a result of the CSD divesture and (3) a $200,000 increase in outside services as the result of increases in legal expenses and other outsourced administrative services, offset by lower fees for SOX compliance.

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

Amortization of intangible assets in operating expenses decreased in fiscal 2006 compared to fiscal 2005 primarily because certain intangible assets became fully amortized during the third quarter of fiscal 2006. The remaining net book value of intangible assets at March 31, 2006 was zero.

Loss from Unconsolidated Entity

The $289,000 loss from unconsolidated entity represents our 31.5% portion of the loss incurred by our Japan joint venture during fiscal 2006. The joint venture was formed during October 2005, and this loss represents our share of initial costs to form the company.

Other Income, Net

Other income, net, consists primarily of interest income on our cash equivalents and short-term investments, realized gains (losses) on short-term investments, interest expense, change in the fair value of the hedge and other miscellaneous income. Other income increased in fiscal 2006 compared to fiscal 2005 primarily due to $1.1million of increased investment income from the cash received from the sale of CSD in fiscal 2005, a $1.2 million one-time gain on the sale of the Sonic common stock in fiscal 2006, and reduced interest expense of $600,000 due primarily to the repayment of the line of credit in early fiscal 2006. Such positive increases were partially offset by a $1.1 million increase in foreign currency losses.

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

Income tax benefit decreased $14.3 million or 93% to $1.2 million in fiscal 2006 from $15.5 million in fiscal 2005. The significant decrease in the tax benefit was due to the fiscal 2005 utilization of losses from continuing operations to offset income from the discontinued operations. The fiscal 2006 expense represents primarily foreign taxes and the timing difference related to the Pressplay goodwill.

Income from Discontinued Operations

The income from discontinued operations in fiscal 2006 primarily reflects the after-tax impact of the purchase price settlement with Sonic for the sale of CSD in December 2004. The income from discontinued operations in fiscal 2005 primarily included the $18 million after-tax gain on the divestiture.

Liquidity and Capital Resources

We ended fiscal 2007 with $66.5 million in cash, cash equivalents and short-term investments. These amounts consist principally of commercial paper, corporate bonds, asset-backed securities, money market funds and U.S. government securities. This balance represents a $37.7 million decrease as compared to March 31, 2006.

Our primary ongoing source of cash is receipts from revenues. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments to content providers, payments for products held for resale, and purchases of property and equipment, including software development costs. In addition, we paid $11.1 million in the 4th quarter of fiscal 2007 pursuant to the AOL agreement.

Our working capital was $41.0 million at March 31, 2007.

Line of Credit

During part of fiscal 2007 we had a revolving line of credit, collateralized by substantially all of our assets, with Silicon Valley Bank. We had no borrowings under the line during fiscal 2007, and terminated the line in October 2006. We were in compliance with all covenants under the line of credit at all times.

Financial Position

We believe that the liquidity provided by existing cash, cash equivalents and short-term investments will provide sufficient capital to meet our requirements for at least the next 12 months. Napster operates and will continue to operate in the near term at a loss and with net negative cash flow, due to investments required to continuingly expand our subscriber base.

Cash Flow Changes

The following table sets forth, for the periods indicated, the components of cash flow activities (in thousands):

	For the Year Ended March 31,
	2007	2006	2005
Net loss	$(36,826)	$(54,945)	$(29,506)
Gain on sale of businesses	—	(6,540)	(32,077)
Non-cash expenses	12,459	9,996	17,936
Changes in operating assets and liabilities:
Deferred revenue	(6,616)	4,603	8,068
Other working capital changes	2,353	2,358	5,045

Net cash used in operating activities	$(28,630)	$(44,528)	$(30,534)

Net cash provided by (used in) investing activities	$11,484	$(28,366)	$76,799
Net cash provided by (used in) financing activities	$(4)	$(14,910)	$53,215

Cash used by operating activities is driven by our net loss, adjusted for non-cash items, and change in operating assets and liabilities. Non-cash adjustments include non-cash gain, depreciation and amortization, stock-based compensation expense, deferred income taxes and loss in unconsolidated entities.

Cash provided by (used in) investing activities is primarily attributable to capital expenditures, purchases and sales of short-term investments, investment in (return on investment from) unconsolidated entity and proceeds from divestitures.

Cash provided by (used in) financing activities is driven by our financing activities relating to employee stock plans, principal payments of long-term debts and equity financing.

Fiscal 2007 as compared to fiscal 2006

The decrease in net cash used in operating activities in fiscal 2007 is primarily due to a lower net loss in fiscal 2007 compared to fiscal 2006. Additionally, the decrease in deferred revenue in fiscal 2007 compared to fiscal 2006 was primarily due to the non-recurring prepaid card breakage recognized during fiscal 2007. Changes in other working capital items are primarily related to timing of receipts and payments.

The increase in net cash provided by investing activities in fiscal 2007 compared to fiscal 2006 is primarily due to the fact that we liquidated approximately $20 million of investments to fund operating cash flows during fiscal 2007 and had invested approximately $20 million of proceeds from the divestiture of CSD in fiscal 2006. Other than investment liquidation or new investments, the fiscal 2007 change in investing cash flows included a $2.2 million cash receipt from Sonic related to the divestiture of CSD, offset by an $11.1 million payment to AOL pursuant to the AOL agreement. Fiscal 2006 investing cash flows also included our $2.7 million USD equivalent investment in our Japan Joint Venture and $4.1 million more capital expenditures than in fiscal 2007.

The only financing activities in fiscal 2007 were related to employee stock plans and principal payments on capital lease obligations. In fiscal 2006 we repaid the $15 million outstanding balance under our $17.0 million line of credit.

Fiscal 2006 as compared to fiscal 2005

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

The increase in net cash used in investing activities in fiscal 2006 is primarily because we invested proceeds from the sale of businesses during fiscal 2006. As of March 31, 2005 we had received over $70 million from the sale of businesses, but much of the balance had not yet been invested.

Fiscal 2006 was a use of cash for financing activities because we repaid our $15.0 million line of credit, whereas fiscal 2005 was a source of cash from financing activities because we raised over $53 million in net proceeds from the issuance of common stock through a private equity financing and to employees.

Contractual obligations

At March 31, 2007, we had fixed non-cancellable contractual obligations including capital leases, operating leases and other non-cancelable contractual obligations as follows (in thousands):

Year Ending March 31,	Non- Cancelable Capital Leases	Non- Cancelable Operating Leases	Other Non- Cancelable Contractual Obligations	Total
2008	$6	$1,080	$1,983	$3,069
2009	6	637	40	683
2010	6	206	—	212
2011	2	36	—	38

Total	$20	$1,959	$2,023	$4,002

We also have fixed rate commitments to pay fees and royalties on music delivered to our customers, as well as various arrangements with product vendors and other marketing partners to pay fees when new customers from their sites subscribe to our services.

At March 31, 2007 we had no indebtedness for borrowed money.

We expect that as our existing capital leases and operating leases terminate over the next few years, we will enter into new agreements which will result in new obligations.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 1—Description of Business and Summary of Significant Accounting Policies to the consolidated financial statements appearing in Item 15 of this Annual Report, which are incorporated by reference into this Item 7.

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

Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To reduce this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, corporate bonds, U.S. agencies securities, asset-backed securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on these funds fluctuates with the prevailing interest rate. All of our short-term investments mature in less than one year.

The following table presents the amounts of our short-term investments that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2007. Our cash equivalents are invested in money market funds, commercial paper and corporate securities, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities (in thousands, except interest rates).

	Less than One Year	More than One Year	Total	Estimated Fair Value
Short-term investments	$36,414	—	$36,414	$36,414
Weighted-average interest rate	4.68%	—

We do not currently hold any variable interest rate debt. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold other derivative financial instruments in the future.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and short-term investments.

Exchange rate risk

We market our Napster service in North America, Japan and parts of Europe, resulting in transactions denominated in U.S. dollars, Canadian dollars, United Kingdom pounds, Euro and Japanese Yen. As such, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

Cash and cash equivalents are predominantly denominated in U.S. dollars. As of March 31, 2007 we held the equivalent of $5.6 million U.S. dollar of cash and cash equivalents in United Kingdom pounds, $1.8 million in Euro and $500,000 in other foreign currencies.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth at the pages indicated in Item 15(a).

Unaudited Quarterly Results of Operations

	Three Months Ended
	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005	June 30, 2005
	(in thousands, except per share data)
Net revenues	$29,133	$28,372	$25,460	$28,116	$26,779	$23,532	$23,379	$21,001
Gross margin	$7,964	$8,543	$6,934	$8,994	$7,490	$6,305	$5,092	$6,596
Net loss from continuing operations	$(7,543)	$(10,272)	$(9,002)	$(9,818)	$(7,314)	$(17,007)	$(13,612)	$(19,926)
Net loss	$(8,496)	$(9,510)	$(9,002)	$(9,818)	$(4,400)	$(17,007)	$(13,612)	$(19,926)
Net loss per share from continuing operations:
Basic and diluted	$(0.17)	$(0.24)	$(0.21)	$(0.23)	$(0.17)	$(0.40)	$(0.32)	$(0.46)
Net loss per share:
Basic and diluted	$(0.20)	$(0.22)	$(0.21)	$(0.23)	$(0.10)	$(0.40)	$(0.32)	$(0.46)
Weighted average shares used in computing net loss per share:
Basic and diluted	43,239	43,217	43,197	43,097	43,026	42,994	42,977	42,961

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment of internal controls over financial reporting, management has concluded that, as of March 31, 2007, our internal control over financial reporting was effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report that appears on page F-2.

Attestation Report of the Registered Public Accounting Firm.

The report required by this item is set forth on page F-2.

Changes in Internal Control over Financial Reporting.

There were no significant changes in our Company’s internal control over financial reporting identified in management’s evaluation during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be held on September 20, 2007. Information concerning our executive officers is included in Part I.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be held on September 20, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be held on September 20, 2007.

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

Under each of the 2000 Plan, 2001 Plan and 2003 Plan, our Board of Directors, or a committee of the Board, may grant stock options and restricted stock awards to employees and consultants of Napster or our subsidiaries and to Napster directors. The purchase price of any shares of our common stock subject to an award granted under any of these plans will be determined by our Board or a committee of the Board at the time of grant. Awards granted under these plans may be fully vested at grant or subject to a vesting schedule determined by our Board or a committee of the Board. Each option granted under these plans will expire not more than ten years after its date of grant. Unvested shares of restricted stock are subject to cancellation or to repurchase by Napster upon the termination of the holder’s employment or service. As of March 31, 2007, 1,726,658 restricted stock awards, net of cancellations, were granted under these plans.

On October 24, 2005, the Board of Directors terminated the authority to grant additional awards under the Directors Plan.

Employees participating in the ESPP may purchase common stock at the end of each purchase period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning or the end of the purchase period. Employees generally may contribute up to 10% of their base compensation to the purchase of stock under the plan, but may purchase no more than 750 shares of stock each purchase period. The plan operates in overlapping 24-month offering periods, and each offering period consists of four six-month purchase periods.

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

Summary Table.    The following table sets forth, for each of Napster’s equity compensation plans, the number of our shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of March 31, 2007.

Plan category	Number of shares of Napster common stock to be issued upon exercise of outstanding options(1)	Weighted average exercise price of outstanding options(2)	Napster common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	3,924,178	$7.56	7,153,415	(3), (4)
Equity compensation plans not approved by stockholders	65,000	$14.09	538,281	(5)

	3,989,178	$7.66	7,691,696

(1)	This column does not reflect shares that may be acquired under the ESPP in the current purchase period because that number is not determinable until the end of the period.
(2)	This column does not reflect the price of shares that may be acquired under the ESPP in the current purchase period because that price is not determinable until the end of the period.
(3)	Of these shares, 395,537 were available under the ESPP and the balance was available for option grants under our other stockholder-approved equity compensation plans. Up to 5,208,112 of these shares were available for restricted stock award grants under the 2001 Plan and 2003 Plan.
(4)	On April 1 of each year during the term of the 2001 Plan, the total number of shares available for award purposes under the 2001 Plan will increase by the lesser of 2,000,000 shares or 6% of the total number of common shares issued and outstanding as of the immediately preceding March 31, or a lesser number determined by the Board of Directors. On April 1 of each year during the term of the Employee Stock Purchase Plan, the total number of shares available for purchase under the ESPP will increase by the lesser of 100,000 shares or 1.5% of the total number of common shares issued and outstanding as of the immediately preceding March 31, or a lesser number determined by the Board of Directors. Accordingly, on April 1, 2007, the aggregate number of shares available for issuance under the 2001 Plan increased by 2,000,000 shares and the aggregate number of shares available for issuance under the ESPP increased by 100,000 shares. The information presented in this table was calculated as of March 31, 2007 and does not reflect these increases, or any possible future increases, to the number of shares available under these plans.
(5)	All of these shares are available for option and restricted stock award grants under the 2002 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be held on September 20, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders to be held on September 20, 2007.

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

NAPSTER, INC.

NAPSTER, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Napster, Inc.:

We have completed integrated audits of Napster, Inc.’s consolidated financial statements and of its internal control over financial reporting as of March 31, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Napster, Inc. and its subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, during the year ended March 31, 2007, the Company changed the manner in which it accounts for stock compensation costs.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Los Angeles, California

June 4, 2007

NAPSTER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$30,069	$46,812
Short-term investments	36,414	57,357
Accounts receivable, net of allowance for doubtful accounts of $10 at March 31, 2007 and $7 at March 31, 2006	1,418	1,042
Prepaid expenses and other current assets	6,547	6,182

Total current assets	74,448	111,393
Property and equipment, net	4,736	7,012
Goodwill	34,658	34,658
Identifiable intangible assets, net	7,729	—
Investment in unconsolidated entity	—	2,203
Other assets	158	275

Total assets	$121,729	$155,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,231	$3,279
Income taxes payable	3,393	4,139
Accrued liabilities	20,181	16,745
Deferred revenues	7,601	12,824

Total current liabilities	33,406	36,987
Long-term liabilities
Deferred income taxes	3,548	2,622
Other long-term liabilities	69	159

Total liabilities	37,023	39,768

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and outstanding: 44,770 shares at March 31, 2007 and 43,826 shares at March 31, 2006	45	44
Additional paid-in capital	262,730	260,198
Deferred stock-based compensation	—	(2,934)
Accumulated deficit	(178,194)	(141,368)
Accumulated other comprehensive income (loss)	125	(167)

Total stockholders’ equity	84,706	115,773

Total liabilities and stockholders’ equity	$121,729	$155,541

The accompanying notes are an integral part of these consolidated financial statements.

NAPSTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended March 31,
	2007	2006	2005
Net revenues	$111,081	$94,691	$46,729
Cost of revenues (1)	78,646	69,208	37,550

Gross margin	32,435	25,483	9,179
Operating expenses:
Research and development (1)	11,045	13,137	12,112
Sales and marketing (1)	34,213	51,741	39,249
General and administrative (1)	24,311	20,881	23,953
Amortization of intangible assets	271	1,265	1,936

Total operating expenses	69,840	87,024	77,250

Loss from continuing operations	(37,405)	(61,541)	(68,071)
Other income, net	4,018	2,811	1,091

Loss before income tax benefit (provision)	(33,387)	(58,730)	(66,980)
Income tax benefit (provision)	(1,257)	1,160	15,547
Loss from unconsolidated entity	(1,991)	(289)	—

Loss from continuing operations, after income taxes	(36,635)	(57,859)	(51,433)
Income (loss) from discontinued operations, net of tax effect (1)	(191)	2,914	21,927

Net loss	$(36,826)	$(54,945)	$(29,506)

Basic and diluted net loss per share:
Net loss per share from continuing operations, after income taxes	$(0.85)	$(1.35)	$(1.43)
Net income per share from discontinued operations, net of tax effect	$—	$0.07	$0.61

Basic and diluted net loss per share	$(0.85)	$(1.28)	$(0.82)

Weighted average shares used in computing net income (loss) per share
Basic and diluted	43,187	42,989	36,065

(1) Amounts reported include stock-based compensation expense as follows:
Cost of revenues	$36	$5	$—
Research and development	754	164	5
Sales and marketing	518	74	34
General and administrative	3,177	699	637
Discontinued operations	953	—	1,895

The accompanying notes are an integral part of these consolidated financial statements.

NAPSTER, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2004	33,543	34	195,971	(1,386)	(56,917)	5,318	143,020
Net loss	—	—	—	—	(29,506)	—	(29,506)
Foreign currency translation adjustments	—	—	—	—	—	(4,481)	(4,481)
Unrealized gain on short-term investments	—	—	—	—	—	883	883

Total comprehensive loss							(33,104)

Issuance of common stock to Best Buy, Inc. in connection with marketing agreement	1,100	1	4,909	—	—	—	4,910
Issuance of common stock under employee stock plans	1,152	1	5,184	—	—	—	5,185
Issuance of common stock upon exercise of warrant	66	—	—	—	—	—	—
Stock-based compensation related to option acceleration	—	—	1,663	—	—	—	1,663
Amortization of deferred stock-based compensation and other	—	—	21	853	—	—	874
Stock-based compensation related to option issued to non-employee	—	—	34	—	—	—	34
Issuance of common stock from private equity funding	7,100	7	48,804	—	—	—	48,811

Balance at March 31, 2005	42,961	43	256,586	(533)	(86,423)	1,720	171,393
Net loss	—	—	—	—	(54,945)	—	(54,945)
Foreign currency translation adjustment	—	—	—	—	—	(1,169)	(1,169)
Unrealized loss on short-term investments	—	—	—	—	—	(718)	(718)

Total comprehensive loss							(56,832)

Issuance of common stock under employee stock plans, net	865	1	3,538	(3,269)	—	—	270
Amortization of deferred stock-based compensation	—	—	—	868	—	—	868
Stock-based compensation related to stock awards issued to non-employees	—	—	74	—	—	—	74

Balance at March 31, 2006	43,826	44	260,198	(2,934)	(141,368)	(167)	115,773
Net loss	—	—	—	—	(36,826)	—	(36,826)
Foreign currency translation adjustment	—	—	—	—	—	199	199
Unrealized gain on short-term investments	—	—	—	—	—	93	93

Total comprehensive loss							(36,534)

Reversal of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(2,934)	2,934	—	—	—
Issuance of common stock under employee stock plans, net	944	1	28	—	—	—	29
Stock-based compensation related to stock awards	—	—	5,438	—	—	—	5,438

Balance at March 31, 2007	44,770	$45	$262,730	$—	$(178,194)	$125	$84,706

The accompanying notes are an integral part of these consolidated financial statements.

NAPSTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(36,826)	$(54,945)	$(29,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,474	4,699	8,849
Amortization of prepaid marketing expenses	630	1,932	3,961
Stock-based compensation charges	5,438	942	2,571
Other non-cash charges	—	524	517
Change in fair market value of investment hedge	—	684	342
Gain on sale of businesses	—	(6,540)	(32,077)
Deferred tax expense	926	926	1,696
Loss from unconsolidated entity	1,991	289	—
Change in operating assets and liabilities, net of effects of acquisition and divestiture:
Accounts receivable	(364)	1,074	2,454
Prepaid expenses and other current and long term assets	1,397	(1,422)	862
Accounts payable	(1,098)	(3,260)	4,418
Income taxes payable	(757)	21	(45)
Accrued liabilities	3,243	5,998	(2,466)
Deferred revenues	(6,616)	4,603	8,068
Other current and long-term liabilities	(68)	(53)	(178)

Net cash used in operating activities	(28,630)	(44,528)	(30,534)

Cash flows from investing activities:
Purchases of property and equipment	(924)	(5,003)	(2,266)
Proceeds from sale of Consumer Software Division, net	2,200	—	68,966
Proceeds from sale of GoBack product line, net	—	—	2,760
Purchase of AOL Music Now assets	(11,050)	—	—
Purchases of short-term investments	(86,191)	(159,456)	(74,820)
Proceeds from maturities and sale of short-term investments	107,226	138,807	80,424
Transfer from restricted cash	—	—	1,735
Investment in (return on investment from) unconsolidated entity	223	(2,714)	—

Net cash provided by (used in) investing activities	11,484	(28,366)	76,799

Cash flows from financing activities:
Principal payment of capital lease obligation and line of credit	(33)	(15,112)	(594)
Issuance of common stock under employee stock plans, net	29	202	5,185
Issuance of common stock from private equity financing, net	—	—	48,624

Net cash provided by (used in) financing activities	(4)	(14,910)	53,215

Effect of exchange rates on cash	407	(800)	(975)
Change in cash and cash equivalents	(16,743)	(88,604)	98,505
Cash and cash equivalents at beginning of period	46,812	135,416	36,911

Cash and cash equivalents at end of period	$30,069	$46,812	$135,416

The accompanying notes are an integral part of these consolidated financial statements.

NAPSTER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended March 31,
	2007	2006	2005
Supplemental cash flow information:
Cash paid for interest	$32	$161	$711

Cash paid for income taxes	$245	$295	$803

Non-cash disclosure of investing and financing activities:
Unrealized gains (losses) on short-term investments, net	$93	$(718)	$883

Assets acquired under capital leases	$—	$22	$593

The accompanying notes are an integral part of these consolidated financial statements.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Napster was incorporated in Delaware in August 2000 and is a leading provider of online music for the consumer market. Our digital music distribution services enable fans to sample, listen to and purchase from one of the world’s largest and most diverse online music catalogs utilizing a secure and legal platform. Napster users have access to songs from all major labels and hundreds of independent labels, and are able to stream or download those songs and store them on a variety of media including personal computers, CDs, DVDs, MP3 players and music-enabled cellular phones.

Subscribers to the Napster service are given unlimited access to our more than 4 million song catalog, and have the ability to download music with high quality sound, enjoy their music in an advertising-free environment and access many features including radio, Billboard charts and many community features on their PC and portable devices. The Napster service is currently available in the United States, Canada, the United Kingdom, Germany and Japan.

Until December 17, 2004, Napster was known as “Roxio, Inc.” and operated its business in two divisions, the consumer software division (“CSD“) and the online music distribution division, also known as the Napster division. On December 17, 2004, Napster completed the sale of substantially all of the assets and liabilities of CSD to Sonic Solutions, a California corporation (“Sonic”). The divestiture of CSD was accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and, accordingly, the results of operations of the CSD are no longer presented within continuing operations.

Since the sale of CSD in December 2004, Napster has focused exclusively on the online music distribution business under the Napster brand and, since January 3, 2005, has been traded on the Nasdaq Stock Market under the symbol “NAPS”.

Liquidity and Capital Resources

Napster has incurred losses and negative cash flows from operations since the inception of the Company’s music distribution business in fiscal 2004. For the year ended March 31, 2007, we incurred an after tax net loss from continuing operations of $36.6 million, a net loss of approximately $36.8 million and negative cash flows from operations of approximately $28.6 million. However, we believe that our existing cash resources will be adequate to fund our operations for at least the next twelve months.

Consolidation and basis of presentation

The accompanying consolidated financial statements present the results of operations, financial position, changes in stockholders’ equity and cash flows applicable to the operations of Napster and its wholly or majority-owned subsidiaries, after elimination of intercompany accounts and transactions. Napster owns 100% of all subsidiaries other than Napster, LLC, of which it owns 99.6%. There is no minority interest in Napster, LLC during the periods presented because the Company is obliged to fund all operating losses of the entity. Investments in entities where Napster does not have control but exerts significant influence are recorded on the equity basis of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18“).

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency translation

The functional currency for Napster’s foreign subsidiaries is the respective local currency. These subsidiaries consist of entities in the United Kingdom, Germany and Luxembourg, as well as other subsidiaries sold to Sonic during December 2004 or since liquidated. For these entities, Napster translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss.

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

Cash, cash equivalents and short-term investments

Cash equivalents and short-term investments consist primarily of money market funds, corporate bonds, municipal securities, U.S. government securities, asset-backed securities and commercial paper. Napster classifies its short-term investments into categories in accordance with the provisions of SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Short-term investments are classified as available-for-sale, which are reported at fair market value with the related unrealized gains and losses, net of taxes, included in other comprehensive income (loss).

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

Realized gains and losses, declines in the value of securities judged to be other than temporary, and interest and dividends on all securities are included in interest and other income, net. Napster reviews its investment portfolio to identify and evaluate investments that have indications of other than temporary impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and Napster’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The fair value of the Napster’s cash equivalents and investments are based on quoted market prices. Realized gains and losses are computed using the specific identification method.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

The carrying values of Napster’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate fair market value due to their short maturities.

Concentrations of credit risk

Financial instruments that potentially subject Napster to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term investments.

Napster maintains its cash, cash equivalents and short-term investments with high quality financial institutions and, as part of its cash management process, performs periodic evaluations of the relative credit standing of these financial institutions. Amounts deposited with these institutions may exceed federal depository insurance limits. In addition, the portfolio of investments conforms to Napster’s policy regarding concentration of investments, maximum maturity and quality of investment.

Prepaid Marketing Expenses

Napster recognizes up front advance payments for marketing fees in prepaid expenses and other current assets. Prepaid marketing expenses consist of amounts paid to strategic marketing partners and media placement firms for future marketing services and benefits. These prepayments are expensed as marketing services are received, based on fair values of the services received, limited to the contractual value, or based on the fair value of the benefits received. The recoverability of these balances is subject to regular review by management.

Advertising costs

Advertising costs are expensed as incurred and were approximately $22.5 million in fiscal 2007, $38.0 million in fiscal 2006 and $26.5 million in fiscal 2005.

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

Software held for sale.    Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company has not capitalized any such software development costs as technological feasibility is generally not established until a working model is completed at which time substantially all development is complete.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and identifiable intangible assets

Napster accounts for goodwill and identifiable intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Napster evaluates the carrying value of goodwill on an annual basis. Napster will adjust the carrying value if the asset’s value has been impaired and more frequently if certain impairment indicators are present.

Identifiable intangible assets are amortized over their estimated useful lives reflecting the pattern in which the economic benefits of the intangible assets are consumed. When circumstances warrant, Napster periodically evaluates any possible impairment of long-lived assets, including intangible assets other than goodwill.

Investment in unconsolidated subsidiary

Napster accounts for its investment in a joint venture in Japan as an equity method investment under APB No. 18, based on its ability to exert significant influence over but not control the joint venture. Under this method, Napster records its investment at the amount of capital contributed plus its percentage interest in the joint venture’s income or loss. Any cumulative loss recorded by Napster is limited to its contributed capital because it is not obligated to provide additional capital contributions to the joint venture. The joint venture is a variable interest entity in accordance with FASB Interpretation 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”.

Accrued publishing fees

Under copyright law we are required to pay licensing fees for compositions embodied in digital sound recordings and for the sound recordings themselves that we deliver in our Napster service. Copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory licenses where voluntary negotiations are unsuccessful, by arbitration. There are certain geographies and agencies for which we have not yet completed negotiations with regard to the royalty rate to be applied to the current or historic sales of our digital music offerings. We accrue for the cost of these fees in accordance with SFAS No. 5, “Accounting for Contingencies”, based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. To the extent negotiated rates are significantly different than management’s current estimate, our financial statements may be affected.

Revenue recognition

Napster recognizes revenues in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” (“SAB 104”), EITF 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). In general, Napster recognizes revenue, net of sales related taxes, when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the product or services have been delivered and collectibility of the resulting receivable is reasonably assured.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Music subscriptions are paid in advance, typically for monthly or annual periods. Music subscription revenues are recognized ratably on a daily basis over the subscription period. Revenues from sales of individual songs or albums by download are recognized at the time the music is delivered, digitally, to the end user. Revenues from pre-paid cards and promotions are deferred and then generally recognized as (i) tracks are downloaded by the end users, or (ii) if redeemed for a subscription, over the subscription period. In cases where prepaid promotions are not expected to be redeemed, revenue is recognized when Napster has no further obligation to provide services or refund the associated prepayments (“breakage“). Effective in October 2006, revenue from prepaid cards is recognized ratably over the usage period, including estimated breakage based on historical experience. Prior to October 2006 we did not have sufficient historical experience to estimate prepaid card breakage rates, and recognized prepaid card breakage only when our obligation to honor the redemption of the prepaid card had legally expired. Revenues from licensing of Napster trademarks are recognized upon receipt of royalty reports from the licensee or, for prepaid royalties, when the Company provides or has no further obligation to provide services.

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

Income taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”.) Deferred taxes result from differences between the financial and tax bases of Napster’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by Napster.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 109, we have recognized a tax benefit in continuing operations and an equal offsetting additional tax provision in the discontinued operation in each period that continuing operations had a loss that can be applied to offset income from the discontinued operation.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires the disclosure of comprehensive income (loss) to reflect changes in equity that result from transactions and economic events from non-owner sources. Accumulated other comprehensive loss for the periods presented represents foreign currency translations associated with Napster’s international operations and unrealized gains and losses on available for sale securities.

Net income (loss) per share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, less unvested restricted stock as required by SFAS No. 128, “Earnings per Share”, because issued and outstanding unvested restricted stock must be returned to the Company if vesting does not occur. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential shares outstanding during the period. Dilutive potential shares have consisted of warrants, common stock issuable upon exercise of stock options and unvested restricted stock, computed using the treasury stock method.

Dilutive potential shares excluded from the calculation because their effect would have been anti-dilutive totaled 5.5 million in fiscal 2007, 5.1 million in fiscal 2006 and 5.0 million in fiscal 2005.

Stock-based compensation

Effective April 1, 2006, Napster adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based awards issued to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes Napster’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), for periods beginning April 1, 2006. In March 2005, the SEC issued SAB No. 107, “Share-Based Payment” (“SAB 107”) relating to SFAS No. 123(R). Napster has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Napster adopted SFAS No. 123(R) using the modified prospective method, which requires the application of the accounting standard as of April 1, 2006, the first day of the Company’s fiscal year. In accordance with the modified-prospective transition method, Napster’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of adopting SFAS No. 123(R). Effective April 1, 2006, stock-based compensation expense includes compensation expense for (1) all stock-based compensation awards granted prior to but not vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and (2) all stock-based compensation awards granted or modified after April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS No. 123(R), Napster presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123(R), on April 1, 2006, Napster reclassified the balance of deferred compensation expense to additional paid-in capital on its consolidated balance sheet.

Under SFAS No. 123(R), compensation expense for all share-based compensation awards is recognized on a straight-line basis over the period the employee performs the related services, generally the vesting period of four years, net of estimated forfeitures. The application of the estimated forfeiture rate under SFAS No. 123(R) to unvested restricted stock awards as of April 1, 2006 was not material. Napster estimates forfeitures based on historical experience and revises the rates, if necessary, in subsequent periods if actual forfeitures differ from previous estimates.

Prior to adopting SFAS No. 123(R), Napster accounted for stock-based compensation to employees in accordance with intrinsic value method specified in APB No. 25. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the measurement date between the fair value of Napster’s common stock and the amount an employee must pay to acquire the common stock. The compensation expense is recognized over the periods the employee performs the related services, generally the vesting period of four years.

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

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes computational guidance to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee stock-based compensation, and a simplified method to determine the subsequent impact on the APIC Pool for employee stock-based compensation awards that are vested and outstanding upon adoption of SFAS 123(R).

Recent accounting pronouncements

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN 48 will have on its consolidated financial position, cash flows, and results of operations.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. The accounting provisions of SFAS 157 will be effective for the Company beginning April 1, 2008. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. The provisions of SAB 108 are effective for the Company for the fiscal year ended March 31, 2007. The adoption of SAB 108 did not have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS 159 will be effective for the Company’s fiscal year beginning April 1, 2008. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2—ASSET ACQUISITION AND DIVESTITURES

Assets purchased from AOL Music Now, LLC

On January 11, 2007, Napster, LLC, a subsidiary of Napster, entered into an Asset Purchase Agreement with AOL Music Now, LLC and AOL, LLC, respectively, collectively referred to as “AOL” and an Advertising Agreement with AOL, LLC, collectively the “Agreement”. Under the terms of the Agreement, Napster, LLC will pay $11.2 million to AOL in exchange for all of the subscribers to AOL’s Music Now service, together with certain related assets and liabilities. Additionally, Napster, LLC was granted certain exclusive advertising rights throughout the AOL Music Channel for one year, subject to renewal upon the achievement of certain milestones, and AOL guaranteed to deliver a minimum amount of advertising impressions to the Company. Napster, LLC paid $11.1 million in cash to AOL in January 2007.

Napster LLC accounted for the assets acquired based on their fair value. The allocation of the purchase price to the net assets acquired is summarized below (in thousands):

Allocation of purchase price:
Customer intangible	$8,000
Prepaid marketing	4,422
Unearned Fees	(1,228)

Net assets acquired	$11,194

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Divestiture

As described in Note 1, on December 17, 2004 Napster sold substantially all of the assets and liabilities constituting CSD, including all of the capital stock of certain international subsidiaries historically included in CSD. The remaining international subsidiaries historically included in CSD were substantially liquidated as of December 17, 2004. In exchange for the assets of CSD, Sonic paid a total of $74.7 million in cash and 653,837 shares of Sonic’s common stock, valued at approximately $13.6 million as of the closing date. During fiscal 2005 Napster recognized a $30.4 million gain on the sale of CSD.

Napster had no ongoing activity in the discontinued operation during fiscal 2007 and 2006. The loss from discontinued operations in fiscal 2007 is comprised of an additional charge related to stock-based compensation on options issued primarily from fiscal 2002 to 2005, offset by the net tax benefit from the favorable resolution of previously provided tax contingencies related to CSD. During March 2006, Napster and Sonic settled all adjustments described in the divestiture agreement and Napster recognized an additional $4.5 million gain on the divestiture, net of taxes. During fiscal 2005 Napster recognized $54.5 million of revenue and $40.3 million of pre-tax income from the discontinued operations.

NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and cash equivalents

Napster’s cash and cash equivalents consist of the following (in thousands):

	March 31,
	2007 Fair Value	2006 Fair Value
Cash	$13,238	$6,359

Cash equivalents:
Commercial paper	6,657	22,773
Corporate securities	1,507	—
Certificates of deposit	—	1,106
Money market securities	8,667	16,574

Total cash equivalents	16,831	40,453

Total cash and cash equivalents	$30,069	$46,812

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments

Napster’s short-term investments consist of the following (in thousands):

	March 31,
	2007 Fair Value	2006 Fair Value
Commercial paper	$15,096	$5,041
Asset backed securities	5,188	—
Certificates of deposit	—	3,979
Corporate securities, including Sonic common stock	13,924	25,399
Municipal securities	2,206	9,815
U.S. agencies securities	—	5,578
Foreign currency conversion in transit	—	7,545

Total short-term investments	$36,414	$57,357

All $36.4 million of short-term investments at March 31, 2007 mature in less than one year. Approximately $54.6 million of the short-term investments as of March 31, 2006 mature in less than one year. The remaining short-term investments as of March 31, 2006 had effective maturity dates between one and two years.

Realized gains and losses, amortization and accretion on cash equivalents and short-term investments, net, totaled $1.4 million, $1.8 million and $506,000 in fiscal 2007, 2006 and 2005, respectively. Gross realized losses on short-term investments in fiscal 2007, 2006 and 2005 were not significant. Additionally, gross unrealized gains on cash equivalents and short-term investments were $2,000 and $4,000 as of March 31, 2007 and March 31, 2006, respectively, and gross unrealized losses were $20,000 and $114,000 as of March 31, 2007 and March 31, 2006, respectively.

Napster has determined that the gross unrealized losses on its available-for-sale securities as of March 31, 2007 are temporary in nature and no realizable impairment has occurred.

As of March 31, 2006, a third party held $7.5 million in U.S. dollar funds that had been converted from Danish Kroner to U.S. dollars on March 30, 2006. The U.S. dollars were re-deposited into Napster’s bank account in Denmark by the third party on April 3, 2006.

NOTE 4—BALANCE SHEET DETAIL

Prepaid expenses and other current assets (in thousands)

	March 31,
	2007	2006
Prepaid marketing expense	$3,792	$1,381
Receivable from Sonic related to divestiture	—	2,200
Prepaid expenses and other current assets	2,755	2,601

Total prepaid expenses and other current assets	$6,547	$6,182

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment, net (in thousands)

	Useful Life	March 31,
		2007	2006
Computer equipment and software	3 -5 years	$10,086	$10,142
Furniture and fixtures	3 -8 years	391	390
Leasehold improvements	Life of lease	625	785
Capitalized software development costs	3 - 5 years	3,756	3,494

		14,858	14,811
Less: Accumulated depreciation and amortization		(10,122)	(7,799)

Property and equipment, net		$4,736	$7,012

Depreciation expense in continuing operations totaled $3.2 million in fiscal 2007, $3.3 million in fiscal 2006 and $2.9 million in fiscal 2005.The amortization of capitalized software development costs, included in depreciation expense in continuing operations, totaled $1.0 million in fiscal 2007, $217,000 in fiscal 2006 and $162,000 in fiscal 2005. Unamortized capitalized software development costs were $2.2 million and $3.0 million at March 31, 2007 and 2006, respectively.

Accrued liabilities (in thousands)

	March 31,
	2007	2006
Accrued affiliate and content liabilities	$9,536	$9,328
Accrued publishing fees	6,589	3,949
Accrued compensation and related expenses	1,825	1,152
Other accrued liabilities	2,231	2,316

Total accrued liabilities	$20,181	$16,745

Deferred revenue (in thousands)

	March 31,
	2007	2006
Unearned subscription revenue	$5,085	$4,592
Unredeemed prepaid card and promotional content	957	6,929
Unearned hardware and license revenue	1,009	1,012
Other deferred revenue	550	291

Total deferred revenue	$7,601	$12,824

All deferred revenue and other benefits as of March 31, 2007 are expected to be earned during fiscal 2008 as the services will be delivered or the items otherwise qualify for revenue recognition in accordance with SAB 104. All but approximately $1 million of deferred revenue and other benefits as of March 31, 2006 were earned during fiscal 2007.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

In May 2003, Napster acquired substantially all of the ownership of Napster, LLC, formerly known as Pressplay, a provider of an online music service. Napster recorded a total of $34.7 million of goodwill in connection with the acquisition during fiscal 2004. At March 31, 2007 and 2006, Napster compared its market value to its net book value and determined that goodwill was not impaired as the fair value exceeded the net book value.

Identifiable intangible assets, net (in thousands)

	March 31,
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identified intangible assets:
Patents	$376	$376	$376	$376
Trademarks	5,982	5,982	5,982	5,982
Customer intangible	8,000	271	—	—

Total	$14,358	$6,629	$6,358	$6,358

Net book value		$7,729		$—

Amortization of identifiable intangible assets in continuing operations was $271,000 in fiscal 2007, $1.3 million in fiscal 2006 and $2.1 million in fiscal 2005.

NOTE 6—INVESTMENT IN UNCONSOLIDATED ENTITY

On October 14, 2005, the Company entered into a Joint Venture Operating Agreement with Tower Records Japan, Inc. (“Tower Japan”), relating to the formation and operation of a Japan-based joint venture company (the “Joint Venture”) for the purpose of operating the Napster music service online in Japan. During 2006, the Company contributed 308.7 million Japanese yen ($2.4 million as of the dates of the contributions) in exchange for a 31.5% ownership interest and Tower Japan contributed a total of 671.3 million Japanese yen for a 68.5% ownership interest. Tower Japan is obligated to arrange or provide debt or equity funding, including through an unsecured revolving line of credit. Napster has no obligation to fund future losses or make additional contributions other than the investment described above. The Company and Tower Japan have customary shareholder rights in the Joint Venture, including veto rights, rights to appoint directors and officers and rights of first refusal.

Under the terms of the agreement, the Company licensed platform technology and trademarks in exchange for fixed rate royalties. During 2007, Napster received approximately $850,000 of prepaid royalties, of which approximately $100,000 were recognized as revenue, $550,000 remain in deferred revenue at March 31, 2007, and approximately $200,000 were reflected as a return of investment.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2007 and 2006, $331,000 and $114,000, respectively, are reflected in other current assets. These amounts are due from the Joint Venture for certain direct costs which were incurred by Napster and reimbursable by the Joint Venture. During fiscal 2006, Napster received 50 million Japanese yen ($424,000 on dates of receipt) for the services provided to localize the service for the Japan market. In fiscal 2007, when these services were completed, the Company recognized this amount, net of its investment, as revenue.

NOTE 7—INCOME TAXES

The components of loss from continuing operations before income tax benefit (provision) for income taxes are as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005
Continuing operations:
Domestic	$(24,565)	$(57,314)	$(67,222)
Foreign	(8,822)	(1,416)	242

Loss from continuing operations	$(33,387)	$(58,730)	$(66,980)

The components of the income tax benefit (provision) from continuing operations are as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005
Federal:
Current	$(206)	$1,880	$15,355
Deferred	(810)	(810)	(1,485)
Foreign:
Current	(40)	(49)	(115)
State:
Current	(85)	255	2,004
Deferred	(116)	(116)	(212)

Total income tax benefit (provision)	$(1,257)	$1,160	$15,547

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of Napster’s deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2007	2006
Net operating loss carryforwards	$40,298	$38,028
Research & development	8,253	—
Accrued liabilities and other provisions	5,073	3,534
Deferred revenue	1,123	3,458
Compensatory accruals	3,781	1,755
Tax credit carryforwards	1,594	1,594
Other, net	54	122

Total	60,176	48,491
Less: Valuation allowance	(60,176)	(48,491)

Deferred tax assets	—	—
Deferred tax liabilities associated with tax deductible goodwill	(3,548)	(2,622)

Net deferred tax liabilities	$(3,548)	$(2,622)

Napster has established a valuation allowance against its gross deferred tax assets that are not deemed more likely than not to be recoverable prior to expiration. In establishing the valuation allowance, Napster considered, among other factors, its historical losses of the online music business, and projections for the future. The valuation allowance increased by $11.7 million, $25.8 million and $3.5 million during fiscal years 2007, 2006 and 2005, respectively. During December 2006 Napster made an election to capitalize research and development expenses. This election resulted in an additional $8.3 million deferred tax asset, against which the Company applied a full valuation allowance during fiscal 2007.

During January 2005, following the divestiture of CSD, which utilized substantially all of our tax operating losses, Napster decided to make a tax election to step up the basis in Pressplay goodwill for tax purposes. As a result, the Pressplay goodwill is deductible for tax purposes, and in accordance with SFAS No. 109, this tax deduction represents a taxable temporary difference. As of December 31, 2004, due to our history of losses and the fact that this deferred tax liability would reverse only if the business was sold or the goodwill impaired, reversal of the deferred tax liability is not reasonably assured. Accordingly, a deferred tax liability and related expense for this item of approximately $3.5 million has been recorded.

At March 31, 2007, Napster had approximately $82.3 million and $77.8 million in federal and state net operating loss carryforwards with expirations beginning in 2024 and 2014, respectively. In addition, Napster had approximately $10.2 million in foreign net operating loss carryforwards, which can be carried forward indefinitely. Finally, Napster had approximately $1.6 million in tax credit carryforwards with expirations beginning in 2007.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax benefit (provision) differs from the amount computed by applying the federal statutory tax rate to the loss from continuing operations as follows:

	Year Ended March 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State tax benefit, net of federal benefit	5.6%	5.0%	5.0%
Increase in valuation allowance	(44.4)%	(38.0)%	(16.4)%
Stock-based compensation	—%	—%	(0.4)%

Effective income tax rate	(3.8)%	2.0%	23.2%

Napster has not accrued income taxes on accumulated undistributed earnings from continuing operations of its non-U.S. subsidiaries, as these earnings will be reinvested indefinitely. Napster does not anticipate that it will incur any material U.S. income or foreign withholding taxes when cash is repatriated to the United States.

NOTE 8—LINE OF CREDIT

During fiscal 2005 and 2006 Napster had an agreement with Silicon Valley Bank to provide a $17.0 million revolving line of credit, collateralized by substantially all of Napster’s assets. At March 31, 2006, no amounts were borrowed under the line of credit. Napster had no borrowings under the line during fiscal 2007, and terminated the line during October 2006. Napster was in compliance with all financial covenants under the line of credit at all times.

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock

Napster is authorized to issue 10 million shares of preferred stock, $0.001 par value. No shares of preferred stock were issued or outstanding at March 31, 2006 and 2007.

Common Stock

On January 24, 2005, Napster issued 7,100,000 shares of common stock in a private placement to certain accredited investors. The shares were sold at a price of $7.35 per share with gross proceeds of $52.2 million. The gross proceeds were reduced by placement fees and legal fees totaling approximately $3.6 million.

On June 17, 2004, Napster entered into a Common Stock Purchase Agreement with Best Buy Enterprise Services, Inc. and issued approximately 1.1 million shares of common stock valued at approximately $5.0 million.

The Company issues new shares of its common stock to satisfy stock option exercises. As of March 31, 2007, Napster has reserved shares of common stock for future issuance as follows:

Stock option and award plans	11,285,337
Employee stock purchase plan (ESPP)	395,537

Total reserved shares of common stock for future issance	11,680,874

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—EMPLOYEE BENEFIT PLANS

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

The Company’s stock plans provide that stock options and restricted stock award vesting will be accelerated in the event of a change in control, as defined in the respective stock plan. During December 2004, the Board authorized that all stock options for terminated CSD employees would be vested in full as of the employee’s termination date. The vesting of options to purchase a total of 728,420 shares of common stock was accelerated pursuant to this authorization, and the Company recorded a $1.7 million stock based compensation charge in results from discontinued operations in fiscal 2005.

During fiscal 2004, the Board of Directors granted to the Company’s chief executive officer options to purchase 300,000 shares of common stock. This grant was contingent upon the approval by stockholders. The options were granted at a price below the fair market value on the date of the stockholders’ approval, which resulted in an $897,000 deferred stock compensation charge. This amount is being amortized over the vesting period of the options. Approximately $224,000 of amortization expense was recorded and included in stock-based compensation charges each year in fiscal 2007, 2006 and 2005.

Stock Options

The following table summarizes information about stock option activity under Napster’s stock plans:

	Year Ended March 31, 2007		Year Ended March 31, 2006		Year Ended March 31, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	4,321,637	$7.52	5,016,826	$7.48	5,960,184	$9.13
Granted:	26,700	$4.05	9,000	$6.25	1,944,100	$4.71
Exercised	(23,532)	$4.13	—	$—	(1,026,691)	$4.69
Forfeited	(130,912)	$4.57	(347,560)	$5.88	(276,555)	$6.57
Expired	(204,715)	$6.52	(356,629)	$8.61	(1,584,212)	$12.24

Outstanding, end of year	3,989,178	$7.66	4,321,637	$7.52	5,016,826	$7.48

Exercisable, end of year	3,412,989	$8.10	3,028,677	$8.52	2,320,244	$9.85

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$3.48–$4.05	503,879	5.49	$3.87	469,642		$3.86
$4.13–$5.86	1,240,753	6.64	$4.22	841,987		$4.24
$5.86–$7.47	680,563	6.00	$7.41	602,314		$7.41
$7.92–$9.53	798,233	4.49	$8.51	733,296		$8.51
$13.00–$16.55	765,750	4.47	$15.07	765,750		$15.07

	3,989,178	5.54	$7.66	3,412,989	5.23	$8.10

The total intrinsic value of options exercised during the years ended March 31, 2007, 2006 and 2005 was $10,200, zero and $3.6 million, respectively. The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2007 was insignificant. As of March 31, 2007, there was $1.7 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over the weighted-average periods of 1.33 years.

During the years ended March 31, 2007, 2006 and 2005, the Company recorded $3.9 million, $239,000 and $2.5 million, respectively, of stock-based compensation related to options. The amount for fiscal 2007 includes an out-of-period adjustment totaling $650,000 to continuing operations and $950,000 to discontinued operations to record adjustments related to stock-based compensation on options issued primarily from fiscal 2002 to 2005. Management has concluded that this adjustment is immaterial to the fiscal 2007 and all prior periods’ financial statements. This adjustment arose due to management’s determination that its process prior to 2005 for granting certain stock options to employees resulted in incorrect measurement dates for financial statement reporting purposes. Management has determined, and the audit committee has concurred, that these incorrect measurement dates did not arise due to intentional misconduct.

Prior to fiscal 2007, under SFAS No. 123, Napster selected the Black-Scholes option-pricing model to determine the estimated fair value at the date of grant for stock options. Napster used the straight-line method to amortize its stock–based compensation expense over the vesting period of these options, which is generally four years. We used the following the weighted-average assumptions to calculate the fair value of the stock options in fiscal 2006 and 2005: (1) expected volatility was 95% for both years, (2) risk-free interest rate was 3.80% and 3.32% for fiscal 2006 and 2005, respectively, (3) expected life was 4 years for both years and (4) there was no expected dividend yield.

Under the Black-Scholes option pricing model, the weighted average fair value of stock options at date of grant was $4.26 and $3.21 per share for options granted during fiscal 2006 and 2005, respectively.

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

The following table summarizes information about restricted stock awards activity under Napster’s stock plans:

	Year Ended March 31,
	2007		2006
	Unvested Shares	Weighted Average Grant Date Fair Value	Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of year	784,810	$4.17	—	$—
Awarded/granted	1,304,750	$3.95	1,003,031	$4.14
Vested	(197,508)	$4.17	(16,903)	$3.52
Forfeited	(379,805)	$3.89	(201,318)	$4.13

Outstanding, end of year	1,512,247		784,810

Napster did not grant any restricted stock awards during the year ended March 31, 2005.

The total fair value on the vesting date of restricted stock awards that vested during fiscal 2007 and 2006 was $658,000 and $59,000, respectively. As of March 31, 2007, there was $3.8 million of total unrecognized compensation expense related to unvested restricted stock awards, which is expected to be recognized over the weighted-average periods of 2.80 years.

Prior to the Adoption of SFAS No. 123(R)

The following table illustrates the effect on net loss and net loss per share if Napster had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in periods prior to the adoption of SFAS 123(R) (in thousands, except per share amounts):

	Year Ended March 31,
	2006	2005
Net loss, as reported	$(54,945)	$(29,506)
Add:
Stock-based employee compensation expense included in reported net loss	868	2,537
Deduct:
Stock-based employee compensation expense determined under fair value method for all awards	(4,209)	(10,768)

Pro forma net loss	$(58,286)	$(37,737)

Net loss per share:
Basic and diluted—as reported	$(1.28)	$(0.82)
Basic and diluted—pro forma	$(1.36)	$(1.05)
Weighted average shares used in computing net loss and pro forma net loss per share:
Basic and diluted shares	42,989	36,065

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Segment information

Effective December 17, 2004, Napster operates in a single segment. Prior to December 17, 2004, Napster operated its business in two reportable segments or divisions: CSD and the online music distribution division. Following the sale of the CSD, only one reportable segment remains.

Geographic information

Net revenue, by countries

The following table presents net revenues from continuing operations by country based on the entity that received the revenue (in thousands):

	Year Ended March 31,
	2007	2006	2005
United States	$92,227	$83,054	$41,842
Europe	18,854	11,637	4,887

Total revenues	$111,081	$94,691	$46,729

Cash, cash equivalents and investments

The following table presents cash, cash equivalents and short-term investments held in entities organized in the following legal jurisdictions (in thousands):

	March 31,
	2007	2006
United States	$59,647	$93,948
United Kingdom	1,204	1,837
Denmark	—	7,545
Luxembourg	5,296	—
Germany	336	839

Total cash, cash equivalents and investments	$66,483	$104,169

Napster does not anticipate that it will incur any material U.S. income or foreign withholding taxes when cash is repatriated to the United States.

Long-lived assets

The following table presents long-lived assets, excluding goodwill, identifiable intangible assets and investment in unconsolidated entity, by country based on the location of the assets (in thousands):

	March 31,
	2007	2006
United States	$4,815	$7,201
Other	79	86

Total long-lived assets	$4,894	$7,287

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES

Lease commitments

Napster leases its operating facilities and certain equipment under non-cancelable operating leases, which expire at various dates ranging from fiscal 2008 through fiscal 2011. Rent expense under all operating leases included in continuing operations was $1.4 million, $1.5 million and $1.2 million in fiscal 2007, 2006 and 2005, respectively.

At March 31, 2007, the future minimum lease payments under non-cancelable operating leases total $1.1 million, $637,000 and $242,000 for fiscal 2008, 2009, and 2010 and later, respectively.

Litigation

Napster and Napster, LLC’s predecessor, Pressplay, have been notified by a number of companies that the Pressplay and Napster digital music services may infringe patents or copyrights owned by those companies. Napster is investigating the nature of these claims and the extent to which royalties may be owed by Napster and Pressplay to these entities. The ultimate resolution of these claims cannot be determined at this time.

On October 8, 2004, SightSound Technologies, Inc. (“SightSound”) filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania (Case No. 2:04-cv-1549) alleging infringement of certain of its patents by the Napster service. SightSound is demanding monetary damages and injunctive relief. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. The court proceedings have been administratively closed pending the outcome of Napster’s reexamination application. In or around November 2005, SightSound sold the patents in question to a subsidiary of General Electric for an undisclosed amount. The Patent Office recently rejected all of the claims of each of the patents.

On August 5, 2005, Ho Keung Tse filed suit against Apple Computer, Inc., Napster, MusicMatch, Inc., Sony Connect, Inc., Yahoo, Inc. and RealNetworks, Inc. in U.S. District Court for the District of Maryland (Case No. 1:05-cv-2149) alleging infringement of U.S. Patent No. 6665797 by the defendants’ respective music distribution services. Mr. Tse is demanding monetary damages and injunctive relief. The defendants have formed a joint defense group, have been granted change of venue to the District of Northern California (Case No. 4:06- cv-06573-SBA), and intend to defend themselves vigorously.

On December 15, 2005, MCS Music America, on behalf of itself and other publishers filed suit against Napster in U.S. District Court for the Middle District of Tennessee alleging that Napster had unlawfully distributed copyrighted musical compositions owned by the plaintiffs (Case No. 3:05-cv-1053). In November 2006, the plaintiffs sought and were granted a voluntary dismissal without prejudice. On November 15, 2006, Napster filed a complaint for declaratory relief against the former plaintiffs in the U.S. District Court for the Central District of California (Case No. 2:06-cv-7285). On March 7, 2007, the judge in the Tennessee case granted Napster’s motion to transfer that case to the Central District of California as well. MCS is demanding monetary damages and injunctive relief. Napster intends to defend itself vigorously.

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

NAPSTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 29, 2006, Intertainer, Inc. filed suit against Napster and others in U.S. District Court for the Eastern District of Texas (Case No. 2:06-cv-549) alleging infringement of U.S. Patent No. 6925469 by the defendants’ respective products and services. Intertainer is demanding monetary damages and injunctive relief. Napster has joined a joint defense group, and the parties intend to defend themselves vigorously.

On January 16, 2007, 1st Media, LLC filed suit against Napster, Inc. and others in U.S. District Court for the District of Nevada (Case No. 2:07-cv-56) alleging infringement of U.S. Patent No. 5464946 by the defendants’ respective products and services. In May 2007, this matter was settled with the plaintiff for an immaterial amount.

For each of the above matters, management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Description	Beginning of Period	Additions	Deductions	Divestiture	End of Period
Allowance for bad debt:
Year ended March 31, 2005	$991	(42)	(274)	(669)	$6
Year ended March 31, 2006	$6	1	—	—	$7
Year ended March 31, 2007	$7	10	(7)	—	$10

Allowance for sales returns and certain sales incentives:
Year ended March 31, 2005	$9,166	5,814	(8,595)	(6,385)	$—
Year ended March 31, 2006	$—	—	—	—	$—
Year ended March 31, 2007	$—	—	—	—	$—

Deferred tax valuation allowance:
Year ended March 31, 2005	$19,086	3,562	—	—	$22,648
Year ended March 31, 2006	$22,648	25,843	—	—	$48,491
Year ended March 31, 2007	$48,491	11,685	—	—	$60,176

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPSTER, INC.

By:	/s/ WM. CHRISTOPHER GOROG	By:	/s/ NAND GANGWANI
	Wm. Christopher Gorog Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) Date: June 6, 2007		Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) Date: June 6, 2007

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

Name	Title	Date
/s/ WM. CHRISTOPHER GOROG Wm. Christopher Gorog	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	June 6, 2007

/s/ NAND GANGWANI Nand Gangwani	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 6, 2007

/s/ VERNON E. ALTMAN Vernon E. Altman	Director	June 6, 2007

/s/ RICHARD J. BOYKO Richard J. Boyko	Director	June 6, 2007

/s/ PHILIP J. HOLTHOUSE Philip J. Holthouse	Director	June 6, 2007

/s/ JOSEPH C. KACZOROWSKI Joseph C. Kaczorowski	Director	June 6, 2007

/s/ ROSS LEVINSOHN Ross Levinsohn	Director	June 6, 2007

/s/ BRIAN C. MULLIGAN Brian C. Mulligan	Director	June 6, 2007

/s/ ROBERT RODIN Robert Rodin	Director	June 6, 2007

NAPSTER, INC.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003 (1)

2.2	AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated January 11, 2007**†

2.3	Amendment No. 1 to AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated March 14, 2007†

2.4	Letter Agreement, dated March 14, 2007, amending that certain AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated January 11, 2007, as amended

3.1	Amended and Restated Certificate of Incorporation of the Registrant (3)

3.2	Amended and Restated Bylaws of the Registrant (4)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (5)

4.1	Form of Common Stock certificate of the Registrant (2)

4.2	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (5)

4.3	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (6)

4.4	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (4)

4.5	Form of Purchase Agreement dated as of January 13, 2004 by and between Napster and certain Purchasers set forth on the signature page thereto (7)

4.6	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (8)

4.7	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (8)

4.8	Form of Purchase Agreement dated as of January 20, 2005 by and between Registrant and certain Investors (9)

10.1	Amended and Restated 2001 Employee Stock Purchase Plan* (13)

10.2	Amended and Restated 2000 Stock Option Plan* (3)

10.3	Form of 2000 Stock Option Plan Agreements* (3)

10.4	Amended and Restated 2001 Director Option Plan* (4)

10.5	Form of 2001 Director Option Plan Agreements* (3)

10.6	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers* (3)

10.7	Employment agreement effective as of August 15, 2003 between Wm. Christopher Gorog and the Registrant* (10)

10.8	Form of 2001 Stock Plan Option Agreements* (3)

10.9	2002 Stock Plan* (11)

Exhibit Number	Description of Exhibit

10.10	Asset Purchase Agreement dated April 17, 2003 by and between Registrant, Roxio CI Ltd., Wildfile, Inc. Symantec Ltd. and Symantec Corporation (12)

10.11	2003 Stock Plan* (13)

10.12	Employment Agreement effective as of November 14, 2003 between Nand Gangwani and the Registrant* (14)

10.13	Employment agreement dated January 29, 2004 between Bradford D. Duea and the Registrant* (15)

10.14	Employment agreement dated January 29, 2004 between Laura B. Goldberg and the Registrant* (15)

10.15	Loan and Security Agreement between Registrant and Silicon Valley Bank dated March 29, 2004 (15)

10.16	Form of 2003 Stock Plan Agreements* (16)

10.17	First Amendment dated December 17, 2004 to Loan and Security Agreement by and among Registrant, Napster, LLC and Silicon Valley Bank dated March 25, 2004 (2)

10.18	Additional Borrower Joinder Supplement by and among Registrant, Napster LLC and Silicon Valley Bank dated December 17, 2004 (16)

10.19	Loan Modification and Consent Agreement by and among Registrant, Napster, LLC, and Silicon Valley Bank dated December 17, 2004 (16)

10.20	Standard Industrial/Commercial Single-Tenant Lease, between Registrant and Fox & Fields, dated September 7, 2001 (16)

10.21	Lease Extension and Lease Guaranty of Registrant, between Registrant and Fox & Fields, dated January 5, 2005 (16)

10.22	Form of Napster, Inc. Amended and Restated 2001 Stock Plan Restricted Stock Award Agreement (17)

10.23	Letter Agreement between the Company and Wm. Christopher Gorog, dated May 31, 2005 (17)

10.24	Joint Venture Operating Agreement dated as of October 14, 2005 between Napster, LLC and Tower Records Japan, Inc., Nikko Principal Investments Japan, Ltd. and Napster Japan, Inc.** (18)

10.25	License Agreement dated as of October 14, 2005 between Napster, LLC and Tower Records Japan, Inc. ** (18)

10.26	Amended and Restated Napster, Inc. 2001 Stock Plan (19)

10.27	Form of Director Restricted Stock Award Agreement (19)

10.28	Consulting Agreement dated January 2, 2006, between Robert Rodin and Registrant (20)

10.29	Letter Agreement between Nand Gangwani and the Registrant, dated November 8, 2006 (21)

10.30	Letter Agreement between Bradford D. Duea and Registrant, dated November 8, 2006 (21)

10.31	Second Lease Extension and Lease Guaranty between Registrant and Fox and Fields, a general partnership, dated November 8, 2006 (22)

10.32	AOL Advertising Insertion Order by and between AOL LLC and Napster, LLC, dated January 11, 2007**

14.1	Amended and Restated Napster Code of Conduct (20)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Company’s Annual Report on Form 10-K.
**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
†	Certain exhibits, schedules, appendices and annexes to these agreements have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of these exhibits, schedules, appendices or annexes to the Securities and Exchange Commission upon request.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2004.
(3)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2005.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 14, 2003.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on January 28, 2002.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 18, 2003.
(13)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Stockholders as filed with the Securities and Exchange Commission on August 18, 2003.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 17, 2004.
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 14, 2004.
(16)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-122658) as filed with the Securities and Exchange Commission on February 9, 2005.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 6, 2005.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 8, 2006.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 24, 2005.

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 9, 2006.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 8, 2006
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on February 8, 2007