Form 10-Q
period 2007-06-30
NAPSTER INC
filed 2007-08-01
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 26, 2007, there were approximately 46,400,000 shares of the registrant’s Common Stock outstanding, par value $0.001.

NAPSTER, INC.

i

Cautionary Note regarding Forward-Looking Statements

In addition to current and historical information, this Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Quarterly Report includes, among others, forward-looking statements regarding:

•	growth in broadband internet connectivity and consumer adoption of portable electronic devices driving growth in the online music industry;

•	our ability to successfully enter into additional strategic partnerships;

•	our expectation that net subscriber growth will resume as music enabled cell phone and other device sales ramp up over the holidays;

•	our ability to reduce subscriber churn;

•	our ability to build the Napster brand;

•	our competitive advantages;

•	our ability to continue to innovate by investing in new services and technologies;

•	our expectations concerning the future increases in service revenues;

•	our expectations that gross margins will not fluctuate;

•	our expectations that research and development expenditures will remain flat;

•	our expectations that sales and marketing expense will fluctuate;

•	our expectations concerning our ability to control growth in general and administrative expense;

•	our expectations that we will continue to expand our subscriber base; and

•	our expectations that our existing cash, cash equivalents and short-term investments will provide sufficient capital to meet our requirements for at least the next twelve months.

These statements involve certain known and unknown risks, and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part II Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Quarterly Report to reflect actual results or future events or circumstances.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NAPSTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	As of
	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$30,664	$30,069
Short-term investments	36,396	36,414
Accounts receivable, net of allowance for doubtful accounts of $18 at June 30, 2007 and $10 at March 31, 2007	1,865	1,418
Prepaid expenses and other current assets	5,500	6,547

Total current assets	74,425	74,448
Property and equipment, net	4,578	4,736
Goodwill	34,658	34,658
Identifiable Intangible assets, net	6,190	7,729
Other assets	203	158

Total assets	$120,054	$121,729

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,708	$2,231
Accrued liabilities	25,940	23,574
Deferred revenues	7,449	7,601

Total current liabilities	35,097	33,406
Long-term liabilities
Deferred income taxes	3,779	3,548
Other long-term liabilities	66	69

Total liabilities	38,942	37,023

Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and Outstanding: 46,395 shares at June 30, 2007 and 44,770 shares at March 31, 2007	46	45
Additional paid-in capital	263,342	262,730
Accumulated deficit	(182,438)	(178,194)
Accumulated other comprehensive income	162	125

Total stockholders' equity	81,112	84,706

Total liabilities and stockholders' equity	$120,054	$121,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2007	2006
Net revenues	$32,254	$28,116
Cost of revenues (1)	23,451	19,122

Gross margin	8,803	8,994
Operating expenses:
Research and development (1)	2,712	2,937
Sales and marketing (1)	3,991	10,471
General and administrative (1)	5,965	5,988
Amortization of intangible assets	1,539	—

Total operating expenses	14,207	19,396

Loss from operations	(5,404)	(10,402)
Other income, net	1,431	1,181

Loss before income tax provision	(3,973)	(9,221)
Income tax provision	(271)	(267)
Loss from unconsolidated entity	—	(330)

Net loss	$(4,244)	$(9,818)

Basic and diluted net loss per share	$(0.10)	$(0.23)

Weighted average shares used in computing net loss per share:
Basic and diluted	43,408	43,097

__________ (1) Amounts reported include stock-based compensation expense as follows:
Cost of revenues	$23	$10
Research and development	311	187
Sales and marketing	85	143
General and administrative	698	634

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares Out-standing	Amount
Balance at March 31, 2007	44,770	$45	$262,730	$(178,194)	$125	$84,706
Net loss	—	—	—	(4,244)	—	(4,244)
Foreign currency translation adjustment	—	—	—	—	26	26
Unrealized gain on short- term investments	—	—	—	—	11	11

Total comprehensive loss						(4,207)
Issuance of common stock under employee stock plans, net of cancellations and share repurchases	1,625	1	(505)	—	—	(504)
Stock-based compensation expense	—	—	1,117	—	—	1,117

Balance at June 30, 2007	46,395	$46	$263,342	$(182,438)	$162	$81,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,244)	$(9,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,247	938
Amortization of prepaid marketing expenses	1,039	—
Stock-based compensation charges	1,117	974
Deferred tax expense	231	232
Loss from unconsolidated entity	—	330
Change in operating assets and liabilities:
Accounts receivable	(446)	(57)
Prepaid expenses and other current and long term assets	(34)	472
Accounts payable	(527)	(241)
Accrued liabilities	2,355	1,438
Deferred revenues	(164)	(2,302)
Other long-term liabilities	(1)	(17)

Net cash provided by (used in) operating activities	1,573	(8,051)

Cash flows from investing activities:
Purchases of property and equipment	(550)	(397)
Proceeds from sale of Consumer Software Division	—	2,200
Purchases of short-term investments	(19,411)	(26,192)
Proceeds from maturities and sale of short-term investments	19,440	28,354

Net cash provided by (used in) investing activities	(521)	3,965

Cash flows from financing activities:
Principal payment of capital lease obligation	(1)	(30)
Repurchase of common stock under employee stock plans, net	(504)	(105)

Net cash used in financing activities	(505)	(135)

Effect of exchange rates on cash	48	67
Change in cash and cash equivalents	595	(4,154)
Cash and cash equivalents at beginning of period	30,069	46,812

Cash and cash equivalents at end of period	$30,664	$42,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Napster, Inc., a Delaware corporation (“Napster” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of March 31, 2007, was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. However, Napster believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Napster’s Annual Report on Form 10-K for the year ended March 31, 2007.

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

Advertising Costs

Advertising costs are expensed as incurred and were approximately $1.2 and $6.9 million for the three months ended June 30, 2007 and 2006, respectively

Income Taxes

On April 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of FIN 48 resulted in no adjustment to beginning accumulated deficit.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is currently open to audit under the statue of limitations by the Internal Revenue Service for the years ended March 31, 2004 through 2007. The Company and its subsidiaries state income tax returns are open to audit under the statue of limitations for the years ended March 31, 2003 through 2007. The Company’s foreign operations are open to audit under statue of limitations for the years ended March 31, 2004 through 2007.

The uncertain tax position balance as of June 30, 2007 was insignificant. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. No interest and penalties were accrued upon adoption of FIN 48. Interest and penalties accrued previously were immaterial as of June 30, 2007. The Company does not anticipate significant changes to total uncertain tax positions due to the settlement of examinations or the expirations of statutes of limitations during the next twelve months.

NOTE 2—CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents

Napster’s cash and cash equivalents at fair value consist of the following (in thousands):

	June 30, 2007	March 31, 2007
Cash	$12,092	$13,238

Cash equivalents:
Certificates of deposit	405	—
Commercial paper	15,028	6,657
Corporate securities	—	1,507
Money market securities	3,139	8,667

Total cash equivalents	18,572	16,831

Total cash and cash equivalents	$30,664	$30,069

Short-Term Investments

Napster’s short-term investments at fair value consist of the following (in thousands):

	June 30, 2007	March 31, 2007
Commercial paper	$14,910	$15,096
Asset backed securities	3,240	5,188
Corporate securities	14,341	13,924
Municipal securities	3,905	2,206

	$36,396	$36,414

Napster’s investments in marketable securities and short-term investments are all considered available for sale. The fair values of these investments approximate carrying value. Realized and unrealized gains and losses on investments are determined on the specific identification method.

All $36.4 million of short-term investments at June 30, 2007 and March 31, 2007 mature in less than one year.

Realized gains and losses, amortization and accretion on cash equivalents and short-term investments, net, totaled $385,000 and $420,000 for the three months ended June 30, 2007 and 2006, respectively. Gross realized losses on short-term investments for the three months ended June 30, 2007 and 2006 were not significant.

Additionally, gross unrealized gains on cash equivalents and short-term investments were $3,000 and $2,000 as of June 30, 2007 and March 31, 2007, respectively, and gross unrealized losses on cash equivalents and short-term investments were $10,000 and $20,000 as of June 30, 2007 and March 31, 2007, respectively. Napster has determined that the gross unrealized losses on its available-for-sale securities as of June 30, 2007 are temporary in nature.

NOTE 3—IDENTIFIABLE INTANGIBLE ASSETS

Napster’s identifiable intangible assets, net, consist of the following (in thousands):

	June 30, 2007		March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identified intangible assets:
Patents	$376	$376	$376	$376
Trademarks	5,982	5,982	5,982	5,982
Customer intangible	8,000	1,810	8,000	271

Total	$14,358	$8,168	$14,358	$6,629

Net book value		$6,190		$7,729

Amortization of identifiable intangible assets in continuing operations was $1.5 million and zero for the three months ended June 30, 2007 and 2006, respectively. The customer intangible is being amortized based on its estimated usage over a five-year period.

NOTE 4—STOCKHOLDERS’ EQUITY

Stock Plans

The following table summarizes the activity relating to restricted stock awards and stock option grants for the three months ended June 30, 2007:

	Restricted Stock		Stock Options
	Unvested Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2007	1,512,247	$4.04	3,989,178	$7.66
Awarded/granted	1,782,500	$4.17	43,875	$4.17
Vested	(387,016)	$4.10	—	—
Exercised	—	—	—	—
Forfeited	(29,150)	$4.13	(3,359)	$4.34
Expired	—	—	(225,986)	$6.19

Outstanding at June 30, 2007	2,878,581	$4.11	3,803,708	$7.71

Outstanding at June 30, 2006		$4.08

As of June 30, 2007, there was $7.3 million and $1.3 million of total unrecognized compensation expense related to unvested restricted stock awards and stock options, respectively, which is expected to be recognized over the weighted-average periods of 3.37 and 1.38 years, respectively. The total fair value on the vesting date of restricted stock awards that vested during the three months ended June 30, 2007 and 2006 was $1.5 million and $577,000, respectively.

A total of 6.7 million and 5.8 million common equivalent shares were excluded from the calculation of weighted average shares as of June 30, 2007 and 2006, respectively, because their effect would have been anti-dilutive.

NOTE 5—GEOGRAPHIC INFORMATION

Net Revenue

The following table presents net revenues from continuing operations by country based on the entity that received the revenue (in thousands):

	Three Months Ended June 30,
	2007	2006
United States	$26,958	$24,240
Europe	5,296	3,876

	$32,254	$28,116

Cash and Investments

The following table presents cash, cash equivalents and short-term investments held in entities organized in the following legal jurisdictions (in thousands):

	June 30, 2007	March 31, 2007
United States	$58,913	$59,647
United Kingdom	1,610	1,204
Luxembourg	6,340	5,296
Germany	197	336

	$67,060	$66,483

Napster does not anticipate that it will incur any material U.S. income or foreign withholding taxes when cash is repatriated from the foreign entities to the United States.

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

On December 15, 2005, MCS Music America, on behalf of itself and other publishers filed suit against Napster in U.S. District Court for the Middle District of Tennessee alleging that Napster had unlawfully distributed copyrighted musical compositions owned by the plaintiffs (Case No. 3:05-cv-1053). In November 2006, the plaintiffs sought and were granted a voluntary dismissal without prejudice. On November 15, 2006, Napster filed a complaint for declaratory relief against the former plaintiffs in Case No. 3:05-cv-1053 in the U.S. District Court for the Central District of California (Case No. 2:06-cv-7285). On December 15, 2006, the same plaintiffs re-filed their suit against Napster in U.S. District Court for the Middle District of Tennessee (Case No. 3:06-cv-01197). On March 7, 2007, the judge in the Tennessee case granted Napster’s motion to transfer that case to the Central District of California as well. MCS is demanding monetary damages and injunctive relief. Napster intends to defend itself vigorously.

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

Obligations to content and distribution providers

Napster has certain royalty commitments associated with the licensing of the music content. Future payments under these content publishing agreements are due to partners based upon net revenues and online music distribution volumes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part II Item 1A “Risk Factors” and elsewhere in this Quarterly Report.

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

Executive Summary

Napster, among the most recognized brands in online music, is a leading provider of digital music for the consumer market. Our digital music distribution services enable fans to sample, listen to, subscribe to and purchase from one of the world’s largest and most diverse online music catalogs utilizing a secure and legal platform. Napster users have access to songs from all major labels and hundreds of independent labels, and are able to stream or download those songs either over the Internet or over wireless networks..

Subscribers to the Napster PC service receive unlimited access to our more than 4 million song catalog, and have the ability to download music with high quality sound and enjoy their music in an advertising-free environment, as well as access many features including radio, Billboard charts and many community features. In addition, Napster subscribers are able to enjoy their music on a variety of media including personal computers, CDs, MP3 players, music-enabled cellular phones and digital media devices for the living room.

Napster Mobile, our service available over certain wireless networks, gives members access to over-the-air downloads, ringtones, wallpapers and other personalization products, as well as our extensive song catalog.

Napster PC and Mobile services are currently available in North America, Europe and Japan.

Our overall strategy is to continue to pursue and execute strategic partnerships, continue to innovate by investing in new services and technologies, such as Napster Mobile, and continue to reduce our subscriber customer acquisition cost and churn.

We derive our primary revenues from online subscriptions and permanent music downloads. The paid Napster service offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded as well as the ability to purchase individual tracks or albums on an a la carte basis. Subscription and permanent download fees are paid by end user customers in advance via either credit card, online payment systems or redemption of pre-paid cards, gift certificates or promotional codes. Napster also periodically licenses merchandising rights and resells hardware that our end users may utilize to store and replay their digital music content.

The market for digital music is growing rapidly and we expect our digital music distribution business to continue to grow as the industry expands, particularly in the wireless markets. The digital music market is highly competitive and we expect competition to continue to increase in the future as the market expands. We believe that our unique technology and feature set positions us favorably with respect to many of our competitors.

From the acquisition of Pressplay on May 19, 2003 through the end of fiscal 2007, our digital music distribution business operated at a loss and with negative cash flow. During the first quarter of fiscal 2008, we operated at a loss, but achieved a positive cash flow for the first time. We expect to continue to operate at a loss near term due to our significant investments to enhance service capabilities, market our products and grow worldwide. We expect quarterly cash flows for the next twelve months to be near breakeven, excluding any large non-recurring cash payments.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Except as indicated below, there have been no significant changes during the three months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Income Taxes

On April 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of FIN 48 resulted in no adjustment to beginning accumulated deficit.

Significant management judgment is required in determining our uncertain tax positions. While Napster bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances, actual results may differ from these estimates and, as a result, could have a material impact on our financial position, results of operations and cash flows.

Results of Operations

Our fiscal year ends on March 31, and our fiscal quarters end on June 30, September 30 and December 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

The financial information presented in this Quarterly Report is not necessarily indicative of our financial position, results of operations or cash flows in the future.

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues (in thousands, except percentages):

	Three Months Ended June 30,		As a Percentage of Net Revenues Three Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
Service	$32,193	$28,047	100%	100%
Product and license	61	69	0%	0%

Net revenues	$32,254	$28,116	100%	100%

Service Revenues

Service revenues increased in the first quarter of fiscal 2008 as compared to the corresponding quarter in fiscal 2007 primarily due to growth in our subscriber base year over year, offset by decreases in breakage revenue and music download revenue. Paid subscribers grew from approximately 508,000 at June 30, 2006 to over 770,000 at June 30, 2007, increasing subscription revenues by $7.0 million in the first quarter of fiscal 2008 compared to the prior year quarter. The first quarter of fiscal 2007 included approximately $2.2 million of non-recurring prepaid card breakage revenue compared to none in the first quarter of fiscal 2008, and download revenue decreased approximately $800,000 in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, as our subscription customers have no need to purchase individual song tracks.

As expected, due to summer seasonality, paid subscribers decreased during the first quarter of fiscal 2008. The drop in the first quarter of fiscal 2008 was 7.3% compared to a 15.5% drop in the first quarter of fiscal 2007. The first quarter fiscal 2008 decrease reflects the loss of approximately 40,000 university subscribers who did not continue their subscriptions during the summer, partially offset by certain foreign mobile subscribers that had not been reported to us by our partners as of March 31, 2007. Excluding the decrease in university subscribers, our paid subscriber base dropped 2.5%, net, during the first quarter of fiscal 2008. We expect net subscriber growth to resume as music enabled cell phone and other device sales ramp up over the holidays.

We anticipate that service revenues will increase in future quarters of fiscal 2008 as a result of our partner programs, growth in new product lines, such as Napster Mobile, and growth in new or recently launched markets, such as the Japan and European mobile launches. Quarterly revenue growth will also be impacted by the timing of periodic breakage revenue, and in the second quarter of fiscal 2008 by summer seasonality.

Product and License Revenues

Product and license revenues were comparable between the first quarters of fiscal 2008 and 2007. We expect that product and license revenues will continue to be a small portion of net revenues and fluctuate depending on our product promotions and licenses that we enter into each quarter.

Geographic Revenues

The following table sets forth, for the periods indicated, the summary of our revenues by geography (in thousands, except percentages):

	Three Months Ended June 30,		As a Percentage of Net Revenues Three Months Ended June 30,
	2007	2006	2007	2006
Revenues:
North America	$26,958	$24,240	84%	86%
Europe	5,296	3,876	16%	14%

Net revenues	$32,254	$28,116	100%	100%

The revenue increase in North America in the first quarter of fiscal 2008 as compared to the corresponding quarter of fiscal 2007 is primarily because of the addition of the AOL subscribers in March 2007. This was offset by the fact that the fiscal 2007 prepaid card breakage and the decrease in download revenue year over year were also attributed to North America.

With regard to Europe, subscription revenue increased $1.3 million and download revenues increased approximately $100,000 in the year over year quarters, primarily due to overall market growth.

We anticipate that the proportion of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives focused on world-wide customer growth and international expansion.

Gross Margin

The following table sets forth, for the periods indicated, our gross margins (in thousands, except percentages):

	Three Months Ended June 30,		As a Percentage of Related Revenues Three Months Ended June 30,
	2007	2006	2007	2006
Gross Margin
Service	$8,972	$9,040	28%	32%
Product and license	(169)	(46)	(277%)	(67%)

Total gross margin	$8,803	$8,994	27%	32%

Service gross margin is the profit from revenues after deducting the cost of royalties to content providers and publishers, technical support, bandwidth and hosting costs, depreciation and amortization of infrastructure related to the delivery of the services, and any other direct costs of providing the services. Product and license gross margin is the profit from revenues after deducting the cost of products sold, order fulfillment services, product shipping costs and any other direct expenses to deliver the product or licenses.

Service gross margin as a percentage of related revenue decreased in the first quarter of fiscal 2008 as compared to the same period of fiscal 2007 primarily due to the $2.2 million of non-recurring prepaid card breakage revenues recognized in fiscal 2007, whereas there was no material breakage revenue in fiscal 2008. Excluding breakage revenues that have no cost of revenues, service gross margin for fiscal 2008 improved two percentage points from fiscal 2007. This change is due to the change in revenue mix as subscription revenues increase and download revenues decrease.

Product and license gross margin dollars decreased for the first quarter of fiscal 2008 as compared to the corresponding quarter of fiscal 2007 primarily due to the terms of hardware promotions.

Service headcount dedicated to maintaining content and providing customer care was 13 and 12 at June 30, 2007 and 2006, respectively.

Gross margins will fluctuate in the future when breakage revenue, with no associated cost of revenues, is recognized. Excluding breakage revenue and low margin hardware promotions, we expect gross margins to remain steady.

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

The following table sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended June 30,		As a Percentage of Net Revenues Three Months Ended June 30,
	2007	2006	2007	2006
Research and development	$2,712	$2,937	8%	11%
Sales and marketing	3,991	10,471	12%	37%
General and administrative	5,965	5,988	18%	21%
Amortization of intangible assets	1,539	—	5%	—

	$14,207	$19,396	43%	69%

Research and Development

Research and development expenses consist primarily of salary, benefits (including stock-based compensation) and contractors’ fees for our development and other costs associated with the minor enhancements of existing products, development of new services or development of new features for existing services.

Research and development expenses decreased for first quarter of fiscal 2008 as compared to the corresponding period of fiscal 2007 primarily due to utilizing more of our internal resources on projects that are capitalizable, hiring fewer outside contractors and less depreciation due to capital assets that were fully depreciated in mid-fiscal 2007. These decreases were partially offset by an increase in stock based compensation expense in the first quarter of fiscal 2008 as more stock grants were issued.

Research and development headcount was 62 both as of June 30, 2007 and 2006.

We expect research and development costs to remain steady as our development team remains focused on improved mobile delivery and other product enhancements. Research and development expenses will fluctuate depending on whether development projects qualify for capitalization in accordance with generally accepted accounting principles.

Sales and Marketing

Sales and marketing expenses consist primarily of salary and benefits (including stock-based compensation) for sales and marketing personnel, referral fees paid to marketing partners, other subscriber acquisition costs, as well as costs associated with advertising and promotions.

Sales and marketing expenses decreased $5.8 million in the first quarter of fiscal 2008 as compared to the corresponding period of fiscal 2007 due to the reduction in fixed cost marketing programs and shift to variable cost marketing programs with strategic distribution partners who are paid only when we acquire new trial or paying subscribers. The remaining $600,000 decrease in sales and marketing expenses year over year is associated with reduced personnel costs since we need fewer employees and outside contractors to manage the current marketing programs.

Sales and marketing headcount decreased to 29 at June 30, 2007 from 31 at June 30, 2006.

We expect sales and marketing expenses to fluctuate in the future as our subscriber growth fluctuates, because our most significant sales and marketing cost is incurred as we add new subscribers through our strategic partnerships.

General and Administrative

General and administrative expenses consist primarily of salary and benefits (including stock-based compensation) for executive and administrative personnel, professional services, administrative outsources and other general corporate activities.

General and administrative expenses remained comparable for the first quarter of fiscal 2008 as compared to the corresponding period of fiscal 2007. While professional and administrative outsource fees increased year over year, personnel related expenses decreased a comparable amount.

General and administrative headcount, including all corporate general and administrative employees, was 38 at June 30, 2007 compared to 41 at June 30, 2006.

General and administrative expenses may increase in the near term as certain administrative outsource fees increase when revenues increase, and as we continue to incur costs to evaluate and defend against recent legal and other claims. Excluding those items, we plan to continue to control general and administrative expense growth.

Amortization of Intangible Assets

Beginning March 2007, we had amortization expense associated with acquired customer intangible assets. Future amortization expense will reflect the pattern in which the economic benefits of that customer intangible asset are consumed.

Loss from Unconsolidated Entity

The fiscal 2007 loss from unconsolidated entity represents our 31.5% portion of the loss incurred by Napster Japan during the period, limited to the extent of our cumulative equity contributions. We recognized no loss in the first quarter of fiscal 2008 because our portion of the unconsolidated entity’s losses exceed our cumulative equity contributions. We do not expect to record further losses from Napster Japan unless we contribute additional capital in the future. Napster, LLC has no obligation to fund future losses or provide additional capital contributions to Napster Japan. In the event that Napster Japan issues additional equity ownership in the future and we do not participate in the financing, our ownership interest in Napster Japan would be diluted.

Other Income, Net

Other income, net, consists primarily of interest income on our cash equivalents and short-term investments, realized gains (losses) on short-term investments, interest expense and other miscellaneous income.

Other income, net, increased $250,000 in the first quarter of fiscal 2008 as compared to the corresponding period of fiscal 2007 due primarily to a $638,000 benefit recognized upon the resolution of contingencies related to the Roxio spin off from Adaptec, offset by lower interest income on a lower average cash balance.

We expect interest and investment income, net, to vary in the future due to investment rate changes, foreign currency fluctuations and other non-recurring items.

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

The tax provisions in both years represent primarily state franchise taxes, foreign taxes and the timing difference related to the Pressplay goodwill. We are subject to various tax rates in the jurisdictions in which we do business. Our tax provision does not take into account any future benefit from loss carryforwards, which may be realized if we again achieve profitability and begin generating taxable income.

In the near term, we expect to continue to incur operating losses from operations, and therefore to have minimal tax provisions other than the timing difference related to the Pressplay goodwill.

Liquidity and Capital Resources

At June 30, 2007, Napster had $67.1 million in cash, cash equivalents and short-term investments. These amounts consist principally of commercial paper, corporate securities, U.S. government securities, municipal securities, asset backed securities, certificates of deposit and money market securities. This balance represents a $600,000 increase as compared to cash, cash equivalent and short-term investments at March 31, 2007.

Our primary ongoing source of cash is receipts from revenues. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments to content providers, payments for products held for resale, and purchases of property and equipment, including software development costs.

We have significant non-cash expenditures, such as depreciation and amortization, amortization of prepaid marketing expenses, stock based compensation charges and deferred tax expense. We also have significant non-cash changes in working capital, such as accruals for mechanical license fees, for which rates have not been agreed and thus only partial payments are being made against our mechanical license fee accruals. If we had been required to make full quarterly payments of the mechanical license fees, our cash flows in the first quarter of fiscal 2008 would have been slightly negative.

For the remainder of fiscal 2008, provided that the mechanical license rates are not finalized and presuming that we have no other large unusual cash payments, we expect to reflect cash flows near or above breakeven. However, once mechanical license rates are established, we will be obliged to make a significant one-time payment for historical mechanical license fees, and we will likely be required to make full regular payments. At that time, our cash flows from operations may become negative.

Our working capital was $39.3 million at June 30, 2007 compared to $41.0 million at March 31, 2007.

Financial Position

We believe that the liquidity provided by existing cash, cash equivalents and short-term investments will provide sufficient capital to meet our requirements for at least the next 12 months. Napster operates and will continue to operate in the near term at a loss. However, because of our significant non-cash expenses and changes in working capital, we expect to have positive or breakeven cash flows near term.

We do not currently hold any debt. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold other derivative financial instruments in the future.

Cash Flows

The following table sets forth, for the periods indicated, the components of cash flow activities (in thousands):

	For the Quarter Ended June 30,
	2007	2006
Net loss	$(4,244)	$(9,818)
Non-cash expenses	4,634	2,474
Changes in operating assets and liabilities:
Deferred revenue	(164)	(2,302)
Other working capital changes	1,347	1,595

Net cash provided by (used in) operating activities	$1,573	$(8,051)

Net cash provided by (used in) investing activities	$(521)	$3,965
Net cash used in financing activities	$(505)	$(135)

Cash provided by (used in) operating activities is driven by our net loss, adjusted for non-cash items, and change in operating assets and liabilities. Non-cash adjustments include depreciation and amortization, amortization of prepaid marketing expenses, stock-based compensation expense, deferred income taxes and loss in unconsolidated entities.

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

The $9.6 million increase in net cash provided by operating activities in the first quarter of fiscal 2008 is due to the $5.6 million lower net loss in the first quarter of fiscal 2008 compared to fiscal 2007, over $2.0 million of additional non-cash expenses in the first quarter of fiscal 2008 related to amortization of assets recorded as part of the customer acquisition in March 2007 and an approximately $2.0 million decrease in the change in deferred revenue due to the non-recurring prepaid card breakage recognized during the first quarter of fiscal 2007 compared to none in the first quarter of fiscal 2008.

The increase in net cash used in investing activities in fiscal 2008 compared to fiscal 2007 is primarily due to the fact that we had $550,000 in capital expenditures in fiscal 2008. During the first quarter of fiscal 2007, we liquidated approximately $2.2 million of investments to fund operating cash flows and had a $2.2 million cash receipt from Sonic related to the divestiture of CSD.

The only financing activities in both fiscal 2008 and 2007 were related to employee stock plans.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

None

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

The following table presents the amounts of our short-term investments that are subject to market risk by range of remaining expected maturity and weighted-average interest rates as of June 30, 2007. Our cash equivalents are invested in commercial paper, money market funds, corporate securities and certificates of deposit, which are not included in the table because those funds are not subject to interest rate risk due to their short maturities (in thousands, except interest rates).

	Less than One Year	More than One Year	Total	Estimated Fair Value
Short-term investments	$36,396	—	$36,396	$36,396
Weighted-average interest rate	3.92%	—

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

Exchange Rate Risk

We market our Napster service in North America, Japan and Europe, resulting in transactions denominated in U.S. dollars, Canadian dollars, United Kingdom pounds, Euro and Japanese Yen. As such, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

Cash and cash equivalents are predominantly denominated in U.S. dollars. As of June 30, 2007 we held the equivalent of $3.7 million U.S. dollars of cash and cash equivalents in United Kingdom pounds, $5.7 million in Euro and approximately $850,000 in other foreign currencies.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For legal proceedings, see Note 6 – Commitments And Contingencies to the condensed consolidated financial statements appearing in Item 1, Part I to this Quarterly Report, which are incorporated by reference into this Item 1, Part II.

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

Our digital music distribution business has experienced significant net losses since its inception and, given the significant operating expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and will likely continue to experience net losses thereafter. No assurance can be made that our paid Napster service or the free music service will ever contribute net income to our statement of operations. During the period beginning April 1, 2003, just prior to our acquisition of Pressplay in May 2003, through June 30, 2007, we incurred approximately $196.6 million of after tax losses from continuing operations.

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

On January 11, 2007, we entered into an Asset Purchase Agreement with AOL Music Now, LLC and AOL, LLC, collectively referred to as “AOL”. and an Advertising Agreement with AOL, LLC, collectively the “Agreement.” Under the terms of the Agreement, Napster, LLC paid $11.2 million to AOL in exchange for all of the subscribers to AOL’s Music Now service, together with certain related assets and liabilities. Additionally, Napster, LLC was granted certain exclusive advertising rights throughout the AOL Music Channel for one year, subject to renewal upon the achievement of certain milestones, and AOL guaranteed to deliver a minimum amount of advertising impressions to the Company. On March 15, 2007, we transferred more than 225,000 former AOL Music Now customers to the Napster service pursuant to the Agreement. We do not know whether these subscribers will cancel at a higher rate than our existing subscriber base. If these former AOL Music Now customers do not stay on the Napster service as long as we have estimated, our revenues will not grow as expected and our business will be harmed. If the advertising agreement does not provide the volume of new customers that we anticipated, our cost per subscriber could increase to undesirable levels and, our business will be harmed.

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

Our digital music distribution services’ competitors currently include Apple Computer’s iTunes Music Store, RealNetworks, Inc’s Rhapsody, Yahoo! Music Unlimited, MTV’s Urge, Sony Connect and eMusic. Other competitors include online and offline retailers such as Amazon.com and WalMart, satellite radio providers such as XM and Sirius, and music services offered directly by mobile operators such as Verizon (via its V-cast service) and Sprint (through its Music Store). Internationally we currently compete with OD2, Puretracks, 3 Music Store and Vodafone’s music offerings, among others, as well as with a number of the other competitors described above.

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

Voluntarily negotiated rates for mechanical licenses with respect to streaming and conditional digital downloads with the Harry Fox Agency and National Music Publishers Association have not been agreed to, and we are currently operating under a standstill agreement until such rates are negotiated or determined by the copyright tribunal currently underway in the United States. Although a decision has been rendered by a United States district court that permanent downloads do not implicate a performance right that would trigger payment of public performance royalties to societies such as ASCAP or BMI, that decision could be appealed and the performing rights societies have not conceded the argument or entered into any agreements on that basis. In Canada, a recent tribunal ruling fixed certain rates and other requirements that are applicable to our Canadian digital music services. However, there is still some uncertainty with respect to the mechanics of its implementation, the result of which may hinder our ability to operate in Canada. In addition to certain other negotiations, European Union tribunals and/or negotiations are currently in process, which will set rates for subscription music services and services that deliver digital downloads of music, and the outcome of these negotiations and proceedings will also likely affect our business in ways that we cannot predict. Napster accrues for the cost of these fees, based on contracted or statutory rates, when established, or management’s best estimates based on facts and circumstances regarding the specific music services and agreements in similar geographies or with similar agencies. If the final agreed rates differ significantly from management’s estimate, the actual amount paid and expensed could differ materially from the recorded amounts. The differing types and large quantity of licenses that we must obtain creates significant complexities for our business and, as the licensing situation evolves in the different countries in which we operate, these requirements may significantly impact or hinder our ability to execute our business plans.

Our success depends on our digital music distribution service’s interoperability with our customer’s music playback hardware.

In order for the paid Napster service to be successful, we must design our service to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable MP3 players, music-enabled cell phones, PCs and other mobile devices. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our design objectives and to offer a service that is attractive to our customers. Currently, there are a limited number of devices that offer the portable subscription functionality that is required to support our Napster To Go and Napster Mobile services and certain current manufacturers may not be able to profitably continue to offer existing devices. Our software is not currently compatible with the Apple lines of products, including the iPod music player, the current equipment market leader. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, or if music-enabled devices fail to grow significantly over time, our business will be harmed.

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

Our success substantially depends on the continued employment of certain executive officers and key employees, including, in particular, Christopher Gorog, our Chief Executive Officer. The loss of his services could harm our business. If Mr. Gorog were to leave our company, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.

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

Because we operate in North America, Japan and Europe, our business is subject to risks associated with doing business internationally. Revenues from international operations have represented a significant portion of our total net revenues from our digital music distribution business. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues as we expand our Napster and Napster Mobile services abroad and enter into additional joint venture arrangements and other strategic partnerships, if any, with international partners. Accordingly, our future revenues could decrease based on a variety of factors, including:

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

Companies in the technology and content-related industries have frequently been subjected to litigation regarding intellectual property rights. In addition, we believe these industries are experiencing an increased level of litigation to determine the applicability of current laws to, and the impact of new technologies on, the use and distribution of content over the Internet and through new devices, especially in the music industry. From time to time we receive claims and inquiries from third parties alleging that our internally developed technology, or technology we license from third parties, may infringe their proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, or other proprietary rights, or alleging unfair competition or violations of privacy rights. In addition, as we continue to develop and introduce products and services that provide or enable the provision of content, our litigation risk may increase. As a result, we could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms, or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and could harm our business.

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

NAPSTER, INC.

(Registrant)

Date: August 1, 2007	By:	/s/ WM. CHRISTOPHER GOROG
Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer)

	By:	/s/ NAND GANGWANI
Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003 (1)
2.2	AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated January 11, 2007, excluding certain schedules, exhibits, appendices and annexes thereto (2) **
2.3	Amendment No. 1 to AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated March 14, 2007, excluding certain schedules, exhibits, appendices and annexes thereto (2)
2.4	Letter Agreement, dated March 14, 2007, amending that certain AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated January 11, 2007, as amended (2)
3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)
3.2	Amended and Restated Bylaws of the Registrant (5)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (6)
4.1	Form of Common Stock certificate of the Registrant (3)
4.2	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (6)
4.3	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (7)
4.4	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (5)
4.5	Form of Purchase Agreement dated as of January 13, 2004 by and between Napster and certain Purchasers set forth on the signature page thereto (8)
4.6	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (9)
4.7	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (9)
4.8	Form of Purchase Agreement dated as of January 20, 2005 by and between Registrant and certain Investors (10)
31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 6, 2007.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2004.
(4)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2005.