Form 10-Q
period 2007-09-30
NAPSTER INC
filed 2007-11-01
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were approximately 46,200,000 shares of the registrant’s Common Stock outstanding, par value $0.001.

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

•	our ability to successfully enter into additional strategic partnerships;

•	our ability to keep subscriber acquisition costs at the low levels we have recently achieved and keep overall marketing spend at the reduced run rate;

•	our ability to reduce subscriber churn;

•	our ability to build the Napster brand;

•	our competitive advantages;

•	our ability to continue to innovate by investing in new services and technologies;

•	our expectations included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, regarding changes in revenues and expenses;

•	our expectation that world-wide net subscriber growth will resume as music enabled cell phone and other device sales ramp up over the holidays;

•	our expectation that quarterly cash flows for the next twelve months will be near breakeven, excluding any large non-recurring cash payments; and

•	our expectations that our existing cash, cash equivalents and short-term investments will provide sufficient capital to meet our requirements for at least the next twelve months.

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

Napster, Napster Mobile, Napster To Go and Napster Light are either trademarks or registered trademarks of Napster, Inc. or its subsidiaries in the United States and/or other countries. All other trademarks are owned by their respective owners.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NAPSTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	As of
	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$43,921	$30,069
Short-term investments	24,445	36,414
Accounts receivable, net of allowance for doubtful accounts of $16 at September 30, 2007 and $10 at March 31, 2007	2,083	1,418
Prepaid expenses and other current assets	3,395	6,547

Total current assets	73,844	74,448
Property and equipment, net	4,316	4,736
Goodwill	34,658	34,658
Identifiable Intangible assets, net	5,103	7,729
Other assets	144	158

Total assets	$118,065	$121,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,523	$2,231
Accrued liabilities	25,161	23,574
Deferred revenues	6,799	7,601

Total current liabilities	36,483	33,406
Long-term liabilities
Deferred income taxes	4,011	3,548
Other long-term liabilities	76	69

Total liabilities	40,570	37,023

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and Outstanding: 46,351 shares at September 30, 2007 and 44,770 shares at March 31, 2007	46	45
Additional paid-in capital	264,463	262,730
Accumulated deficit	(187,522)	(178,194)
Accumulated other comprehensive income	508	125

Total stockholders’ equity	77,495	84,706

Total liabilities and stockholders’ equity	$118,065	$121,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$31,618	$25,460	$63,872	$53,576
Cost of revenues (1)	22,173	18,526	45,624	37,648

Gross margin	9,445	6,934	18,248	15,928
Operating expenses:
Research and development (1)	2,264	2,297	4,976	5,234
Sales and marketing (1)	4,978	8,526	8,969	18,997
General and administrative (1)	6,462	5,712	12,427	11,700
Amortization of intangible assets	1,087	—	2,626	—

Total operating expenses	14,791	16,535	28,998	35,931

Loss from operations	(5,346)	(9,601)	(10,750)	(20,003)
Other income, net	595	1,227	2,026	2,408

Loss before income tax provision	(4,751)	(8,374)	(8,724)	(17,595)
Income tax provision	(333)	(290)	(604)	(557)
Loss from unconsolidated entity	—	(338)	—	(668)

Net loss	$(5,084)	$(9,002)	$(9,328)	$(18,820)

Basic and diluted net loss per share	$(0.12)	$(0.21)	$(0.21)	$(0.44)

Weighted average shares used in computing net loss per share:
Basic and diluted	43,540	43,197	43,475	43,147

(1) Amounts reported include stock-based compensation expense as follows:
Cost of revenues	$15	$6	$38	$16
Research and development	228	181	539	368
Sales and marketing	133	115	218	258
General and administrative	693	677	1,391	1,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Outstanding	Amount
Balance at March 31, 2007	44,770	$45	$262,730	$(178,194)	$125	$84,706
Net loss	—	—	—	(9,328)	—	(9,328)
Foreign currency translation adjustment	—	—	—	—	361	361
Unrealized gain on short-term investments	—	—	—	—	22	22

Total comprehensive loss						(8,945)
Issuance of common stock under employee stock plans, net of cancellations and share repurchases	1,581	1	(453)	—	—	(452)
Stock-based compensation expense	—	—	2,186	—	—	2,186

Balance at September 30, 2007	46,351	$46	$264,463	$(187,522)	$508	$77,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,328)	$(18,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,983	1,766
Amortization of prepaid marketing expenses	2,205	—
Stock-based compensation charges	2,186	1,953
Deferred tax expense	463	463
Loss from unconsolidated entity	—	668
Change in operating assets and liabilities:
Accounts receivable	(656)	(237)
Prepaid expenses and other current and long term assets	970	(400)
Accounts payable	2,243	1,918
Accrued liabilities	1,491	363
Deferred revenues	(886)	(3,408)
Other current and long-term liabilities	14	(34)

Net cash provided by (used in) operating activities	2,685	(15,768)

Cash flows from investing activities:
Purchases of property and equipment	(937)	(521)
Proceeds from sale of Consumer Software Division	—	2,200
Purchases of short-term investments	(33,684)	(45,533)
Proceeds from maturities and sale of short-term investments	45,674	43,704
Other	—	68

Net cash provided by (used in) investing activities	11,053	(82)

Cash flows from financing activities:
Principal payment of capital lease obligation	(2)	(31)
Repurchase of common stock under employee stock plans, net	(452)	(35)

Net cash used in financing activities	(454)	(66)

Effect of exchange rates on cash	568	168
Change in cash and cash equivalents	13,852	(15,748)
Cash and cash equivalents at beginning of period	30,069	46,812

Cash and cash equivalents at end of period	$43,921	$31,064

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

Advertising Costs

Advertising costs are expensed as incurred and were $1.4 million and $2.6 million for the three and six months ended September 30, 2007, respectively, and $6.0 million and $12.9 million for the three and six months ended September 30, 2006, respectively.

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

The uncertain tax position balance as of September 30, 2007 was insignificant. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. No additional interest and penalties were accrued upon adoption of FIN 48. Interest and penalties accrued previously were immaterial as of September 30, 2007. The Company does not anticipate significant changes to total uncertain tax positions due to the settlement of examinations or the expirations of statutes of limitations during the next twelve months.

NOTE 2—CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents

Napster’s cash and cash equivalents at fair value consist of the following (in thousands):

	September 30, 2007	March 31, 2007
Cash	$15,576	$13,238

Cash equivalents:
Certificates of deposit	1,839	—
Commercial paper	9,999	6,657
Corporate securities	—	1,507
Money market securities	13,312	8,667
U.S. agencies securities	3,195	—

Total cash equivalents	28,345	16,831

Total cash and cash equivalents	$43,921	$30,069

Short-Term Investments

Napster’s short-term investments at fair value consist of the following (in thousands):

	September 30, 2007	March 31, 2007
Commercial paper	$13,757	$15,096
Asset backed securities	1,679	5,188
Corporate securities	5,201	13,924
Municipal securities	3,808	2,206

	$24,445	$36,414

Napster’s investments in marketable securities and short-term investments are all considered available for sale. The fair values of these investments approximate carrying value. Realized and unrealized gains and losses on investments are determined on the specific identification method.

All $24.4 million and $36.4 million of short-term investments at September 30, 2007 and March 31, 2007, respectively, mature in less than one year.

Realized gains and losses, amortization and accretion on cash equivalents and short-term investments, net, totaled $423,000 and $808,000 for the three and six months ended September 30, 2007, respectively, and $395,000 and $815,000 for the three and six months ended September 30, 2006, respectively. Gross realized losses on short-term investments for the three and six months ended September 30, 2007 and 2006 were not significant.

Additionally, gross unrealized gains on cash equivalents and short-term investments were $8,000 and $2,000 as of September 30, 2007 and March 31, 2007, respectively, and gross unrealized losses on cash equivalents and short-term investments were $5,000 and $20,000 as of September 30, 2007 and March 31, 2007, respectively. Napster has determined that the gross unrealized losses on its available-for-sale securities as of September 30, 2007 are temporary in nature.

NOTE 3— BALANCE SHEET DETAIL

Prepaid expenses and other current assets (in thousands)

	September 30, 2007	March 31, 2007
Prepaid marketing expense	$1,587	$3,792
Prepaid expenses and other current assets	1,808	2,755

Total prepaid expenses and other current assets	$3,395	$6,547

Identifiable intangible assets, net (in thousands)

	September 30, 2007		March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identified intangible assets:
Patents	$376	$376	$376	$376
Trademarks	5,982	5,982	5,982	5,982
Customer intangible	8,000	2,897	8,000	271

Total	$14,358	$9,255	$14,358	$6,629

Net book value		$5,103		$7,729

Amortization of identifiable intangible assets was $1.1 million and $2.6 million for the three and six months ended September 30, 2007, respectively, and zero for the three and six months ended September 30, 2006, respectively. The customer intangible is being amortized based on its estimated usage over a five-year period.

Accrued liabilities (in thousands)

	September 30, 2007	March 31, 2007
Accrued Liabilities:
Accrued affiliate and content liabilities	$9,327	$9,536
Accrued publishing fees	8,810	6,589
Accrued compensation and related expenses	1,416	1,825
Other accrued liabilities	5,608	5,624

Total accrued liabilities	$25,161	$23,574

NOTE 4—STOCKHOLDERS’ EQUITY

Stock Plans

The following table summarizes the activity relating to restricted stock awards (“RSAs”) and stock option grants for the six months ended September 30, 2007:

	Restricted Stock		Stock Options
	Unvested Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2007	1,512,247	$4.04	3,989,178	$7.66
RSAs awarded/Options granted	1,993,750	$4.03	43,875	$4.17
RSAs vested	(406,190)	$4.06	N/A	—
Options exercised	N/A	—	—	—
RSAs/Options forfeited	(307,159)	$4.14	(43,046)	$4.42
Options expired	N/A	—	(233,377)	$6.13

Outstanding at September 30, 2007	2,792,648	$4.02	3,756,630	$7.76

Weighted average grant date fair value at September 30, 2006		$4.01

As of September 30, 2007, there was $7.0 million and $947,000 of total unrecognized compensation expense related to unvested restricted stock awards and stock options, respectively, which is expected to be recognized over the weighted-average periods of 3.18 and 1.29 years, respectively. The total fair value on the vesting date of restricted stock awards that vested during the six months ended September 30, 2007 and 2006 was $1.6 million and $594,000, respectively.

A total of 6.5 million and 5.8 million common equivalent shares were excluded from the calculation of weighted average shares as of September 30, 2007 and 2006, respectively, because their effect would have been anti-dilutive.

NOTE 5—GEOGRAPHIC INFORMATION

Net Revenue

The following table presents net revenues from continuing operations by country based on the entity that received the revenue (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
United States	$26,021	$20,608	$52,979	$44,848
Europe	5,597	4,852	10,893	8,728

	$31,618	$25,460	$63,872	$53,576

Cash and Investments

The following table presents cash, cash equivalents and short-term investments held in entities organized in the following legal jurisdictions (in thousands):

	September 30, 2007	March 31, 2007
United States	$57,062	$59,647
United Kingdom	1,681	1,204
Luxembourg	9,464	5,296
Germany	159	336

	$68,366	$66,483

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

On October 8, 2004, SightSound Technologies, Inc. (“SightSound”) filed a lawsuit against Napster and Napster, LLC in U.S. District Court for the Western District of Pennsylvania (Case No. 2:04-cv-1549) alleging infringement of certain of its patents by the Napster service. SightSound is demanding monetary damages and injunctive relief. Napster was served with the complaint in the lawsuit on November 5, 2004. Napster answered the complaint and filed an application with the United States Patent and Trademark Office for reexamination of the patents. The court proceedings have been administratively closed pending the outcome of Napster’s reexamination application. In or around November 2005, SightSound sold the patents in question to a subsidiary of General Electric for an undisclosed amount. The Patent Office rejected all of the claims of each of the patents. In June 2007, General Electric filed an appeal of this decision with the Patent Office.

On August 5, 2005, Ho Keung Tse filed suit against Apple Computer, Inc., Napster, MusicMatch, Inc., Sony Connect, Inc., Yahoo, Inc. and RealNetworks, Inc. in U.S. District Court for the District of Maryland (Case No. 1:05-cv-2149) alleging infringement of U.S. Patent No. 6665797 by the defendants’ respective music distribution services. Mr. Tse is demanding monetary damages and injunctive relief. The defendants have formed a joint defense group and intend to defend themselves vigorously. The defendants were granted change of venue to the District of Northern California (Case No. 4:06- cv-06573-SBA) ), where the court recently stayed the litigation pending the reexamination of the related patent by the United States Patent and Trademark Office.

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

On September 11, 2007, Premier International Associates filed suit against Napster and others in U.S. District Court for the Eastern District of Texas (Case no. 2: 07-cv-396) alleging infringement of U.S. Patents nos. 6,243,725 and 6,763,345 by the defendants’ products and services. Premier is demanding monetary damages and injunctive relief. Napster has joined a joint defense group, and the parties intend to defend themselves vigorously.

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

Executive Summary

Napster, among the most recognized brands in online music, is a leading provider of digital music for the consumer market. Our digital music distribution services enable fans to sample, listen to, subscribe to and purchase from one of the world’s largest and most diverse online music catalogs utilizing a secure and legal platform. Napster users have access to songs from all major labels and hundreds of independent labels, and are able to stream or download those songs either over the Internet or over wireless networks.

Subscribers to the Napster PC service receive unlimited access to our more than 5 million song catalog, and have the ability to download music with high quality sound and enjoy their music in an advertising-free environment, as well as access many features including radio, Billboard charts and many community features. In addition, Napster subscribers are able to enjoy their music on a variety of media across personal computers (including directly from a web browser with no software required on PC, Mac, and Linux platforms), CDs, MP3 players, music-enabled cellular phones and digital media devices for the living room.

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

We derive our primary revenues from online subscriptions and permanent music downloads. The paid Napster service offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded as well as the ability to purchase individual tracks or albums on an a la carte basis. Subscription and permanent download fees are paid by end user customers in advance via credit card, online payment systems or redemption of pre-paid cards, gift certificates or promotional codes. Napster also periodically licenses merchandising rights and resells hardware that our end users may utilize to store and replay their digital music content.

The market for digital music is growing rapidly and we expect our digital music distribution business to continue to grow as the industry expands, particularly in the wireless markets. The digital music market is highly competitive and we expect competition to continue to increase in the future as the market expands. We believe that our unique brand, technology and feature set positions us favorably with respect to many of our competitors.

From the acquisition of Pressplay on May 19, 2003 through the end of fiscal 2007, our digital music distribution business operated at a loss and with negative cash flow. During the first half of fiscal 2008, we operated at a loss, but achieved a positive cash flow for the first time. We expect to continue to operate at a loss near term due to our significant investments to enhance service capabilities, market our products and grow worldwide. We expect quarterly cash flows for the next twelve months to be near breakeven, excluding any large non-recurring cash payments.

We previously announced in September 2006 that we had retained UBS Securities LLC to assist our Board of Directors and management in the evaluation of strategic alternatives. We ultimately concluded that the shareholder value that could result from a potential strategic partnership, sale of the Company or other strategic alternative available to us was outweighed by the value that could be realized by our shareholders from the successful execution of our current operational plan to grow the Company. We will continue to evaluate strategic alternatives, including possible strategic partnerships or a sale of the Company, as they develop. In the meantime, our primary focus remains on growing the Company.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Except as indicated below, there have been no significant changes during the six months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues (in thousands, except percentages):

			As a Percentage of Net Revenues				As a Percentage of Net Revenues
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Net revenues:
Service	$30,862	$25,359	98%	100%	$63,055	$53,406	99%	100%
Product and trademark license	756	101	2%	0%	817	170	1%	0%

Net revenues	$31,618	$25,460	100%	100%	$63,872	$53,576	100%	100%

Service Revenues

Service revenues increased in the three and six months ended September 30, 2007 as compared to the corresponding periods in fiscal 2007 primarily due to the increase in our subscriber base year over year and the launch of new product lines. Paid subscribers increased to approximately 750,000 at September 30, 2007 from approximately 518,000 at September 30, 2006. A significant portion of this increase is due to the transition of the AOL Music Now subscribers to our service in March 2007. Additionally, we launched our wireless product line during the fall of 2006, resulting in increased wireless revenues year over year.

The $5.5 million increase in service revenues for the three months ended September 30, 2007 compared to the prior year quarter is primarily due to a $6.6 million increase in subscription and wireless revenue, offset by a $1.1 million decrease in download revenue due to the growing adoption of Napster To Go compatible devices, enabling more customers to have portable music without individually purchasing songs.

The $9.6 million increase in service revenues for the first half of fiscal 2008 as compared to the corresponding period in fiscal 2007 is the result of a $13.8 million increase in subscription and wireless revenue, offset by the fact that download revenues decreased $2.3 million year over year, and the fact that the first half of fiscal 2007 included the one-time benefit of $1.9 million in prepaid card breakage related to the resolution of certain legal restrictions associated with previously sold prepaid cards.

As expected, due to summer seasonality, paid subscribers at September 30, 2007 decreased from the total at June 30, 2007. Excluding fiscal 2007 university subscribers, the drop in the second quarter of fiscal 2008 was 2.6% compared to a 4.1% drop in the second quarter of fiscal 2007. Subscribers grew in all of our newly launched markets and product lines; the only product line with a net subscriber decrease was our basic PC based service. We expect world-wide net subscriber growth to resume as music enabled cell phone and other device sales ramp up over the holidays.

We anticipate that service revenues will increase in the coming quarter primarily due to the holidays, and in particular as a result of our holiday partner programs, and due to growth in our new product lines or recently launched markets, such as the Japan and European mobile launches. Quarterly revenue growth will also be impacted by the timing of periodic breakage revenue.

Product and Trademark License Revenues

Product and trademark license revenues increased for the three and six months ended September 30, 2007 as compared to the corresponding periods in fiscal 2007 primarily due to $700,000 of non-recurring trademark license revenue recognized due to the termination of a trademark license agreement in September 2007. We expect that product and trademark license revenues will continue to be a small portion of net revenues and fluctuate depending on the product promotions and trademark licenses that we enter into each quarter.

Geographic Revenues

The following table sets forth, for the periods indicated, the summary of our revenues by geography (in thousands, except percentages):

	Three Months Ended September 30,		As a Percentage of Net Revenues Three Months Ended September 30,		Six Months Ended September 30,		As a Percentage of Net Revenues Six Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues:
North America	$26,021	$20,608	82%	81%	$52,979	$44,848	83%	84%
Europe	5,597	4,852	18%	19%	10,893	8,728	17%	16%

Net revenues	$31,618	$25,460	100%	100%	$63,872	$53,576	100%	100%

Revenue in North America for the three and six months ended September 30, 2007, as compared to the corresponding periods of fiscal 2007, increased primarily due to the increases in subscription and wireless revenues and the $700,000 non-recurring trademark license revenue in the second quarter of fiscal 2008, offset by the decreases in download revenue and one-time prepaid card breakage revenue.

European subscription and download revenue increased in the three and six months ended September 30, 2007 compared to the comparable prior year periods. The increases are primarily due to overall growth of the online music and mobile markets in Europe.

We anticipate that the proportion of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives focused on world-wide customer growth and international expansion.

Gross Margin

The following table sets forth, for the periods indicated, our gross margins (in thousands, except percentages):

	Three Months Ended September 30,		As a Percentage of Related Revenues Three Months Ended September 30,		Six Months Ended September 30,		As a Percentage of Related Revenues Six Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Gross Margin
Service	$9,087	$7,047	29%	28%	$18,059	$16,087	29%	30%
Product and trademark license	358	(113)	47%	(112%)	189	(159)	23%	(94%)

Total gross margin	$9,445	$6,934	30%	27%	$18,248	$15,928	29%	30%

Service gross margin is the profit from revenues after deducting the cost of royalties to content providers and publishers, technical support, bandwidth and hosting costs, depreciation and amortization of infrastructure related to the delivery of the services, and any other direct costs of providing the services. Product and trademark license gross margin is the profit from revenues after deducting the cost of products sold, order fulfillment services, product shipping costs and any other direct expenses to deliver the product or trademark licenses.

Service gross margin as a percentage of related revenue increased in the three months ended September 30, 2007 compared to the corresponding period of fiscal 2007 primarily due to the shift in our revenue mix to higher margin services. We had proportionally more subscription revenue in the second quarter of fiscal 2008 and proportionally less download revenue, which has a lower margin.

Service gross margin decreased one percentage point during the six months ended September 30, 2007 as compared to the corresponding period of fiscal 2007 primarily due to the $1.9 million of non-recurring prepaid card breakage revenue recognized in the first quarter of fiscal 2007.

Excluding one-time revenues that have no cost of revenues, service gross margin for the three and six months ended September 30, 2007 improved three and two percentage points, respectively, from the same periods of fiscal 2007, due to the shift of our revenue mix to a higher proportion of higher margin subscription revenues.

Product and trademark license gross margin as a percentage of related revenue varies primarily due to the terms of hardware promotions and the volume of trademark licenses in each period. The improvement in product and trademark license gross margin percentage for the three and six months ended September 30, 2007 as compared to the corresponding periods of fiscal 2007 is due to the non-recurring trademark license revenue recognized in the second quarter of fiscal 2008 that had no associated cost of revenues.

Service headcount dedicated to maintaining content and providing customer care was 13 and 12 at September 30, 2007 and 2006, respectively.

Gross margins will fluctuate in the future as breakage revenue, with no associated cost of revenues, is recognized. Excluding breakage revenue and low margin hardware promotions, we expect gross margins to remain steady.

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

The following table sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended September 30,		As a Percentage of Net Revenues Three Months Ended September 30,		Six Months Ended September 30,		As a Percentage of Net Revenues Six Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Research and development	$2,264	$2,297	7%	9%	$4,976	$5,234	8%	10%
Sales and marketing	4,978	8,526	16%	33%	8,969	18,997	14%	35%
General and administrative	6,462	5,712	20%	22%	12,427	11,700	19%	22%
Amortization of intangible assets	1,087	—	3%	—	2,626	—	4%	—

	$14,791	$16,535	46%	64%	$28,998	$35,931	45%	67%

Research and Development

Research and development expenses consist primarily of salary, benefits (including stock-based compensation) and contractors’ fees for our development and other costs associated with the minor enhancements of existing products, development of new services or development of new features for existing services.

Research and development (“R&D”) expenses remained flat and decreased for the three and six months ended September 30, 2007, respectively, as compared to the corresponding period of fiscal 2007, primarily due to the fact that we utilized more of our internal resources on projects that are capitalizable, hired fewer outside contractors and incurred less depreciation in fiscal 2008. Those decreases were offset by higher stock-based compensation expense as more stock grants were issued in the first quarter of fiscal 2008 and by a one-time reimbursement from Napster Japan for R&D projects recognized as a reduction in R&D costs in the second quarter of fiscal 2007.

Research and development headcount was 61 and 64 at September 30, 2007 and 2006, respectively.

We expect future research and development expenses to fluctuate depending on our level of investment in new product enhancements and on whether those development projects qualify for capitalization in accordance with generally accepted accounting principles.

Sales and Marketing

Sales and marketing expenses consist primarily of salary and benefits (including stock-based compensation) for sales and marketing personnel, referral fees paid to marketing partners, other subscriber acquisition costs, as well as costs associated with advertising and promotions.

Sales and marketing expenses decreased $3.3 million and $9.1 million in the three and six months ended September 30, 2007, respectively, as compared to the corresponding periods of fiscal 2007 due to the reduction in fixed cost marketing programs and shift to variable cost marketing programs with strategic distribution partners who are paid only when we acquire new trial or paying subscribers. The remaining $200,000 and $900,000 decrease in sales and marketing expenses in the three and six months ended September 30, 2007, respectively, is associated with reduced personnel costs since we need fewer employees and outside contractors to manage the current marketing programs.

Sales and marketing headcount decreased to 28 at September 30, 2007 from 36 at September 30, 2006.

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

General and administrative expenses increased for the second quarter of fiscal 2008 as compared to the corresponding period of fiscal 2007 due to an approximately $350,000 increase in administrative outsource fees year over year and a $400,000 increase in personnel related expenses primarily associated with the transition of our Chief Operating Officer position.

General and administrative expenses increased for the first half of fiscal 2008 as compared to the corresponding period of fiscal 2007 primarily due to the increase in administrative outsource fees year over year. Personnel related expenses remained comparable year over year because the increase associated with executive transition in fiscal 2008 was equally offset by lower headcount and associated costs.

General and administrative, including all corporate general and administrative employees, was 37 at September 30, 2007 compared to 42 at September 30, 2006.

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

Loss from Unconsolidated Entity

The fiscal 2007 loss from unconsolidated entity represents our 31.5% portion of the loss incurred by Napster Japan during the period, limited to the extent of our cumulative equity contributions. We recognized no loss in the first half of fiscal 2008 because our portion of the unconsolidated entity’s losses exceed our cumulative equity contributions. We do not expect to record further losses from Napster Japan unless we contribute additional capital in the future. Napster, LLC has no obligation to fund future losses or provide additional capital contributions to Napster Japan. In the event that Napster Japan issues additional equity ownership in the future and we do not participate in the financing, our ownership interest in Napster Japan would be diluted.

Other Income, Net

Other income, net, consists primarily of interest income on our cash equivalents and short-term investments, realized gains (losses) on short-term investments, interest expense and other miscellaneous income.

Other income, net, decreased approximately $600,000 in the second quarter of fiscal 2008 as compared to the corresponding period of fiscal 2007 due primarily to $450,000 lower interest income on a lower average cash and short-term investments balance and $150,000 higher foreign currency remeasurement losses, primarily due to the fluctuation in the value of the British Pounds against the Euro during the quarter.

Other income, net, decreased approximately $400,000 in the first half of fiscal 2008 as compared to the corresponding period of fiscal 2007 due primarily to lower interest income on a lower average cash and short-term investments balance and higher foreign currency remeasurement losses, offset by a $638,000 benefit recognized upon the resolution of contingencies related to the Roxio spin off from Adaptec in the first quarter of fiscal 2008.

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

Liquidity and Capital Resources

At September 30, 2007, Napster had $68.4 million in cash, cash equivalents and short-term investments. These amounts consist principally of commercial paper, corporate securities, U.S. government securities, municipal securities, asset backed securities, certificates of deposit and money market securities. This balance represents a $1.9 million increase as compared to cash, cash equivalent and short-term investments at March 31, 2007.

Our primary ongoing source of cash is receipts from revenues. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments to content providers, payments for products held for resale, and purchases of property and equipment, including software development costs.

We have significant non-cash expenditures, such as depreciation and amortization, amortization of prepaid marketing expenses, stock based compensation charges and deferred tax expense. We also have significant non-cash changes in working capital, such as accruals for music publishing fees, for which rates have not been agreed and thus only partial payments are being made against our music publishing fee accruals. If we had been required to make regular quarterly payments of the music publishing fees, our cash flows in each of the first two quarters of fiscal 2008 would have been slightly negative.

For the remainder of fiscal 2008, provided that the music publishing fee rates are not finalized and presuming that we have no other large unusual cash payments, we expect to reflect cash flows near or above breakeven. However, once music publishing fee rates are established, we will be obliged to make a significant one-time payment for historical musical publishing fees, and we will likely be required to make full regular payments. At that time, our cash flows from operations may become negative.

Our working capital was $37.4 million at September 30, 2007 compared to $41.0 million at March 31, 2007.

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

Cash Flows

The following table sets forth, for the periods indicated, the components of cash flow activities (in thousands):

	For the Six Months Ended September 30,
	2007	2006
Net loss	$(9,328)	$(18,820)
Non-cash expenses	8,837	4,850
Changes in operating assets and liabilities:
Deferred revenue	(886)	(3,408)
Other working capital changes	4,062	1,610

Net cash provided by (used in) operating activities	$2,685	$(15,768)

Net cash provided by (used in) investing activities	$11,053	$(82)
Net cash used in financing activities	$(454)	$(66)

Cash provided by (used in) operating activities is driven by our net loss, adjusted for non-cash items, and change in operating assets and liabilities. Non-cash adjustments include depreciation and amortization, amortization of prepaid marketing expenses, stock-based compensation expense, deferred income taxes and loss in unconsolidated entities. Other cash changes in operating assets and liabilities include the deferral of revenue, vendor prepayments, and ongoing payment and collection of trade payables and receivables.

Cash provided by (used in) investing activities is primarily attributable to purchases and sales of short-term investments, investment in (return on investment from) unconsolidated entity, proceeds from divestitures and capital expenditures.

Cash provided by (used in) financing activities is driven by our financing activities relating to employee stock plans, principal payments of long-term debts and equity financing.

The $18.5 million increase in net cash provided by operating activities in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 is due to (1) the $9.5 million lower net loss in the first half of fiscal 2008, (2) $4.0 million of additional non-cash expenses in the first half of fiscal 2008, related to amortization of assets recorded as part of the customer acquisition in March 2007, (3) $2.5 million less non cash revenues recognized in the first half of fiscal 2008, related primarily to prepaid card breakage revenue recognized in the first half of fiscal 2007, (4) $1.3 million of increased accruals for music publishing fees on higher revenues in the first half of fiscal 2008, (5) $1.3 million fewer deposits and other receivables as of September 30, 2007, offset by (6) an approximately $100,000 net decrease in other changes in working capital items.

The increase in net cash provided in investing activities in the first six months of fiscal 2008 compared to fiscal 2007 is primarily due to the fact that, after funding the $937,000 of capital expenditures in the first half of fiscal 2008, we moved available funds from short-term investments to favorable interest rates cash-equivalent investments. During the first half of fiscal 2007, we invested the $2.2 million cash receipt from Sonic related to the divestiture of CSD in short-term investments.

Financing activities in both fiscal 2008 and 2007 were due to required minimum tax withholding on employee stock plan activity.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

At September 30, 2007, all $24.4 million of our short-term investments are subject to market risk and mature within one year. The weighted-average interest rate of those short-term investments was 4.22% at September 30, 2007. Our cash equivalents are invested in commercial paper, money market funds, corporate securities and certificates of deposit, which are not considered “subject to market risk” because those funds are not subject to significant interest rate risk due to their short maturities.

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

Exchange Rate Risk

We market our Napster service in North America, Japan and Europe, resulting in transactions denominated in U.S. dollars, Canadian dollars, United Kingdom pounds, Euro, Swiss Francs and Japanese yen. As such, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

Cash and cash equivalents are predominantly denominated in U.S. dollars. As of September 30, 2007 we held the equivalent of $6.7 million U.S. dollars of cash and cash equivalents in United Kingdom pounds, $5.1 million in Euro and approximately $500,000 in other foreign currencies.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For legal proceedings, see Note 6 – Commitments And Contingencies to the condensed consolidated financial statements appearing in Item 1, Part I to this Quarterly Report, which are incorporated by reference into this Item 1, Part II.

ITEM 1A.	RISK FACTORS

We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2007. We do not believe any of the updates constitute material changes from the risk factors previously disclosed in that report. For convenience, our risk factors, as updated, are included below in this Item 1A.

In addition, investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report. If any of the following risks occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the price of our common stock could decline, and you could lose all or part of your investment.

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

Our digital music distribution business has experienced significant net losses since its inception and, given the significant operating expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and will likely continue to experience net losses thereafter. No assurance can be made that our paid Napster service or the free music service will ever contribute net income to our statement of operations. During the period beginning April 1, 2003, just prior to our acquisition of Pressplay in May 2003, through September 30, 2007, we incurred approximately $201.7 million of after tax losses from continuing operations.

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

On January 11, 2007, we entered into an Asset Purchase Agreement with AOL Music Now, LLC and AOL, LLC, collectively referred to as “AOL”, and an Advertising Agreement with AOL, LLC, collectively the “Agreement.” Under the terms of the Agreement, Napster, LLC paid $11.2 million to AOL in exchange for all of the subscribers to AOL’s Music Now service, together with certain related assets and liabilities. Additionally, Napster, LLC was granted certain exclusive advertising rights throughout the AOL Music Channel for one year, subject to renewal upon the achievement of certain milestones, and AOL guaranteed to deliver a minimum amount of advertising impressions to us. On March 15, 2007, we transferred more than 225,000 former AOL Music Now customers to the Napster service pursuant to the Agreement. If these former AOL Music Now customers do not stay on the Napster service as long as we have estimated, our revenues will not grow as expected and our business will be harmed. If the advertising agreement does not provide the volume of new customers that we anticipated, our cost per subscriber could increase to undesirable levels and, our business will be harmed.

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

Our digital music distribution services’ competitors currently include Apple Computer’s iTunes Music Store, RealNetworks, Inc’s Rhapsody America and Yahoo! Music Unlimited. Other competitors include online and offline retailers such as Amazon.com and WalMart, satellite radio providers such as XM and Sirius, and music services offered directly by mobile operators such as Verizon (via its V-cast service) and Sprint (through its Music Store). Internationally we currently compete with OD2, Puretracks, Omnifone’s Music Station, 3 Music Store and Vodafone’s music offerings, among others, as well as with a number of the other competitors described above.

Our digital music distribution business also faces significant competition from “free” peer-to-peer services, such as Limewire, KaZaA, Morpheus, BitTorrent and a variety of similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another’s hard drives, all without securing licenses from content providers. While the U.S. Supreme Court has found that Grokster may violate copyright laws, the court did not establish that such services are necessarily liable for copyright infringement, opting instead for a fact-based analysis of the services’ efforts to promote copyright infringement. Additionally, enforcement efforts against those in violation have not effectively shut down these services, and there can be no assurance that these services will ever be shut down. We are also impacted by free services operated out of foreign jurisdictions, such as Russia, where copyright and other laws may be less stringently interpreted and/or enforced. The ongoing presence of these “free” services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status. Finally, several high profile peer-to-peer services, such as Limewire, have started to or announced their intention to move to legally (or partially legally) licensed business models, while still using their peer-to-peer architecture. Many of these entities are well financed with significant installed user bases and if they are successful in moving their businesses to legal models, it could significantly increase our competitive pressure.

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

In particular, some of our competitors offer other goods and services and may be willing and able to offer music services at a lower price than we can in order to promote the sale of these goods and services. If we lower our prices, our gross margins and operating results may be adversely affected. If we do not lower our prices, we may be unable to compete with discount services. This could harm the ability of our online music services to compete effectively in the marketplace.

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

We believe that growth in the mobile music services market is key to the future growth in our general digital music distribution services. We are investing in this area but face significant and unique challenges that could adversely affect our business.

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

The success of our mobile music business is also currently contingent upon our ability to enter into strategic partnerships with leading mobile carriers. We cannot guarantee our ability to enter into or maintain these types of relationships. Additionally, certain major mobile carriers and handset manufacturers create and operate their own mobile music services that they offer directly to the consumer. Should this direct-to-consumer model become more prevalent, it could jeopardize our ability to competitively market our services.

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

Under copyright law, we are required to pay licensing fees for compositions embodied in digital sound recordings and for the sound recordings themselves that we deliver in our Napster service. U.S. copyright law generally does not specify the rate and terms of the licenses, which are determined by voluntary negotiations among the parties or, for certain compulsory publishing licenses where voluntary negotiations are unsuccessful, by a copyright royalty board (“CRB”), an administrative judicial proceeding supervised by the United States Copyright Office. Past copyright proceedings have resulted in rates for statutory webcasting that were significantly in excess of rates requested by webcasters. Currently, there is a CRB proceeding for mechanical licenses for digital distribution, including in a subscription context. We cannot predict the outcome of any negotiations or CRB proceedings. We may also elect to attempt to directly license compositions for our services, either alone or in concert with other affected companies. Further, the continued availability of blanket licenses for compositions used in international versions of the services is not assured, and for certain additional international services may be unclear. Therefore, our ability to negotiate appropriate licenses is uncertain.

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

In order for the paid Napster service to be successful, we must design our service to interoperate effectively with a variety of hardware products, including home stereos, car stereos, portable MP3 players, music-enabled cell phones, PCs and other mobile devices. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our design objectives and to offer a service that is attractive to our customers. Currently, there are a limited number of devices that offer the portable subscription functionality that is required to support our Napster To Go and Napster Mobile services and certain current manufacturers may not be able to profitably continue to offer existing devices. Our software is not currently compatible with the Apple lines of products, including the iPod music player, the current equipment market leader, and the iPhone. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, or if music-enabled devices fail to grow significantly over time, our business will be harmed.

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

We depend on a number of strategic relationships with third parties to co-market our services. We have entered into co-marketing agreements with infrastructure providers, mobile carriers, retailers, hardware manufacturers and other companies to broaden the distribution of our brand and our services. There is no guarantee that we will be able to renew existing agreements or enter into new agreements on acceptable terms, or at all. If we cannot maintain existing strategic relationships or enter into new relationships, our ability to market our services will be harmed.

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

•

someone could circumvent our security measures and misappropriate our, our partners’ or our customers’ intellectual property, interrupt our operations, or jeopardize our licensing arrangements, which are contingent on our sustaining appropriate security protections;

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

Our success substantially depends on the continued employment of certain executive officers and key employees, including, in particular, Christopher Gorog, our Chief Executive Officer. The loss of his services could harm our business. If Mr. Gorog were to leave our company, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience.

If we fail to manage expansion effectively, we may not be able to successfully manage our business, which could cause us to fail to meet our customer demand or to attract new customers, which would adversely affect our revenue.

Our ability to successfully offer our products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We plan to continue to increase the scope of our digital music distribution operations domestically and internationally. This anticipated growth in future operations may place a significant strain on our management resources that could distract management’s attention and result in our failure to execute our business plan.

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

Because we operate in North America, Japan and Europe, our business is subject to risks associated with doing business internationally. Revenues from international operations have represented a significant portion of our total net revenues from our digital music distribution business. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues as we expand our Napster and Napster Mobile services abroad and enter into additional joint venture arrangements and other strategic partnerships, if any, with international partners. Accordingly, our future revenues could decrease based on a variety of factors, including:

•	disputes with our international joint venture partners;

•	mismanagement or fraud by our international joint venture partners;

•	changes in foreign currency exchange rates;

•	seasonal fluctuations in sales of our prepaid cards as well as other products and services internationally;

•	changes in a specific country’s or region’s political or economic condition, particularly in emerging markets;

•	unexpected changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	trade protection measures and import or export licensing requirements;

•	potentially adverse tax consequences including changes to the VAT collection scheme;

•	difficulty in managing widespread sales operations; and

•	less effective protection of intellectual property in foreign jurisdictions.

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

Our business is directly affected by the level of consumer spending. One of the primary factors that affects consumer spending is the general state of the local economies in which we operate. Lower levels of consumer spending in regions in which we have significant operations could have a negative impact on our business, financial condition or results of operations.

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

We may be subject to assessment of additional sales and other taxes for the sale of our products, license of technology or provision of services.

We do not currently collect sales or other taxes on the sale of our products, license of technology or provision of services in states and countries other than those in which we have offices or employees. Our business would be harmed if one or more states or any foreign country were to require us to collect sales or other taxes from past sales or income related to products, licenses of technology or provision of services.

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

If, in the future, we conclude that our internal control over financial reporting is not effective, or if our auditors conclude that our evaluation of internal control over financial reporting is not effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to the effectiveness of the company’s internal control over financial reporting. There is a risk that in the future we may identify internal control deficiencies that suggest that our controls are no longer effective. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

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

(c) In accordance with the terms applicable to restricted stock awards to our employees, we require our employees to deliver shares of our common stock to us in order to satisfy any applicable tax withholding requirements that arise in connection with the vesting of their restricted stock awards. During the three months ended September 30, 2007, our employees delivered 3,608 shares of our common stock to us to satisfy tax-withholding obligations with respect to restricted stock awards that vested during such period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The most recent annual meeting of stockholders was held on September 20, 2007. Proposals I, II and III were approved. The results were as follows:

Proposal I

The following directors were elected at the meeting to serve a three-year term as directors expiring at our 2010 annual meeting of stockholders and until their successors are elected and qualified:

	For	Authority Withheld
Vernon E. Altman	33,251,197	3,684,355
Ross Levinsohn	33,324,359	3,611,193
Wm. Christopher Gorog	32,891,969	4,073,583

The following directors’ terms of office continued after the annual meeting of stockholders: Joseph C. Kaczorowski, Richard J. Boyko, Philip J. Holthouse, Brian C. Mulligan and Robert Rodin.

Proposal II

Ratification of the appointment of PricewaterhouseCoopers LLP as Napster’s independent registered public accounting firm for the fiscal year ending March 31, 2008:

For	Against	Abstain	Broker Non-Vote
35,275,093	1,528,151	132,308	0

Proposal III

Stockholder proposal requesting that Napster’s Board of Directors take the steps necessary to declassify the Board of Directors:

For	Against	Abstain	Broker Non-Vote
9,551,962	9,045,843	332,097	18,005,650

The proposals above are described in detail in Napster’s definitive proxy statement dated August 10, 2007 for the annual meeting of stockholders held on September 20, 2007.

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

NAPSTER, INC. (Registrant)

Date: November 1, 2007	By:	/s/ WM. CHRISTOPHER GOROG

Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer)

	By:	/s/ NAND GANGWANI

Nand Gangwani Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003 (1)

2.2	AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated January 11, 2007, excluding certain schedules, exhibits, appendices and annexes thereto (2) **

2.3	Amendment No. 1 to AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated March 14, 2007, excluding certain schedules, exhibits, appendices and annexes thereto (2)

2.4	Letter Agreement, dated March 14, 2007, amending that certain AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated January 11, 2007, as amended (2)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant (5)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (6)

4.1	Form of Common Stock certificate of the Registrant (3)

4.2	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (6)

4.3	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (7)

4.4	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (5)

4.5	Form of Purchase Agreement dated as of January 13, 2004 by and between Napster and certain Purchasers set forth on the signature page thereto (8)

4.6	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (9)

4.7	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (9)

4.8	Form of Purchase Agreement dated as of January 20, 2005 by and between Registrant and certain Investors (10)

10.1	Amended and Restated Offer Letter dated as of August 2, 2007 between Christopher W. Allen and the Registrant* (11)

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 6, 2007.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2004.
(4)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2005.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 3, 2007.