Form 10-Q
period 2007-12-31
NAPSTER INC
filed 2008-02-06
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of January 31, 2008, there were approximately 46,000,000 shares of the registrant’s Common Stock outstanding, par value $0.001.

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

•	our ability to successfully enter into additional strategic partnerships;

•	our ability to keep subscriber acquisition costs at the low levels we have recently achieved and keep overall marketing spend at the reduced run rate;

•	our ability to add new subscribers and reduce subscriber cancellations;

•	our ability to build the Napster brand;

•	our competitive advantages;

•	our ability to continue to innovate by investing in new services and technologies;

•	our expectations included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, regarding changes in revenues, gross margins and expenses;

•	our expectations that our existing cash, cash equivalents and short-term investments will provide sufficient capital to meet our requirements for at least the next twelve months; and

•	our expectation that we will continue to incur net losses for at least the next twelve months.

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

NAPSTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	As of
	December 31, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$29,433	$30,069
Short-term investments	39,854	36,414
Accounts receivable, net of allowance for doubtful accounts of $18 at December 31, 2007 and $10 at March 31, 2007	2,342	1,418
Prepaid expenses and other current assets	2,602	6,547

Total current assets	74,231	74,448
Property and equipment, net	3,925	4,736
Goodwill	34,658	34,658
Identifiable intangible assets, net	4,241	7,729
Other assets	140	158

Total assets	$117,195	$121,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,487	$2,231
Accrued liabilities	28,875	23,574
Deferred revenues	5,872	7,601

Total current liabilities	37,234	33,406
Long-term liabilities
Deferred income taxes	4,242	3,548
Other long-term liabilities	30	69

Total liabilities	41,506	37,023

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and Outstanding: 45,982 shares at December 31, 2007 and 44,770 shares at March 31, 2007	46	45
Additional paid-in capital	265,525	262,730
Accumulated deficit	(190,348)	(178,194)
Accumulated other comprehensive income	466	125

Total stockholders’ equity	75,689	84,706

Total liabilities and stockholders’ equity	$117,195	$121,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net revenues	$32,798	$28,372	$96,670	$81,948
Cost of revenues (1)	22,852	19,829	68,476	57,477

Gross margin	9,946	8,543	28,194	24,471
Operating expenses:
Research and development (1)	2,352	2,888	7,328	8,122
Sales and marketing (1)	4,552	9,173	13,521	28,170
General and administrative (1)	5,439	5,952	17,866	17,652
Amortization of intangible assets	863	—	3,489	—

Total operating expenses	13,206	18,013	42,204	53,944

Loss from operations	(3,260)	(9,470)	(14,010)	(29,473)
Other income, net	645	930	2,671	3,338

Loss before income tax provision	(2,615)	(8,540)	(11,339)	(26,135)
Income tax provision	(211)	(409)	(815)	(966)
Loss from unconsolidated entity	—	(1,323)	—	(1,991)

Loss from continuing operations, after income taxes	(2,826)	(10,272)	(12,154)	(29,092)
Income from discontinued operations, net of tax effect	—	762	—	762

Net loss	$(2,826)	$(9,510)	$(12,154)	$(28,330)

Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.06)	$(0.24)	$(0.28)	$(0.67)
Income per share from discontinued operations	—	$0.02	—	$0.02

Basic and diluted net loss per share	$(0.06)	$(0.22)	$(0.28)	$(0.65)

Weighted average shares used in computing net loss per share:
Basic and diluted	43,567	43,217	43,505	43,170

(1) Amounts reported include stock-based compensation expense as follows:
Cost of revenues	$25	$11	$63	$27
Research and development	247	205	786	573
Sales and marketing	163	115	381	373
General and administrative	669	617	2,060	1,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Out-standing	Amount
Balance at March 31, 2007	44,770	$45	$262,730	$(178,194)	$125	$84,706
Net loss	—	—	—	(12,154)	—	(12,154)
Foreign currency translation adjustment	—	—	—	—	316	316
Unrealized gain on short- term investments	—	—	—	—	25	25

Total comprehensive loss						(11,813)
Issuance of common stock under employee stock plans, net of cancellations and share repurchases	1,212	1	(495)	—	—	(494)
Stock-based compensation expense	—	—	3,290	—	—	3,290

Balance at December 31, 2007	45,982	$46	$265,525	$(190,348)	$466	$75,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(12,154)	$(28,330)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,519	2,497
Amortization of prepaid marketing expenses	3,305	—
Stock-based compensation charges	3,290	2,901
Deferred tax expense	695	695
Loss from unconsolidated entity	—	1,991
Change in operating assets and liabilities:
Accounts receivable	(908)	(1,154)
Prepaid expenses and other current and long term assets	667	289
Accounts payable	189	(896)
Accrued liabilities	5,149	2,339
Deferred revenues	(1,854)	(5,663)
Other current and long-term liabilities	(31)	(44)

Net cash provided by (used in) operating activities	3,867	(25,375)

Cash flows from investing activities:
Purchases of property and equipment	(1,220)	(659)
Proceeds from sale of Consumer Software Division	—	2,200
Purchases of short-term investments	(68,701)	(64,108)
Proceeds from maturities and sale of short-term investments	65,286	73,771
Investment in unconsolidated subsidiary	—	223

Net cash (used in) provided by investing activities	(4,635)	11,427

Cash flows from financing activities:
Principal payment of capital lease obligation	(3)	(32)
Repurchase of common stock under employee stock plans, net	(495)	(39)

Net cash used in financing activities	(498)	(71)

Effect of exchange rates on cash	630	338
Change in cash and cash equivalents	(636)	(13,681)
Cash and cash equivalents at beginning of period	30,069	46,812

Cash and cash equivalents at end of period	$29,433	$33,131

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

Advertising Costs

Advertising costs are expensed as incurred and were $1.4 million and $3.9 million for the three and nine months ended December 31, 2007, respectively, and $6.9 million and $19.8 million for the three and nine months ended December 31, 2006, respectively.

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is currently open to audit under the statue of limitations by the Internal Revenue Service for the years ended March 31, 2004 through 2007. State income tax returns for the Company and its subsidiaries are open to audit under the statue of limitations for the years ended March 31, 2003 through 2007. The Company’s foreign operations are open to audit under statute of limitations for the years ended March 31, 2004 through 2007.

The uncertain tax position balance as of December 31, 2007 was insignificant. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. No additional interest and penalties were accrued upon adoption of FIN 48. Interest and penalties accrued previously were immaterial as of December 31, 2007. The Company does not anticipate significant changes to total uncertain tax positions due to the settlement of examinations or the expirations of statutes of limitations during the next twelve months.

NOTE 2—CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents

Napster’s cash and cash equivalents at fair value consist of the following (in thousands):

	December 31, 2007	March 31, 2007
Cash	$11,672	$13,238

Cash equivalents:
Commercial paper	9,215	6,657
Corporate securities	—	1,507
Money market securities	8,546	8,667

Total cash equivalents	17,761	16,831

Total cash and cash equivalents	$29,433	$30,069

Short-Term Investments

Napster’s short-term investments at fair value consist of the following (in thousands):

	December 31, 2007	March 31, 2007
Commercial paper	$15,174	$15,096
Asset backed securities	664	5,188
Corporate securities	11,905	13,924
Municipal securities	7,658	2,206
U.S. agencies securities	4,453	—

	$39,854	$36,414

Napster’s investments in marketable securities and short-term investments are all considered available for sale. The fair values of these investments approximate carrying value. Realized and unrealized gains and losses on investments are determined on the specific identification method.

All $39.9 million and $36.4 million of short-term investments at December 31, 2007 and March 31, 2007, respectively, mature in less than one year.

Realized gains and losses, amortization and accretion on cash equivalents and short-term investments, net, totaled $338,000 and $1.1 million for the three and nine months ended December 31, 2007, respectively, and $339,000 and $1.2 million for the three and nine months ended December 31, 2006, respectively. Gross realized losses on short-term investments for the three and nine months ended December 31, 2007 and 2006 were not significant.

Additionally, gross unrealized gains on cash equivalents and short-term investments were $22,000 and $2,000 as of December 31, 2007 and March 31, 2007, respectively, and gross unrealized losses on cash equivalents and short-term investments were $15,000 and $20,000 as of December 31, 2007 and March 31, 2007, respectively. Napster has determined that the gross unrealized losses on its available-for-sale securities as of December 31, 2007 are temporary in nature.

NOTE 3— BALANCE SHEET DETAIL

Prepaid expenses and other current assets (in thousands)

	December 31, 2007	March 31, 2007
Prepaid marketing expense	$489	$3,792
Prepaid expenses and other current assets	2,113	2,755

Total prepaid expenses and other current assets	$2,602	$6,547

Identifiable intangible assets, net (in thousands)

	December 31, 2007		March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identified intangible assets:
Patents	$376	$376	$376	$376
Trademarks	5,982	5,982	5,982	5,982
Customer intangible	8,000	3,759	8,000	271

Total	$14,358	$10,117	$14,358	$6,629

Net book value		$4,241		$7,729

Amortization of identifiable intangible assets was $862,000 and $3.5 million for the three and nine months ended December 31, 2007, respectively, and zero for the three and nine months ended December 31, 2006, respectively. The customer intangible is being amortized based on its estimated usage over a five-year period.

Accrued liabilities (in thousands)

	December 31, 2007	March 31, 2007
Accrued Liabilities:
Accrued affiliate and content liabilities	$11,143	$9,536
Accrued publishing fees	10,482	6,589
Accrued compensation and related expenses	1,718	1,825
Other accrued liabilities	5,532	5,624

Total accrued liabilities	$28,875	$23,574

NOTE 4—STOCKHOLDERS’ EQUITY

Stock Plans

The following table summarizes the activity relating to restricted stock awards (“RSAs”) and stock option grants for the nine months ended December 31, 2007:

	Restricted Stock		Stock Options
	Unvested Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2007	1,512,247	$4.04	3,989,178	$7.66
RSAs awarded/Options granted	1,996,750	$4.03	43,875	$4.17
RSAs vested	(477,298)	$4.06	N/A	—
Options exercised	N/A	—	—	—
RSAs/Options forfeited	(658,584)	$4.14	(91,452)	$4.38
Options expired	N/A	—	(863,810)	$5.51

Outstanding at December 31, 2007	2,373,115	$4.00	3,077,791	$8.29

Outstanding at December 31, 2006	1,707,132	$4.02

As of December 31, 2007, there was $6.0 million and $520,000 of total unrecognized compensation expense related to unvested restricted stock awards and stock options, respectively, which is expected to be recognized over the weighted-average periods of 2.95 and 1.29 years, respectively. The total fair value on the vesting date of restricted stock awards that vested during the nine months ended December 31, 2007 and 2006 was $1.7 million and $624,000, respectively.

A total of 5.5 million and 5.8 million common equivalent shares were excluded from the calculation of weighted average shares as of December 31, 2007 and 2006, respectively, because their effect would have been anti-dilutive.

NOTE 5—GEOGRAPHIC INFORMATION

Net Revenue

The following table presents net revenues from continuing operations by country based on the entity that received the revenue (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
United States	$26,769	$23,715	$79,748	$68,563
Europe	6,029	4,657	16,922	13,385

	$32,798	$28,372	$96,670	$81,948

Cash and Investments

The following table presents cash, cash equivalents and short-term investments held in entities organized in the following legal jurisdictions (in thousands):

	December 31, 2007	March 31, 2007
United States	$64,037	$59,647
United Kingdom	1,673	1,204
Luxembourg	3,078	5,296
Germany	499	336

	$69,287	$66,483

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

On August 5, 2005, Ho Keung Tse filed suit against Apple Computer, Inc., Napster, MusicMatch, Inc., Sony Connect, Inc., Yahoo, Inc. and RealNetworks, Inc. in U.S. District Court for the District of Maryland (Case No. 1:05-cv-2149) alleging infringement of U.S. Patent No. 6665797 by the defendants’ respective music distribution services. Mr. Tse is demanding monetary damages and injunctive relief. The defendants have formed a joint defense group and intend to defend themselves vigorously. The defendants were granted change of venue to the District of Northern California (Case No. 4:06- cv-06573-SBA), where the court stayed the litigation pending the reexamination of the related patent by the United States Patent and Trademark Office.

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

On November 20, 2006, Antor Media Corporation filed suit against Napster and others in U.S. District Court for the Eastern District of Texas (Case No. 5:06-cv-270) alleging infringement of U.S. Patent No. 5734961 by the defendants’ respective products and services. Antor is demanding monetary damages and injunctive relief. The defendants have formed a joint defense group and intend to defend themselves vigorously. On December 14, 2007, the United States Patent and Trademark Office issued an office action rejecting all of the claims relating to such patent and limiting Antor’s time to appeal such rejection.

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

On September 11, 2007, Premier International Associates filed suit against Napster and others in U.S. District Court for the Eastern District of Texas (Case no. 2: 07-cv-396) alleging infringement of U.S. Patent Nos. 6,243,725 and 6,763,345 by the defendants’ products and services. Premier is demanding monetary damages and injunctive relief. Napster has joined a joint defense group, and the parties intend to defend themselves vigorously.

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

NOTE 7—RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standard Board issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combination. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects.

SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109. SFAS No. 141(R) amends SFAS No.109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS 141(R). Early adoption is not allowed.

The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s consolidated financial position, cash flows and results of operations,

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

Napster Mobile, our service available over certain carrier wireless networks, gives members access to over-the-air downloads, ringtones, wallpapers and other personalization products, as well as our extensive song catalog.

Napster PC and Mobile services are currently available in North America, Europe and Japan.

Our overall strategy is to attain profitability by continuing to pursue and execute strategic partnerships, continuing to innovate by investing in new services and technologies, such as delivery of music in MP3 format, and continuing to reduce our subscriber customer acquisition cost and cancellations.

We derive our primary revenues from online subscriptions and permanent music downloads. The paid Napster service offers subscribers on-demand access to a wide variety of music that can be streamed or downloaded, as well as the ability to purchase individual tracks or albums on an a la carte basis. Subscription and permanent download fees are paid by end user customers in advance via credit card, online payment systems or redemption of pre-paid cards, gift certificates or promotional codes. Napster also periodically licenses merchandising rights and resells hardware that our end users may utilize to store and play their digital music content.

The market for digital music is growing rapidly. We expect our digital music distribution business to continue to grow as the industry expands and, in particular, once new compatible devices become available. The digital music market is highly competitive and we expect competition to continue to increase in the future as the market expands. We believe that our unique brand, technology and feature set positions us favorably with respect to many of our competitors.

From the acquisition of Pressplay on May 19, 2003 through the end of fiscal 2007, our digital music distribution business operated at a loss and with negative cash flow. During the first nine months of fiscal 2008, we operated at a loss, but achieved a positive cash flow. We expect to continue to operate at a loss near term due to our significant investments to enhance service capabilities, market our products and grow worldwide. We expect our existing cash resources to be sufficient to fund our operations for at least the next twelve months.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Except as indicated below, there have been no significant changes during the nine months ended December 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues (in thousands, except percentages):

	Three Months Ended December 31,		As a Percentage of Net Revenues Three Months Ended December 31,		Nine Months Ended December 31,		As a Percentage of Net Revenues Nine Months Ended December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Net revenues:
Service	$32,712	$28,030	100%	99%	$95,767	$81,436	99%	99%
Product and trademark license	86	342	0%	1%	903	512	1%	1%

Net revenues	$32,798	$28,372	100%	100%	$96,670	$81,948	100%	100%

Service Revenues

Service revenues increased in the three and nine months ended December 31, 2007 as compared to the corresponding periods in fiscal 2007 primarily due to the increase in our subscriber base year over year and the launch of new product lines. Paid subscribers increased to approximately 743,000 at December 31, 2007 from approximately 566,000 at December 31, 2006. A significant portion of this increase is due to the transition of the AOL Music Now subscribers to our service in March 2007. Additionally, we launched our wireless product line during the fall of 2006, resulting in increased wireless revenues year over year.

The $4.7 million increase in service revenues for the three months ended December 31, 2007 compared to the prior year quarter is primarily due to (1) a $7.5 million increase in subscription and wireless revenue, which included $1.9 million non-recurring subscription revenue breakage and (2) $849,000 non-recurring royalty revenue breakage. These revenue increases were offset by a $1.5 million decrease in download revenue and a non-recurring benefit of $2.1 million prepaid card breakage recognized in the third fiscal quarter of fiscal 2007.

The $14.3 million increase in service revenues for the first nine months of fiscal 2008 as compared to the corresponding period in fiscal 2007 is the result of (1) a $22.1 million increase in subscription and wireless revenue, of which $2.0 million represents the net increase for year-to-date non-recurring items year over year, (2) offset by a $3.8 million decrease in download revenues year over year and (3) the fact that we recognized a total benefit of $4.0 million in prepaid card breakage in the first nine months of fiscal 2007, with no prepaid card breakage revenue in the first nine months of fiscal 2008.

Paid subscribers at December 31, 2007 decreased less than 1% from approximately 750,000 at September 30, 2007 to 743,000 at December 31, 2007. This decrease occurred because new added subscribers were not sufficient to offset our normal cancellations during the period, primarily due to delays in the delivery of new compatible wireless handset devices. We expect our subscriber growth to resume with anticipated growth in the number of available compatible devices.

Excluding the $2.8 million of non-recurring revenue items in the third quarter, we expect fourth quarter service revenues to remain relatively flat quarter over quarter.

Product and Trademark License Revenues

Product and trademark license revenues decreased for the three months ended December 31, 2007 as compared to the corresponding period in fiscal 2007 primarily due to the timing of hardware promotion programs. Product and trademark license revenues increased for the nine months ended December 31, 2007 as compared to the corresponding period in fiscal 2007 primarily due to $700,000 of non-recurring trademark license revenue recognized due to the termination of a trademark license agreement in September 2007. We expect that product and trademark license revenues will continue to be a small portion of net revenues and fluctuate depending on the product promotions and trademark licenses that we enter into each quarter.

Geographic Revenues

The following table sets forth, for the periods indicated, the summary of our revenues by geography (in thousands, except percentages):

	Three Months Ended December 31,		As a Percentage of Net Revenues Three Months Ended December 31,		Nine Months Ended December 31,		As a Percentage of Net Revenues Nine Months Ended December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues:
North America	$26,769	$23,715	82%	84%	$79,748	$68,563	82%	84%
Europe	6,029	4,657	18%	16%	16,922	13,385	18%	16%

Net revenues	$32,798	$28,372	100%	100%	$96,670	$81,948	100%	100%

Revenue in North America for the three and nine months ended December 31, 2007, as compared to the corresponding periods of fiscal 2007, increased primarily due to the increases in subscription and wireless revenues and the non-recurring revenues in both the third quarter of and year to date fiscal 2008, offset by the decrease in download revenue for the three and nine months ended December 31, 2007 and the fact that we recognized one-time prepaid card breakage revenue in fiscal 2007.

European subscription and download revenue increased in the three and nine months ended December 31, 2007 compared to the comparable prior year periods. The increases are primarily due to continuous overall growth of the online music market in Europe.

We anticipate that the proportion of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives focused on world-wide customer growth and international expansion.

Gross Margin

The following table sets forth, for the periods indicated, our gross margins (in thousands, except percentages):

	Three Months Ended December 31,		As a Percentage of Related Revenues Three Months Ended December 31,		Nine Months Ended December 31,		As a Percentage of Related Revenues Nine Months Ended December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Gross Margin
Service	$10,328	$9,503	32%	34%	$28,387	$25,590	30%	31%
Product and trademark license	(382)	(960)	(444%)	(281%)	(193)	(1,119)	(21%)	(219%)

Total gross margin	$9,946	$8,543	30%	30%	$28,194	$24,471	29%	30%

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

Service gross margin as a percentage of related revenue decreased two percentage points in the three months ended December 31, 2007 compared to the corresponding period of fiscal 2007 primarily due to the higher gross margin on non-recurring breakage revenues in fiscal 2007. Excluding non-recurring revenues and their associated cost of revenues, service gross margin was flat at 28% for both the three months ended December 31, 2007 and the same period of fiscal 2007. Non-recurring items excluded in the above calculation are the $2.8 million and $2.4 million of non-recurring breakage revenue during the three months ended December 31, 2007 and 2006, respectively, as well as the associated $870,000 of costs in the three months ended December 31, 2007.

Service gross margin decreased one percentage point during the nine months ended December 31, 2007 as compared to the corresponding period of fiscal 2007 primarily due to the non-recurring breakage revenues and cost of revenues recognized in both years. Excluding non-recurring revenues and their associated cost of revenues, service gross margin for the nine months ended December 31, 2007 and 2006 was 28% and 27%, respectively. The improvement was due to the shift of our revenue mix to a higher proportion of higher margin subscription revenues. Non-recurring items excluded in the above calculation are the 2.9 million and $4.9 million of non-recurring breakage revenue for the nine months ended December 31, 2007 and 2006, respectively, as well as the associated $870,000 of costs in the nine months ended December 31, 2007.

Product and trademark license gross margin as a percentage of related revenue during the three and nine months ended December 31, 2007 compared to the same periods of fiscal 2007, varies primarily due to the terms of hardware promotions and the volume of trademark licenses in each period. In addition, the improvement in product and trademark license gross margin percentage for the nine months ended December 31, 2007 as compared to the corresponding period of fiscal 2007 is due to the non-recurring trademark license revenue recognized in the second quarter of fiscal 2008 that had no associated cost of revenues.

Service headcount dedicated to maintaining content and providing customer care was 13 at December 31, 2007 and 2006.

Near term, we expect gross margins to decline because the significant third quarter non-recurring breakage revenues will not recur. Additionally, our gross margins will fluctuate to the extent that our direct costs increase and depending on our product mix.

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

The following table sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended December 31,		As a Percentage of Net Revenues Three Months Ended December 31,		Nine Months Ended December 31,		As a Percentage of Net Revenues Nine Months Ended December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Research and development	$2,352	$2,888	7%	10%	$7,328	$8,122	8%	10%
Sales and marketing	4,552	9,173	14%	32%	13,521	28,170	14%	34%
General and administrative	5,439	5,952	17%	21%	17,866	17,652	18%	22%
Amortization of intangible assets	863	—	3%	—	3,489	—	4%	—

	$13,206	$18,013	41%	63%	$42,204	$53,944	44%	66%

Research and Development

Research and development (“R&D”) expenses consist primarily of salary, benefits (including stock-based compensation) and contractors’ fees for our development and other costs associated with the minor enhancements of existing products, development of new services or development of new features for existing services.

R&D expenses decreased for the three months ended December 31, 2007 as compared to the corresponding period of fiscal 2007, primarily due to lower personnel costs for the lower headcount in fiscal 2008.

R&D expenses decreased for the nine months ended December 31, 2007 as compared to the corresponding period of fiscal 2007. The decrease can be attributed to the facts that we had a lower headcount, utilized more of our internal resources on capitalizable projects in the second quarter and hired fewer outside contractors in fiscal 2008. Those decreases were offset by higher stock-based compensation expense as more stock grants were issued in the first quarter of fiscal 2008 and by a one-time reimbursement from Napster Japan for R&D projects recognized as a reduction in R&D costs in the second quarter of fiscal 2007.

Research and development headcount was 58 and 66 at December 31, 2007 and 2006, respectively.

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

Sales and marketing expenses decreased $4.2 million and $13.3 million in the three and nine months ended December 31, 2007, respectively, as compared to the corresponding periods of fiscal 2007, due to the reduction in fixed cost marketing programs and a shift to variable cost marketing programs with strategic distribution partners who are paid only when we acquire new trial or paying subscribers. The remaining $400,000 and $1.3 million decrease in sales and marketing expenses in the three and nine months ended December 31, 2007, respectively, is attributable to reduced personnel costs since we need fewer employees and outside contractors to manage the current marketing programs.

Sales and marketing headcount decreased to 29 at December 31, 2007 from 36 at December 31, 2006.

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

General and administrative expenses decreased for the third quarter of fiscal 2008 as compared to the corresponding period of fiscal 2007 primarily due to a $450,000 decrease in personnel expense associated with the lower headcount and an approximately net $65,000 decrease in professional and administrative outsource fees year over year.

General and administrative expenses increased for the first nine months of fiscal 2008 as compared to the corresponding period of fiscal 2007 due to an approximately net $700,000 increase in administrative outsource fees year over year offset by a $500,000 decrease in personnel related expenses associated with lower headcount and associated costs.

General and administrative headcount, including all corporate general and administrative employees, was 39 at December 31, 2007 compared to 42 at December 31, 2006.

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

Loss from Unconsolidated Entity

The fiscal 2007 loss from unconsolidated entity represents our 31.5% portion of the loss incurred by Napster Japan during the period, limited to the extent of our cumulative equity contributions. We recognized no loss in the first nine months of fiscal 2008 because our portion of the unconsolidated entity’s losses exceed our cumulative equity contributions. We do not expect to record further losses from Napster Japan unless we contribute additional capital in the future. Napster, LLC has no obligation to fund future losses or provide additional capital contributions to Napster Japan. In the event that Napster Japan issues additional equity ownership in the future and we do not participate in the financing, our ownership interest in Napster Japan would be diluted.

Other Income, Net

Other income, net, consists primarily of interest income on our cash equivalents and short-term investments, realized gains (losses) on short-term investments, interest expense and other miscellaneous income.

Other income, net, decreased approximately $280,000 in the third quarter of fiscal 2008 as compared to the corresponding period of fiscal 2007 due primarily to $110,000 lower interest income as a result of our lower average cash and short-term investments balance, as well as $170,000 of higher foreign currency remeasurement losses, primarily due to the fluctuation in the value of the British Pounds against the Euro during the quarter.

Other income, net, decreased approximately $670,000 in the first nine months of fiscal 2008 as compared to the corresponding period of fiscal 2007 due primarily to lower interest income on a lower average cash and short-term investments balance and higher foreign currency remeasurement losses, offset by a $638,000 benefit recognized upon the resolution of contingencies related to the Roxio spin off from Adaptec in the first quarter of fiscal 2008.

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

Liquidity and Capital Resources

At December 31, 2007, Napster had $69.3 million in cash, cash equivalents and short-term investments. These amounts consist principally of commercial paper, corporate securities, U.S. government securities, municipal securities, asset backed securities and money market securities. This balance represents a $2.8 million increase as compared to cash, cash equivalent and short-term investments at March 31, 2007.

Our primary ongoing source of cash is receipts from revenues. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments to content providers, payments for products held for resale, and purchases of property and equipment, including software development costs.

We have significant non-cash expenditures, such as depreciation and amortization, amortization of prepaid marketing expenses, stock based compensation charges and deferred tax expense. We also have significant non-cash changes in working capital, such as accruals for music publishing fees, for which rates have not been agreed and thus only partial payments are being made. If we had been required to make regular quarterly payments of the music publishing fees, our cash flows in each of the first three quarters of fiscal 2008 would have been slightly negative.

For fiscal 2008, provided that the music publishing fee rates are not finalized and presuming that we have no other large unusual cash payments, we expect to reflect cash flows near or above breakeven. However, once music publishing fee rates are established, we will be obliged to make a significant one-time payment for historical music publishing fees, and we will likely be required to make full regular payments. At that time, our cash flows from operations may become negative.

Our working capital was $37.0 million at December 31, 2007 compared to $41.0 million at March 31, 2007.

Financial Position

We believe that the liquidity provided by existing cash, cash equivalents and short-term investments will provide sufficient capital to meet our requirements for at least the next 12 months. Napster operates and will continue to operate in the near term at a loss. However, because of our significant non-cash expenses and changes in working capital, we expect to have positive or near breakeven cash flows near term.

We do not currently hold any debt. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold other derivative financial instruments in the future.

Cash Flows

The following table sets forth, for the periods indicated, the components of cash flow activities (in thousands):

	For the Nine months ended December 31,
	2007	2006
Net loss	$(12,154)	$(28,330)
Non-cash expenses	12,809	8,084
Changes in operating assets and liabilities:
Deferred revenue	(1,854)	(5,663)
Other working capital changes	5,066	534

Net cash provided by (used in) operating activities	$3,867	$(25,375)

Net cash (used in) provided by investing activities	$(4,635)	$11,427
Net cash used in financing activities	$(498)	$(71)

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

The $29.2 million increase in net cash provided by operating activities in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 is due to (1) the $16.2 million lower net loss in the first nine months of fiscal 2008, (2) $4.8 million of additional non-cash expenses in the first nine months of fiscal 2008, related primarily to amortization of assets recorded as part of the customer acquisition in March 2007, (3) $4.1 million less non cash revenues recognized in the first nine months of fiscal 2008, related primarily to prepaid card breakage revenue recognized in the first nine months of fiscal 2007, (4) $3.4 million of increased accruals for music publishing and content fees on higher revenues in the first nine months of fiscal 2008 and (5) an approximately $700,000 net increase in other changes in working capital items.

The decrease in net cash provided by investing activities in the first nine months of fiscal 2008 compared to fiscal 2007 is primarily due to the fact that, after funding the $1.2 million of capital expenditures in the first nine months of fiscal 2008, we moved available funds from cash-equivalent investments to favorable yield short-term investments. During the first nine months of fiscal 2007, we received the $2.2 million cash receipt from Sonic related to the divestiture of CSD in short-term investments and utilized approximately $9 million of short-term investments to fund operations.

Financing activities in both fiscal 2008 and 2007 were due to required minimum tax withholding on employee stock plan activity.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 7 – Recent Accounting Pronouncements to the condensed consolidated financial statements appearing in Item 1, Part I to this Quarterly Report, which are incorporated by reference into this Item 2, Part I.

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

At December 31, 2007, all $39.9 million of our short-term investments are subject to market risk and mature within one year. The weighted-average yield of those short-term investments was 5.15% at December 31, 2007. Our cash equivalents are invested in commercial paper and money market funds, which are not considered “subject to market risk” because those funds are not subject to significant interest rate risk due to their short maturities.

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

Cash and cash equivalents are predominantly denominated in U.S. dollars. As of December 31, 2007 we held the equivalent of $3.8 million U.S. dollars of cash and cash equivalents in United Kingdom pounds, $2.4 million in Euro and approximately $996,000 in other foreign currencies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that our disclosure controls and procedures were also effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For legal proceedings, see Note 6 – Commitments And Contingencies to the condensed consolidated financial statements appearing in Item 1, Part I to this Quarterly Report, which is incorporated by reference into this Item 1, Part II.

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

On May 19, 2003, we acquired substantially all of the ownership interests of Napster, LLC (f/k/a Pressplay). We used the Pressplay-branded service as a technology platform to roll-out our online music services division in October 2003. The business models, technologies and market for digital music services are developing. Prior to our acquisition of Napster, LLC, consumer adoption and usage of the Pressplay-branded service had not been significant. You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development.

Our digital music distribution business has experienced significant net losses since its inception and, given the significant operating expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and will likely continue to experience net losses thereafter. No assurance can be made that our paid Napster service or the free music service will ever contribute net income to our statement of operations. During the period beginning April 1, 2003, just prior to our acquisition of Pressplay in May 2003, through December 31, 2007, we incurred approximately $204.5 million of after tax losses from continuing operations.

The success of our paid Napster service depends upon our ability to add new subscribers and reduce churn.

We cannot assure you that we will be able to attract new subscribers or that existing subscribers will continue to subscribe. Trial subscribers and users of our free music service may choose not to become paid subscribers, and paid subscribers may decide to cancel their subscriptions, for many reasons including a perception that they do not use the services enough to justify the expense or that the service does not provide enough value or availability of content relative to our competition. In addition, any reduction in our current level of marketing and advertising will likely result in a reduction in the number of new trial and paid subscribers.

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

The results of our asset purchase agreement with AOL Music Now, LLC and our asset acquisition and advertising agreement with AOL, LLC may not meet our expectations.

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

We believe that maintaining and expanding the Napster brand is an important aspect of our efforts to attract and expand our user and advertiser base. We employ a broad branding program to ensure that our position in the digital music sector continues to be strongly associated with the Napster name. Promotion and enhancement of the Napster brand will depend in part on our ability to provide consistently high-quality products and services. If we are not able to successfully maintain or enhance consumer awareness of the Napster brand or, even if we are successful in our branding efforts, if we are unable to maintain or enhance customer awareness of the Napster brand in a cost effective manner, our business, operating results and financial condition would be harmed.

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

Our digital music distribution services’ competitors currently include Apple Computer’s iTunes Music Store, RealNetworks, Inc’s Rhapsody America, Yahoo! Music Unlimited and eMusic. Other competitors include online and offline retailers such as Amazon.com and WalMart, satellite radio providers such as XM and Sirius, and music services offered directly by mobile operators such as Verizon (via its V-cast service) and Sprint (through its Music Store). Internationally we currently compete with OD2, Puretracks, Omnifone’s Music Station, 3 Music Store and Vodafone’s music offerings, among others, as well as with a number of the other competitors described above.

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

Our advertising-supported music website competes, directly and indirectly, for advertisers, viewers, members, and content providers with publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to music, many of which have established or may establish websites, such as MTV. We face competition from general purpose consumer online services such as Yahoo, myspace.com, MSN and Google, each of which provides access to music-related content and services and from websites targeted to music related content, such as lastfm.com and pandora.com. We also face competition from social networking sites, such as iMeem.

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

We believe that growth in the mobile music services market is important to the future growth in our general digital music distribution services. We are investing in this area but face significant and unique challenges that could adversely affect our business.

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

Our success depends on our digital music distribution services’ interoperability with our customers’ music playback hardware.

In order for the paid Napster service to be successful, we must design our service to interoperate effectively with a variety of hardware products, including PCs, portable MP3 players, music-enabled cell phones and other mobile devices, home stereos and car stereos. We depend on significant cooperation with manufacturers of these products and with software manufacturers that create the operating systems for such hardware devices to achieve our design objectives and to offer a service that is attractive to our customers. Currently, there are a limited number of devices that offer the portable subscription functionality that is required to support our Napster To Go and Napster Mobile services and certain current manufacturers may not be able to profitably continue to offer existing devices. Our software is not currently compatible with the Apple lines of products, which include the iPod music player, the current equipment market leader, and the iPhone. If we cannot successfully design our service to interoperate with the music playback devices that our customers own, or if music-enabled devices fail to grow significantly over time, our business will be harmed.

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

A significant portion of the revenues from our digital music distribution business is derived from international revenues. Economic, political, regulatory and other risks associated with international revenues and operations could have an adverse effect on our revenues.

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

Companies in the technology and content-related industries have frequently been subjected to litigation regarding intellectual property rights. In addition, we believe these industries are experiencing an increased level of litigation to determine the applicability of current laws to, and the impact of new technologies on, the use and distribution of content over the Internet and through new devices, especially in the music industry. From time to time, we receive claims and inquiries from third parties alleging that our internally developed technology, or technology we license from third parties, may infringe their proprietary rights, especially patents. Third parties have also asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, or other proprietary rights, or alleging unfair competition or violations of privacy rights. As we continue to develop and introduce products and services that provide or enable the provision of content, our litigation risk may increase. As a result, we could be required to spend significant amounts of time and money to defend ourselves against such claims. If any of these claims were to prevail, we could be forced to pay damages, comply with injunctions, or stop distributing our products and services while we re-engineer them or seek licenses to necessary technology, which might not be available on reasonable terms, or at all. We could also be subject to claims for indemnification resulting from infringement claims made against our customers and strategic partners, which could increase our defense costs and potential damages. Any of these events could require us to change our business practices and could harm our business.

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

If, in the future, we conclude that our internal control over financial reporting is not effective, or if our auditors conclude that our internal control over financial reporting is not effective, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

(c) In accordance with the terms applicable to restricted stock awards to our employees, we require our employees to deliver shares of our common stock to us in order to satisfy any applicable tax withholding requirements that arise in connection with the vesting of their restricted stock awards. During the three months ended December 31, 2007, our employees delivered 20,427 shares of our common stock to us to satisfy tax-withholding obligations with respect to restricted stock awards that vested during such period.

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

NAPSTER, INC. (Registrant)

Date: February 6, 2008	By:	/s/ WM. CHRISTOPHER GOROG

Wm. Christopher Gorog Chief Executive Officer (Principal Executive Officer)

	By:	/s/ SUZANNE M. COLVIN

Suzanne M. Colvin Vice President, Finance and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003 (1)

2.2	AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated January 11, 2007, excluding certain schedules, exhibits, appendices and annexes thereto (2) **

2.3	Amendment No. 1 to AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated March 14, 2007, excluding certain schedules, exhibits, appendices and annexes thereto (2)

2.4	Letter Agreement, dated March 14, 2007, amending that certain AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated January 11, 2007, as amended (2)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant (12)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (6)

4.1	Form of Common Stock certificate of the Registrant (3)

4.2	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (6)

4.3	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (7)

4.4	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (5)

4.5	Form of Purchase Agreement dated as of January 13, 2004 by and between Napster and certain Purchasers set forth on the signature page thereto (8)

4.6	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (9)

4.7	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (9)

4.8	Form of Purchase Agreement dated as of January 20, 2005 by and between Registrant and certain Investors (10)

10.1	Separation Agreement, dated December 7, 2007, between the Company and Nand Gangwani* (11)

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 6, 2007.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2004.
(4)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2005.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 14, 2007.