Form 10-Q
period 2008-06-30
NAPSTER INC
filed 2008-08-11
CIK 1122787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 8, 2008, there were approximately 47,900,000 shares of the registrant’s Common Stock outstanding, par value $0.001.

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

•

our expectations regarding our future financial results, including with respect to revenues, gross margins, research and development expenditures, sales and marketing expense and general and administrative expenses;

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

NAPSTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	As of
	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$36,881	$32,628
Short-term investments	30,731	37,164
Accounts receivable, net of allowance for doubtful accounts of $41 at June 30, 2008 and $16 at March 31, 2008	2,476	2,365
Prepaid expenses and other current assets	3,576	2,289

Total current assets	73,664	74,446
Long-term investments	2,708	—
Property and equipment, net	2,909	3,358
Goodwill	34,658	34,658
Identifiable intangible assets, net	3,011	3,560
Other assets	381	285

Total assets	$117,331	$116,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,950	$1,745
Accrued liabilities	35,772	31,166
Deferred revenues	5,696	6,474

Total current liabilities	44,418	39,385
Long-term liabilities
Deferred income taxes	4,830	4,593
Other long-term liabilities	47	28

Total liabilities	49,295	44,006

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; Authorized: 100,000 shares; Issued and Outstanding: 47,853 shares at June 30, 2008 and 46,122 shares at March 31, 2008	48	46
Additional paid-in capital	266,931	266,447
Accumulated deficit	(199,028)	(194,646)
Accumulated other comprehensive income	85	454

Total stockholders’ equity	68,036	72,301

Total liabilities and stockholders' equity	$117,331	$116,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2008	2007
Net revenues	$30,317	$32,254
Cost of revenues	22,012	23,451

Gross margin	8,305	8,803
Operating expenses:
Research and development	2,015	2,712
Sales and marketing	3,970	3,991
General and administrative	6,514	5,965
Amortization of intangible assets	550	1,539

Total operating expenses	13,049	14,207

Loss from operations	(4,744)	(5,404)
Other income, net	339	1,431

Loss before income tax benefit (provision)	(4,405)	(3,973)
Income tax benefit (provision)	23	(271)

Net loss	$(4,382)	$(4,244)

Basic and diluted net loss per share	$(0.10)	$(0.10)

Weighted average shares used in computing net loss per share:
Basic and diluted	43,868	43,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares Out-standing	Amount
Balance at March 31, 2008	46,122	$46	$266,447	$(194,646)	$454	$72,301
Net loss	—	—	—	(4,382)	—	(4,382)
Foreign currency translation adjustment	—	—	—	—	47	47
Unrealized loss on investments	—	—	—	—	(416)	(416)

Total comprehensive loss						(4,751)
Issuance of common stock under employee stock plans, net of cancellations and share repurchases	1,731	2	(297)	—	—	(295)
Stock-based compensation expense	—	—	781	—	—	781

Balance at June 30, 2008	47,853	$48	$266,931	$(199,028)	$85	$68,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,382)	$(4,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,151	2,247
Amortization of prepaid marketing expenses	—	1,039
Stock-based compensation charges	781	1,117
Deferred tax expense	238	231
Change in operating assets and liabilities:
Accounts receivable	(110)	(446)
Prepaid expenses and other current and long term assets	(8)	(34)
Accounts payable	1,199	(527)
Accrued liabilities	3,352	2,355
Deferred revenues	(777)	(164)
Other current and long-term liabilities	18	(1)

Net cash provided by operating activities	1,462	1,573

Cash flows from investing activities:
Purchases of property, equipment and other assets	(277)	(550)
Purchases of short-term investments	(14,575)	(19,411)
Proceeds from maturities and sale of short-term investments	17,880	19,440

Net cash (used in) provided by investing activities	3,028	(521)

Cash flows from financing activities:
Principal payment of capital lease obligation	—	(1)
Repurchase of common stock under employee stock plans, net	(295)	(504)

Net cash used in financing activities	(295)	(505)

Effect of exchange rates on cash	58	48
Change in cash and cash equivalents	4,253	595
Cash and cash equivalents at beginning of period	32,628	30,069

Cash and cash equivalents at end of period	$36,881	$30,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

NAPSTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—BASIS OF PRESENTATION

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Napster, Inc., a Delaware corporation (“Napster” or the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of March 31, 2008, was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. However, Napster believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in Napster’s Annual Report on Form 10-K for the year ended March 31, 2008.

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

Advertising Costs

Advertising costs are expensed as incurred and were $1.9 million and $1.2 million for the three months ended June 30, 2008 and 2007, respectively

Fair Value Measurement

On April 1, 2008, the Company adopted the methods for determining fair value as described in SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to value its financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market at the measurement date. SFAS 157 also establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. Level 3 inputs are given the lowest priority in the fair value hierarchy.

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

NOTE 2—CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents (in thousands)

	Fair Value at
	June 30, 2008	March 31, 2008
Cash	$11,886	$11,512

Cash equivalents:
Commercial paper	7,146	5,243
Corporate securities	1,009	—
Money market funds	15,543	15,873
U.S. agencies securities	1,297	—

Total cash equivalents	24,995	21,116

Total cash and cash equivalents	$36,881	$32,628

Investments (in thousands)

	Fair Value at
	June 30, 2008	March 31, 2008
Short-term
Commercial paper	$8,978	$15,070
Asset backed securities	114	296
Corporate securities	14,660	14,775
Municipal securities	—	3,052
U.S. agencies securities	6,979	3,971

Total short-term	$30,731	$37,164

Long-term
Auction rate security	$2,708	$—

Total investments	$33,439	$37,164

Napster’s investments are all considered available for sale and, therefore, they are carried at estimated fair value.

Cash Equivalent and Investment Gains and Losses

Realized and unrealized gains and losses on investments are determined on the specific identification method. Realized gains and losses, amortization and accretion on cash equivalents and investments, net, totaled $174,000 and $385,000 for the three months ended June 30, 2008 and 2007, respectively. Gross realized losses on investments for the three months ended June 30, 2008 and 2007 were not significant.

Additionally, gross unrealized gains on cash equivalents and investments were $15,000 and $88,000 as of June 30, 2008 and March 31, 2008, respectively, and gross unrealized losses on cash equivalents and investments were $371,000 and $23,000 as of June 30, 2008 and March 31, 2008, respectively. Napster has determined that the gross unrealized losses on its available-for-sale securities as of June 30, 2008 are temporary in nature. At June 30, 2008, all but $1,000 of gross unrealized loss was less than 12 months old. At March 31, 2008, all of gross unrealized loss was less than 12 months old.

Fair Value

In accordance with the fair value hierarchy described in SFAS 157, all cash equivalents are considered level 1 as fair value is determined using quoted market prices. The fair value of Napster’s investments was determined as follows (in thousands):

	Fair Value Measurement at June 30, 2008
	Level 1	Level 2	Level 3	Total
Short-term
Commercial paper	$8,978	—	—	$8,978
Asset backed securities	114	—	—	$114
Corporate securities	14,660	—	—	$14,660
U.S. agencies securities	6,979	—	—	$6,979

Total short-term	$30,731	—	—	$30,731

Long-term
Auction rate security	$—	$—	$2,708	$2,708

Total investments	$30,731	$—	$2,708	$33,439

At June 30, 2008, Napster held a $2.7 million investment in one AAA rated municipal auction rate security (“ARS”.) An ARS is a collateralized long-term debt instrument that provides liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7, 28 and 35 days. Napster has been unable to sell this security since April 2008 due to auction failure. As a result, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the municipal auction rate securities Napster holds are generally student loans which are guaranteed by the U.S. government.

To date, the Company has collected all interest payable on the ARS when due and expects to continue to do so in the future. At this time, the Company has no reason to believe that the underlying issuer of this ARS is presently at risk or that the underlying credit quality of the assets backing this ARS has been impacted by the reduced liquidity of these investments.

Due to the lack of observable market quotes on the ARS, the Company derived fair value by utilizing a discounted cash flow model, where the expected cash flows of the ARS are discounted to the present using a yield that incorporates credit quality of the investment, compensation for illiquidity and future yield of the investment principal. This approach was validated by a market comparable method, where the auction rate securities are valued based on indications, from an unobservable secondary market, of what discounts buyers demand when purchasing similar ARSs.

Napster has the ability and intent to hold this ARS until a forecasted recovery of fair value up to the par value of the security, which in certain cases may mean final maturity of December 2017. The estimated fair value, derived from Level 3 under SFAS 157, for this ARS was below its par value at June 30, 2008. Napster recorded an unrealized loss of $300,000 due to the temporary decline in the value of this security. Due to the persistent failed auctions and the uncertainty of when the investment could be successfully liquidated at par value, the Company has recorded the ARS as a long-term investment at June 30, 2008.

The change in carrying value associated with the Level 3 financial asset for the three months ended June 30, 2008 was (in thousands):

Securities Available for Sale, long-term
Balance at April 1, 2008	$—
Transfer into Level 3	3,008
Total unrealized loss included in other comprehensive income	(300)

Balance at June 30, 2008	$2,708

NOTE 3— BALANCE SHEET DETAIL

Identifiable intangible assets, net (in thousands)

	June 30, 2008		March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Identified intangible assets:
Patents	$376	$376	$376	$376
Trademarks	5,982	5,982	5,982	5,982
Customer intangible	8,000	4,989	8,000	4,440

Total	$14,358	$11,347	$14,358	$10,798

Net book value		$3,011		$3,560

Amortization of identifiable intangible assets was $549,000 and $1.5 million for the three months ended June 30, 2008 and 2007, respectively. The customer intangible is being amortized based on its estimated usage over a five-year period.

Accrued liabilities (in thousands)

	June 30, 2008	March 31, 2008
Accrued Liabilities:
Accrued affiliate and content liabilities	$11,730	$11,498
Accrued publishing fees	13,790	12,218
Accrued compensation and related expenses	1,811	1,365
Other accrued liabilities	8,441	6,085

Total accrued liabilities	$35,772	$31,166

NOTE 4—STOCKHOLDERS’ EQUITY

Stock Plans

The following table summarizes the activity relating to restricted stock awards (“RSAs”) and stock option grants for the three months ended June 30, 2008:

	Restricted Stock		Stock Options
	Unvested Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2008	2,475,252	$3.78	2,765,433	$8.46
RSAs awarded/Options granted	1,983,500	$1.40	173,000	$1.40
RSAs vested	(585,780)	$4.13	N/A	—
Optons exercised	N/A	—	—	—
RSAs/Options forfeited	(50,417)	$3.98	(3,559)	$4.57
Options expired	N/A	—	(15,877)	$4.32

Outstanding at June 30, 2008	3,822,555	$2.49	2,918,997	$8.07

Outstanding at June 30, 2007	2,878,581	$4.11

As of June 30, 2008, there was $6.3 million and $140,000 of total unrecognized compensation expense related to unvested restricted stock awards and stock options, respectively, which is expected to be recognized over the weighted-average periods of 3.24 and 2.84 years, respectively. The total fair value on the vesting date of restricted stock awards that vested during the three months ended June 30, 2008 and 2007 was $854,000 million and $1.5 million, respectively.

A total of 6.7 million common equivalent shares were excluded from the calculation of weighted average shares as of June 30, 2008 and 2007 because their effect would have been anti-dilutive.

NOTE 5—GEOGRAPHIC INFORMATION

Net Revenue

The following table presents net revenues from continuing operations by geographic location based on the entity that received the revenue (in thousands):

	Three Months Ended June 30,
	2008	2007
United States	$23,423	$26,958
Europe	6,894	5,296

	$30,317	$32,254

Cash and Investments

The following table presents cash, cash equivalents and investments held in entities organized in the following legal jurisdictions (in thousands):

	June 30, 2008	March 31, 2008
United States	$63,864	$66,191
United Kingdom	1,019	989
Luxembourg	4,984	2,113
Germany	453	499

	$70,320	$69,792

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

On December 15, 2005, MCS Music America, on behalf of itself and other publishers filed suit against Napster in U.S. District Court for the Middle District of Tennessee alleging that Napster had unlawfully distributed copyrighted musical compositions owned by the plaintiffs (Case No. 3:05-cv-1053). In November 2006, the plaintiffs sought and were granted a voluntary dismissal without prejudice. On November 15, 2006, Napster filed a complaint for declaratory relief against the former plaintiffs in Case No. 3:05-cv-1053 in the U.S. District Court for the Central District of California (Case No. 2:06-cv-7285). On December 15, 2006, the same plaintiffs re-filed their suit against Napster in U.S. District Court for the Middle District of Tennessee (Case No. 3:06-cv-01197). On March 7, 2007, the judge in the Tennessee case granted Napster’s motion to transfer Case No. 3:06-cv-01197 to the Central District of California as well. MCS demanded monetary damages and injunctive relief. A portion of this matter was settled for a nominal amount in April 2008. In July 2008, the remainder of the case was dismissed, resulting from the parties entering into a confidential settlement agreement whereby MCS Music America and the related publishers released all claims against the Company in exchange for a payment by the Company, which will be funded entirely by the Company's insurance carrier(s).

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

For each of the above matters, except as specifically indicated above, management believes that it is not currently possible to estimate the impact, if any, that the ultimate resolution of these matters will have on Napster’s business, results of operations, financial position or cash flows.

Napster is a party to other litigation matters and claims from time to time in the ordinary course of its operations, including copyright infringement litigation for which it is entitled to indemnification by content providers. While the results of such litigation and claims cannot be predicted with certainty, Napster believes that the final outcome of such matters will not have a material adverse impact on its business, financial position, cash flows or results of operations. In July 2008, Napster settled one such claim for a nominal amount, which was accrued at June 30, 2008.

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

In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as related to nonfinancial assets and nonfinancial liabilities, effective April 1, 2009. Adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Our overall strategy is to attain profitability by continuing to pursue and execute strategic partnerships, continuing to innovate by investing in new services and technologies, and continuing to control our subscriber customer acquisition cost and customer turnover.

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

From the acquisition of Pressplay on May 19, 2003 through the end of fiscal 2007, our digital music distribution business operated at a loss and with negative cash flow. Since fiscal 2008 we operated at a loss, but achieved positive cash flow. We expect to continue to operate at a loss near term due to our significant investments to enhance service capabilities, market our products and grow worldwide. We expect our existing cash resources to be sufficient to fund our operations for at least the next twelve months.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. There have been no significant changes during the three months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Results of Operations

Our fiscal year ends on March 31, and our fiscal quarters end on June 30, September 30 and December 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

The financial information presented in this Quarterly Report is not necessarily indicative of our financial position, results of operations or cash flows in the future.

Net Revenues

The following table sets forth, for the periods indicated, the summary of our revenues by geography (in thousands, except percentages):

	Three Months Ended June 30,		As a Percentage of Net Revenues Three Months Ended June 30,
	2008	2007	2008	2007
Revenues:
North America	$23,423	$26,958	77%	84%
Europe	6,894	5,296	23%	16%

Net revenues	$30,317	$32,254	100%	100%

Net revenues are comprised of the amounts we directly charged end users, net of refunds, our net proceeds from third parties that resell our services and for which we are required to report revenue “net” in accordance with EITF 99-19, royalties received on service revenues earned through our joint venture partnership, and other amounts received from third parties for the right to promote or distribute our services, net of any consideration paid to those customers in accordance with EITF 01-09.

Net revenues decreased $1.9 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to a $2.2 million decrease in revenues attributable to our subscribers offset by approximately $300,000 increase in revenues attributable to non-subscribers. Revenue from subscribers decreased primarily because our paid subscriber count decreased year over year.

Paid subscribers at June 30, 2008 were approximately 708,000 compared to 761,000 at March 31, 2008. This decrease occurred because new added subscribers were not sufficient to offset our normal cancellations during the period.

North America revenue decreased for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to decline in subscriber revenue. European revenue increased for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily because our European subscribers increased year over year.

Net revenues in our second fiscal quarter will be impacted by summer seasonality. Our revenue levels will depend upon the pace of our Napster Mobile roll outs, including new compatible handsets and other carrier promotions, as well as other new marketing initiatives. We expect revenue growth to resume in the second half of the year as we hit the Christmas season and due to anticipated further expansion of Napster Mobile. Finally, we anticipate that the proportion of revenue outside of the United States will fluctuate as a result of continued marketing activities and initiatives focused on world-wide customer growth.

Gross Margin

The following table sets forth, for the periods indicated, our gross margins (in thousands, except percentages):

	Three Months Ended June 30,		As a Percentage of Net Revenues Three Months Ended June 30,
	2008	2007	2008	2007
Gross Margin	$8,305	$8,803	27%	27%

Gross margin is the profit from revenues after deducting the cost of royalties to content providers and publishers, technical support, bandwidth, hosting, order fulfillment services, shipping, product costs, depreciation and amortization of infrastructure related to the delivery of the services, and any other direct costs of providing the services, product, or trademark licenses.

Gross margin as a percentage of related revenue remained flat for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Service headcount dedicated to maintaining content and providing customer care was 12 and 13 at June 30, 2008 and 2007, respectively.

Near term, we expect gross margins to fluctuate to the extent that our direct costs fluctuate and depending on our product mix.

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

The following table sets forth, for the periods indicated, our operating expenses (in thousands, except percentages):

	Three Months Ended June 30,		As a Percentage of Net Revenues Three Months Ended June 30,
	2008	2007	2008	2007
Research and development	$2,015	$2,712	7%	8%
Sales and marketing	3,970	3,991	13%	12%
General and administrative	6,514	5,965	21%	18%
Amortization of intangible assets	550	1,539	2%	5%

	$13,049	$14,207	43%	43%

Research and Development

Research and development (“R&D”) expenses consist primarily of salary, benefits (including stock-based compensation) and contractors’ fees for our development and other costs associated with the minor enhancements of existing products, development of new services or development of new features for existing services.

R&D expenses decreased for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, primarily due to lower stock-based compensation expense and lower personnel costs.

Research and development headcount was 60 and 62 at June 30, 2008 and 2007, respectively.

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

Sales and marketing expenses remained flat for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 because changes in our personnel costs were offset by comparable changes in our marketing program spend.

Sales and marketing headcount was 27 and 29 at June 30, 2008 and 2007, respectively.

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

General and administrative expenses increased for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to an $800,000 increase in legal fees in connection with our defense of certain asserted legal claims, some of which were settled during July 2008.

General and administrative headcount, including all corporate general and administrative employees, was 41 at June 30, 2008 compared to 38 at June 30, 2007.

Excluding legal fees, which fluctuate based on when we have to address legal matters and asserted claims, we expect general and administrative expenses to remain relatively flat as we continue to focus on controlled spending.

Amortization of Intangible Assets

We have amortization expense associated with acquired customer intangible assets. Future amortization expense will reflect the pattern in which the economic benefits of that customer intangible asset are consumed.

Other Income, Net

Other income, net, consists primarily of interest income on our cash equivalents and investments, realized gains (losses) on investments, interest expense and other miscellaneous income.

Other income, net, decreased approximately $1.1 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due primarily to lower interest income based on lower interest yields, higher foreign currency remeasurement losses and a $638,000 benefit recognized upon the resolution of contingencies related to the Roxio spin off from Adaptec in the first quarter of fiscal 2008.

We expect other income, net, to vary in the future due to investment rate changes, foreign currency fluctuations and other non-recurring items.

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

The net income tax benefit for the first quarter of fiscal 2009 represents the quarterly tax provision offset by approximately $300,000 tax benefit upon closure of an income tax audit related to a formerly owned foreign subsidiary. The quarterly tax provisions in both years represent primarily state franchise taxes, foreign taxes and the timing difference related to the Pressplay goodwill. We are subject to various tax rates in the jurisdictions in which we do business. Our tax provision does not take into account any future benefit from loss carryforwards, which may be realized if we again achieve profitability and begin generating taxable income.

In the near term, we expect to continue to incur operating losses from operations, and therefore to have minimal tax provisions other than the timing difference related to the Pressplay goodwill.

Liquidity and Capital Resources

At June 30, 2008, Napster had $70.3 million in cash, cash equivalents and investments. These amounts consist principally of commercial paper, corporate securities, U.S. agencies securities, asset backed securities, an auction rate security and money market funds. This balance represents a $528,000 increase as compared to cash, cash equivalent and investments at March 31, 2008.

Our primary ongoing source of cash is receipts from revenues. The primary uses of cash are payroll (salaries and related benefits), general operating expenses (marketing, travel and office rent), payments to content providers, payments for products held for resale, and purchases of property and equipment, including software development costs.

We have significant non-cash expenditures, such as depreciation and amortization, amortization of prepaid marketing expenses, stock based compensation charges and deferred tax expense. We also have significant non-cash changes in working capital, such as accruals for music publishing fees, for which rates have not been finalized and thus only partial payments are being made. When music publishing fee rates are established, we will be obliged to make retroactive payments for certain unpaid music publishing fees since the inception of Pressplay. As of June 30, 2008, we have accrued $12.8 million for these fees, which once finalized, are likely to be payable during calendar 2009.

The municipal securities we held at June 30, 2008 were comprised of one $2.7 million, AAA rated, auction rate security (“ARS”) with underlying assets of student loans guaranteed by the U.S. government. We have been unable to sell this security since April 2008 due to auction failure. As a result, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. Because it may take in excess of twelve months for the market of student loan ARS’ to recover, we have moved this ARS to long-term investments from short-term investments at June 30, 2008.

We have the ability and intent to hold this ARS until a forecasted recovery of fair value up to the par value of the security, which in certain cases may mean final maturity. To date, we have collected all interest payable on this investment when due and expect to continue to do so in the future. While the recent auction failure may limit our ability to liquidate this investment for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures, or other business requirements in the next twelve months.

Our working capital was $29.2 million at June 30, 2008 compared to $35.1 million at March 31, 2008. The change in our working capital includes the reclassification of the $2.7 million ARS from short-term investment to long-term investments at June 30, 2008.

Financial Position

We believe that the liquidity provided by existing cash, cash equivalents and investments will provide sufficient capital to meet our requirements for at least the next 12 months. Napster operates and will continue to operate in the near term at a loss.

We do not currently hold any debt. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur debt or hold other derivative financial instruments in the future.

Cash Flows

The following table sets forth, for the periods indicated, the components of cash flow activities (in thousands):

	For the three months ended June 30,
	2008	2007
Net loss	$(4,382)	$(4,244)
Non-cash expenses	2,170	4,634
Changes in operating assets and liabilities:	3,674	1,183

Net cash provided by operating activities	$1,462	$1,573

Net cash (used in) provided by investing activities	$3,028	$(521)
Net cash used in financing activities	$(295)	$(505)

Cash provided by (used in) operating activities is driven by our net loss, adjusted for non-cash items, and change in operating assets and liabilities. Non-cash adjustments include depreciation and amortization, amortization of prepaid marketing expenses, stock-based compensation expense and deferred income taxes. Other cash changes in operating assets and liabilities include the deferral of revenue, vendor prepayments, and ongoing payment, accrued liabilities and collection of trade payables and receivables.

Cash provided by (used in) investing activities is primarily attributable to purchases and sales of investments and capital expenditures.

Cash provided by (used in) financing activities is driven by our financing activities relating to employee stock plans and principal payments of capital lease obligations.

The $110,000 decrease in net cash provided by operating activities in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 is due to (1) the $138,000 higher net loss in the first quarter of fiscal 2009, (2) the $2.4 million of lower non-cash expenses in the first quarter of fiscal 2009, related primarily to amortization of assets recorded as part of the AOL customer acquisition in fiscal 2007 and lower stock-based compensation expense, offset by(3) $1.1 million of increased accruals for legal fees in the first quarter of fiscal 2009, and (4) an approximately $1.3 million net increase in other changes in working capital items.

The decrease in net cash provided by investing activities in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 is primarily due to the fact that, after funding the $277,000 of capital expenditures and other assets in the first quarter of fiscal 2009, we moved available funds from short-term investments to cash-equivalent investments because they provide more stability amid the current market turmoil. In the first quarter of fiscal 2008, we used $550,000 in capital expenditures.

Financing activities in both fiscal 2009 and 2008 were due to required minimum tax withholding on employee stock plan activity.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 7 – Recent Accounting Pronouncements to the condensed consolidated financial statements appearing in Item 1, Part I to this Quarterly Report, which are incorporated by reference into this Item 2, Part I.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our cash, cash equivalents and investments with high quality financial institutions and, as part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions. Amounts deposited with these institutions may exceed federal depository insurance limits. In addition, the portfolio of investments conforms to our policy regarding concentration of investments, maximum maturity and quality of investment.

Some of the securities in which we have invested may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To reduce this risk, we maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, corporate securities, U.S. agencies securities, asset-backed securities and money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on these funds fluctuates with the prevailing interest rate.

At June 30, 2008, all $30.7 million of our short-term investments are subject to market risk and mature within one year. The weighted-average yield of those short-term investments was 3.76% at June 30, 2008. The weighted-average yield of the $2.7 million long-term investment was 3.24% at June 30, 2008. Our cash equivalents are invested in commercial paper, corporate securities, U.S. agencies securities and money market funds, which are not considered “subject to market risk” because those funds are not subject to significant interest rate risk due to their short maturities.

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

Market Risk

At June 30, 2008, we held a $2.7 million investment in one AAA rated auction rate municipal security, for which the underlying assets are student loans guaranteed by the U.S. government. We have been unable to sell this security since April 2008 due to auction failure. As a result, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. See Liquidity and Capital Resources appearing in Item 2 of this Report.

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

Cash and cash equivalents are predominantly denominated in U.S. dollars. As of June 30, 2008 we held the equivalent of U.S. $5.2 million of cash and cash equivalents in United Kingdom pounds, U.S. $3.8 million in Euro and approximately U.S. $672,000 in other foreign currencies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that our disclosure controls and procedures were also effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For legal proceedings, see Note 6 – Commitments And Contingencies to the condensed consolidated financial statements appearing in Item 1, Part I to this Quarterly Report, which is incorporated by reference into this Item 1, Part II.

ITEM 1A.	RISK FACTORS

We have updated the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2008. We do not believe any of the updates constitute material changes from the risk factors previously disclosed in that report. For convenience, our risk factors, as updated, are included below in this Item 1A.

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

Our digital music distribution business has experienced significant net losses since its inception and, given the significant operating expenditures associated with our business plan, we expect to incur net losses for at least the next twelve months and will likely continue to experience net losses thereafter. No assurance can be made that our Napster services will ever contribute net income to our statement of operations. During the period beginning April 1, 2003, just prior to our acquisition of Pressplay in May 2003, through June 30, 2008, we incurred approximately $213.2 million of after tax losses from our digital music distribution business.

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

Because we operate in the Americas, Japan and Europe, our business is subject to risks associated with doing business internationally. Revenues from international operations have represented a significant portion of our total net revenues from our digital music distribution business. We anticipate that revenues from international operations will continue to represent a substantial portion of our total net revenues as we expand our Napster and Napster Mobile services abroad and enter into additional joint venture arrangements and other strategic partnerships, if any, with international partners. Accordingly, our future revenues could decrease based on a variety of factors, including:

•	disputes with our international joint venture partners;

•	dilution of our interest and degree of control over our joint venture;

•	mismanagement or fraud by our international joint venture partners;

•	changes in foreign currency exchange rates;

•	seasonal fluctuations in sales of our prepaid cards as well as other products and services internationally;

•	changes in a specific country’s or region’s political or economic condition, particularly in emerging markets;

•	unexpected changes in foreign laws and regulatory requirements;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	trade protection measures and import or export licensing requirements;

•	potentially adverse tax consequences including changes to the VAT collection scheme;

•	difficulty in managing widespread sales operations; and

•	less effective protection of intellectual property in foreign jurisdictions.

We depend on key personnel who may not continue to work for us.

Our success substantially depends on the continued employment of certain executive officers and key employees, including, for example, Christopher Gorog, our Chief Executive Officer. The loss of their services could harm our business. If they were to leave our company, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience.

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

Negative conditions in the global credit markets may impair the liquidity of our investment portfolio.

We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, corporate securities, U.S. agencies securities, asset-backed securities and money market funds. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the sub-prime mortgage crisis in the United States that has affected various sectors of the financial markets and led to global and liquidity issues. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments are impaired.

In particular, our investments include one AAA rated auction-rate security of $2.7 million estimated fair value. The underlying assets of this security are student loans generally guaranteed by the U.S. government. The recent negative conditions in the global credit markets have prevented most investors from liquidating their holdings of auction rate securities, because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our invested amounts may fail. If an auction fails for a security in which we have invested, we may be unable to liquidate our auction rate security at par, should we need or desire to access the funds invested in that security. In the event we need or desire to access these funds, we will not be able to do so until a future auction on this investment is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investment at par, we may incur a loss. As of June 30, 2008, the estimated fair value of the auction-rate security was less than par. We have an unrealized loss of $300,000 due to the temporary decline in the value of this security. Future rating downgrades of the security issuer or the third-parties insuring such investments may require us to continue to adjust the carrying value of these investments down due to possible future declines in value.

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

(c) In accordance with the terms applicable to restricted stock awards to our employees, we require our employees to deliver shares of our common stock to us in order to satisfy any applicable tax withholding requirements that arise in connection with the vesting of their restricted stock awards. During the three months ended June 30, 2008, our employees delivered 202,275 shares of our common stock to us to satisfy tax-withholding obligations with respect to restricted stock awards that vested during such period.

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

NAPSTER, INC.

(Registrant)

Date: August 11, 2008	By:	/s/ WM. CHRISTOPHER GOROG

Wm. Christopher Gorog
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ SUZANNE M. COLVIN

Suzanne M. Colvin
Vice President, Finance and Interim
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Purchase Agreement among the Registrant, UMG Duet Holdings, Inc., a Delaware corporation, and SMEI Duet Holdings, Inc., a Delaware corporation, dated May 19, 2003 (1)

2.2	AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated January 11, 2007, excluding certain schedules, exhibits, appendices and annexes thereto (2) **

2.3	Amendment No. 1 to AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated March 14, 2007, excluding certain schedules, exhibits, appendices and annexes thereto (2)

2.4	Letter Agreement, dated March 14, 2007, amending that certain AOL Asset Purchase Agreement by and between AOL LLC, AOL Music Now LLC and Napster, LLC, dated January 11, 2007, as amended (2)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (4)

3.2	Amended and Restated Bylaws of the Registrant (11)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Roxio, Inc. (6)

4.1	Form of Common Stock certificate of the Registrant (3)

4.2	Preferred Stock Rights Agreement, dated as of May 18, 2001, between Registrant and Mellon Investor Services, LLC, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (6)

4.3	Form of Purchase Agreement dated as of June 18, 2003 by and between the Registrant and certain Purchasers set forth on the signature page thereto (7)

4.4	Amended and Restated LLC Operating Agreement of Napster, LLC dated May 19, 2003 by and between Registrant, UMG Duet Holdings, Inc. and SMEI Duet Holdings, Inc. (5)

4.5	Form of Purchase Agreement dated as of January 13, 2004 by and between Napster and certain Purchasers set forth on the signature page thereto (8)

4.6	Registration Rights Agreement dated June 17, 2004 between the Registrant and Best Buy Enterprise Services Inc. (9)

4.7	Common Stock Purchase Agreement between Registrant and Best Buy Enterprise Services Inc. dated June 17, 2004 (9)

4.8	Form of Purchase Agreement dated as of January 20, 2005 by and between Registrant and certain Investors (10)

10.1	Letter Agreement, dated July 2, 2008, between the Company and Suzanne M. Colvin* (12)

31.1	Certification of Chief Executive Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

**	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 19, 2003.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 6, 2007.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 23, 2004.
(4)	Incorporated by reference to the Registrant’s Form 10 Registration Statement (No. 000-32373) as filed with the Securities and Exchange Commission on May 15, 2001.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 30, 2003.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on June 5, 2001.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 20, 2003.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2004.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-117520) as filed with the Securities and Exchange Commission on July 20, 2004.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2005.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 14, 2007.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 2, 2008.